Form 10-K
period 1993-12-31
PACIFIC ENTERPRISES INC
filed 1994-03-29
CIK 75527

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]


                   For the fiscal year ended December 31, 1993
                           Commission file number 1-40

                               PACIFIC ENTERPRISES
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            California                                95-0743670
    ---------------------------          ---------------------------------
     (State of incorporation)            (IRS Employer Identification No.)

633 West Fifth Street, Los Angeles, California           90071-2006
- ----------------------------------------------         --------------
     (Address of principal executive offices)            (Zip Code)

                                 (213) 895-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                  ON WHICH REGISTERED

 Common Stock and Associated                            New York Stock Exchange
 Common Stock Purchase Rights                           Pacific Stock Exchange

 Preferred Stock
     $7.64 dividend
     $4.75 dividend
     $4.50 dividend                                     American Stock Exchange
     $4.40 dividend                                     Pacific Stock Exchange
     $4.36 dividend

 Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No
                             -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Registrant's voting stock (Common Stock and Voting Preferred Stock) held by non-affiliates at March 16, 1994, was approximately $1.9 billion. This amount excludes the market value of 780,000 shares of Common Stock held by Registrant's directors and executive officers.

Registrant's Common Stock outstanding at March 16, 1994, numbered 84,391,373 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in this Annual Report is incorporated by reference to information contained or to be contained in other documents filed or to be filed by Registrant with the Securities and Exchange Commission. The following table identifies the information so incorporated in each Part of this Annual Report on Form 10-K and the document in which it is or will be contained.

                                                Information Incorporated
                                                by Reference and Document
       Annual Report                            in Which Information is or
       On Form 10-K                             will be Contained
       ------------                             ---------------------------

       Part II                   -              Information contained under
                                                the captions "Financial Review
                                                -- Management's Discussion and
                                                Analysis", "Quarterly Financial
                                                Data", "Range of Market Prices
                                                and Capital Stock" and "Selected
                                                Financial Data and Comparative
                                                Statistics 1983-1993", in
                                                Registrant's 1993

                                                Annual Report to Shareholders.


       Part III                  -              Information contained under  the
                                                captions "Election of
                                                Directors", "Share Ownership of
                                                Directors and Executive
                                                Officers" and "Executive
                                                Compensation" in Registrant's
                                                Proxy Statement for its Annual
                                                Meeting of Shareholders
                                                scheduled to be held on
                                                May 5, 1994.

                                TABLE OF CONTENTS


                                                                        Page
                                     PART I

Item 1.   Business .............................................          6

          Pacific Enterprises...................................          6
                    Strategic Plan and Recent
                    Restructuring...............................          6

          Southern California Gas Company.......................          7

                    Recent Developments.........................          8

                       Regulatory Activity......................          8

                       Restructuring of Gas
                       Supply Contracts.........................          8

                       Comprehensive Settlement of
                       Regulatory Issues........................          9

                    Operating Statistics........................          9

                    Service Area................................         11

                    Utility Services............................         12

                    Demand for Gas..............................         13

                    Supplies of Gas.............................         14

                    Rates and Regulation........................         17

                    Properties..................................         18

                    Environmental Matters.......................         18

          Interstate Pipeline Operations........................         19

          Alternate Energy Operations...........................         20

          Employees.............................................         21

          Management............................................         22

Item 2.   Properties............................................         23

Item 3.   Legal Proceedings.....................................         23

Item 4.   Submission of Matters to a
          Vote of Security Holders..............................         24

                                     PART II

Item 5.   Market for Registrant's Common
          Equity and Related Stockholder Matters................         25

Item 6.   Selected Financial Data...............................         25

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations............................................         25

Item 8.   Financial Statements and
          Supplementary Data....................................         25

Item 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure..................................         26

                                    PART III

Item 10.  Directors and Executive Officers
          of the Registrant.....................................         27

Item 11.  Executive Compensation................................         27

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management......................         27

Item 13.  Certain Relationships and Related
          Transactions..........................................         27

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K...............................         28

                                     PART I

                                ITEM 1. BUSINESS

                               PACIFIC ENTERPRISES

          Pacific Enterprises is a Los Angeles-based utility holding company primarily engaged in supplying natural gas throughout most of Southern and portions of Central California. These operations are conducted through Southern California Gas Company, the nation's largest natural gas distribution utility, serving 4.7 million meters and 535 communities throughout a 23,000-square mile service territory with a population of approximately 16 million. Through other subsidiaries, Pacific Enterprises is also engaged in interstate and offshore natural gas transmission and in alternate energy development.

                     STRATEGIC PLAN AND RECENT RESTRUCTURING

          Pacific Enterprises returned to profitability in 1993 and resumed dividends on its Common Stock. This was accomplished through the completion of a strategic restructuring and the continued strong performance of gas utility operations conducted through Southern California Gas Company, which has achieved or exceeded its authorized rate of return on rate base for the last 11 consecutive years.

          The restructuring was part of a new strategic plan to refocus on natural gas utility operations. It was adopted in 1992 in response to increasingly unsatisfactory financial performance and shareholder returns attributable to non-utility operations. Non-utility operations had been greatly expanded in 1986 with the initial acquisition of retailing operations and, to a lesser extent, again in 1988 with additional acquisitions in retailing and in oil and gas exploration and production. The profitability of gas utility operations could not offset declines in non-utility operations and earnings per share increasingly declined beginning in 1988 and substantial and increasing losses were incurred beginning in 1990. As a result, non-utility related indebtedness increased substantially and dividends on Common Stock were reduced in 1991 and suspended in 1992.

          During 1992 and early 1993, retailing and oil and gas exploration and production operations were sold with the sale proceeds applied to reduce non-utility related debt and the remaining debt was refinanced. Corporate staff and other expenses also were reduced. In addition, a quasi-reorganization for financial reporting purposes was effected on December 31, 1992 restating assets and liabilities to their fair value and eliminating an accumulated deficit in retained earnings.

          In mid-1993, Pacific Enterprises completed a public offering of 8 million shares of its Common Stock and applied a portion of the proceeds of the offering to the repayment of substantially all remaining non-utility debt. Cash dividends on Common Stock were then resumed at an initial annual rate of $1.20 per share.

          The restructuring was completed later in 1993 by establishing common membership for the Boards of Directors of Pacific Enterprises and Southern California Gas Company and electing several officers in common between the two companies. These include Willis B. Wood, Jr., Chairman and Chief Executive Officer of Pacific Enterprises, who was elected as Presiding Director of Southern California Gas Company and Richard D. Farman, Chief Executive Officer of Southern California Gas Company, who was elected as President of Pacific Enterprises.

                         ------------------------------

          Pacific Enterprises was incorporated in California in 1907 as the successor to a corporation organized in 1886. Its principal executive offices
are located at 633 West Fifth Street, Los Angeles, California   90071-2006 and
its telephone number is (213) 895-5000.

                         SOUTHERN CALIFORNIA GAS COMPANY

          Pacific Enterprises' principal subsidiary is Southern California Gas Company ("SoCalGas"), a public utility owning and operating a natural gas transmission, storage and distribution system that supplies natural gas in 535 cities and communities throughout most of Southern California and parts of Central California. SoCalGas is the nation's largest natural gas distribution utility, providing gas service to approximately 16 million residential, commercial, industrial, utility electric generation and wholesale customers through approximately 4.7 million meters in a 23,000-square mile service area.


          SoCalGas is subject to regulation by the California Public Utilities Commission (CPUC) which, among other things, establishes rates SoCalGas may charge for gas service, including an authorized rate of return on investment. SoCalGas' future earnings and cash flow will be determined primarily by the allowed rate of return on common equity, growth in rate base, noncore pricing and the variance in gas volumes delivered to these noncore customers versus CPUC-adopted forecast deliveries, the recovery of gas and contract restructuring costs if the Comprehensive Settlement (see "Recent Developments - Comprehensive Settlement of Regulatory Issues") is not approved and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. Also, SoCalGas' ability to earn revenues in excess of its authorized return from noncore customers due to volume increases will be substantially eliminated for the five years of the Comprehensive Settlement referenced above. This is because forecasted deliveries in excess of the 1991 throughput levels used to establish rates were contemplated in estimating the costs of the Comprehensive Settlement, and are reflected in current year liabilities. In addition, the impact of any future regulatory restructuring and increased competitiveness in the industry, including the continuing threat of customers bypassing SoCalGas' system and obtaining service directly from interstate pipelines, can affect SoCalGas' performance.

          For 1994, the CPUC has authorized SoCalGas to earn a rate of return on rate base of 9.22 percent and a 11.00 percent rate of return on common equity compared to 9.99 percent and 11.90 percent, respectively, in 1993. Growth in rate base for 1993 was approximately 1.8 percent and rate base is expected to increase by approximately 4 percent to 5 percent in 1994. SoCalGas has achieved or exceeded its authorized return on rate base for the last eleven consecutive years and its authorized rate of return on equity for the last nine consecutive years.

                               RECENT DEVELOPMENTS

REGULATORY ACTIVITY

          On December 17, 1993, the CPUC issued its decision in SoCalGas' 1994 general rate case which authorized a net $97 million rate reduction. SoCalGas plans to adjust its operations with the intention of operating within the amounts authorized in rates. Approximately $21 million of the rate reduction represents productivity improvements. Other items include non-operational issues, primarily reductions in marketing programs and income tax effects of the rate reduction. The decision also includes the effects of the reduction of SoCalGas' rate of return authorized in its 1994 cost of capital proceeding, which increased the total reduction in rates to $132 million. New rates emanating from the CPUC decision became effective January 1, 1994.

RESTRUCTURING OF GAS SUPPLY CONTRACTS

          SoCalGas and the Company's gas supply subsidiaries have reached agreements with suppliers of California offshore and Canadian gas for a restructuring of long-term gas supply contracts. The cost of these supplies to SoCalGas has been substantially in excess of its average delivered cost of gas. During 1993, these excess costs totaled approximately $125 million.

          The new agreements substantially reduce the ongoing delivered costs of these gas supplies and provide lump sum settlement payments of $375 million to the suppliers. The expiration date for the Canadian gas supply contract has been shortened from 2012 to 2003, and the supplier of California offshore gas continues to have an option to purchase related gas treatment and pipeline facilities owned by the Company's gas supply subsidiary. The agreement with the suppliers of Canadian gas is subject to certain Canadian regulatory and other approvals.

COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES

          SoCalGas and a number of interested parties, including the Division of Ratepayer Advocates ("DRA") of the CPUC, large noncore customers and ratepayer groups, have filed for CPUC approval a comprehensive settlement (the "Comprehensive Settlement") of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with the gas supply contracts discussed above. The Comprehensive Settlement, if approved by the CPUC, would permit SoCalGas to recover in utility rates approximately 80 percent of its contract restructuring costs of $375 million and accelerated depreciation of related pipeline assets of its gas supply affiliates of approximately $130 million, together with interest, over a period of approximately five years. SoCalGas has filed a financing application with the CPUC primarily for the borrowing of $425 million to provide for funds needed under the Comprehensive Settlement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comprehensive Settlement of Regulatory Issues" for a discussion of the regulatory issues, in addition to the gas supply issues, addressed in the Comprehensive Settlement.

                              OPERATING STATISTICS

          The following table sets forth certain operating statistics of SoCalGas from 1989 through 1993.

                              OPERATING STATISTICS


                                                                    Year Ended December 31,
                                            ----------------------------------------------------------------------
                                                1993          1992           1991           1990           1989
                                                ----          ----           ----           ----           ----
Gas Revenues (thousands of dollars):
    Residential                              $1,652,562     $1,483,654     $1,673,837     $1,547,492      1,484,099
    Commercial/Industrial                       853,579        836,672        977,065      1,057,030      1,016,267
    Utility Electric Generation                 147,208        194,639        148,573        235,102        482,747
    Wholesale                                   116,737        128,881        144,779        164,716        191,817
    Exchange                                      3,745          5,863          7,482          8,496          8,371
                                             ----------     ----------     ----------     ----------     ----------
      Total                                  $2,773,831     $2,649,709     $2,951,736     $3,012,836     $3,183,301
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------


Volumes (millions of cubic feet):
    Residential                                 247,507        243,920        249,522        261,887        255,414
    Commercial/Industrial                       339,706        363,124        460,368        436,330        400,554
    Utility Electric Generation                 212,720        220,642        170,043        158,985        201,845
    Wholesale                                   147,978        149,232        141,931        139,034        145,923
    Exchange                                     16,969         23,888         25,604         30,246         29,725
                                             ----------     ----------     ----------     ----------     ----------
      Total                                     964,880      1,000,806      1,047,468      1,026,482      1,033,461
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------

    Sales                                       352,052        355,177        411,414        515,757        594,327
    Transportation                              595,859        621,741        610,450        480,479        409,409
    Exchange                                     16,969         23,888         25,604         30,246         29,725
                                             ----------     ----------     ----------     ----------     ----------
      Total                                     964,880      1,000,806      1,047,468      1,026,482      1,033,461
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------

Revenues (per thousand cubic feet):
    Residential                                   $6.68          $6.08          $6.71          $5.91          $5.81
    Commercial/Industrial                         $2.51          $2.30          $2.12          $2.42          $2.54
    Utility Electric Generation                   $0.69          $0.88          $0.87          $1.48          $2.39
    Wholesale                                     $0.79          $0.86          $1.02          $1.18          $1.31
    Exchange                                      $0.22          $0.25          $0.29          $0.28          $0.28

Customers
    Active Meters (at end of period):
     Residential                              4,459,250      4,445,500      4,429,896      4,381,563      4,295,838
     Commercial                                 187,602        189,364        193,051        193,409        192,269
     Industrial                                  23,924         24,419         25,642         26,530         26,957
     Utility Electric Generation                      8              8              8              8              7
     Wholesale                                        3              2              2              2              2
                                             ----------     ----------     ----------     ----------     ----------
      Total                                   4,670,787      4,659,293      4,648,599      4,601,512      4,515,073
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------
Residential Meter Usage (annual average):
    Revenues                                       $371           $334           $380           $356           $349
    Volumes (thousands of cubic feet)              55.6           55.0           56.6           60.3           60.1

System Usage (millions of cubic feet):
    Average Daily Sendout                         2,611          2,717          2,881          2,824          2,852
    Peak Day Sendout                              4,578          4,547          4,356          5,267          5,295
    Sendout Capacity (at end of period)           7,351          7,419          7,073          7,073          7,027

Degree Days(1):
    Number                                        1,255(2)       1,258          1,409          1,432          1,344
    Average (20 Year)                             1,433          1,458          1,474          1,506          1,509
    Percent of Average                             87.6%          86.3%          95.6%          95.1%          89.1%

Population of Service Area
(estimated at year end)                      15,600,000     15,600,000     15,600,000     15,100,000     14,800,000

- ---------------------

(1) The number of degree days for any period of time indicates whether the temperature is relatively hot or cold. A degree day is recorded for each degree the average temperature for any day falls below 65 degrees Fahrenheit.

(2)  Estimated calendar degree days.


                                  SERVICE AREA

          SoCalGas distributes natural gas throughout a 23,000 - square mile service territory with a population of approximately 16 million people. As indicated by the following map, its service territory includes most of Southern California and portions of Central California.



                                     [MAP]



Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, San Diego Gas & Electric Company and Southwest Gas Company.

                                UTILITY SERVICES


          SoCalGas' customers are divided, for regulatory purposes, into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers are primarily electric utilities, wholesale and large commercial and industrial customers, with alternative fuel capability.

          SoCalGas offers two basic utility services, sale of gas and transmission of gas. Residential customers and most other core customers purchase gas directly from SoCalGas. Noncore customers and large core customers have the option of purchasing gas either from SoCalGas or from other sources (such as brokers or producers) for delivery through SoCalGas' transmission and distribution system. Smaller customers are permitted to aggregate their gas requirements and also to purchase gas directly from brokers or producers, up to a limit of 10 percent of SoCalGas' core market. SoCalGas generally earns the same contribution to earnings whether a particular customer purchases gas from SoCalGas or utilizes SoCalGas' system for transportation of gas purchased from others. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratemaking Procedures.")

          SoCalGas continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. However, the only gas supplies that SoCalGas may offer for sale to noncore customers are the same supplies that it purchases to serve its core customers. Noncore customers that elect to purchase gas supplies from SoCalGas must for a two-year period agree to take-or-pay for 75 percent of the gas that they contract to purchase.

          SoCalGas also provides a gas storage service for noncore customers on a bid basis. The storage service program provides opportunities for customers to store gas on an "as available" basis during the summer to reduce winter purchases when gas costs are generally higher, or to reduce their level of winter curtailment in the event temperatures are unusually cold. During 1993, SoCalGas stored approximately 24 billion cubic feet of customer-owned gas.

                                 DEMAND FOR GAS


          Natural gas is a principal energy source in SoCalGas' service area for residential, commercial and industrial uses as well as utility electric generation (UEG) requirements. Gas competes with electricity for residential and commercial cooking, water heating and space heating uses, and with other fuels for large industrial, commercial and UEG uses. Demand for natural gas in Southern California is expected to continue to increase but at a slower rate due primarily to a slowdown in housing starts, new energy efficient building construction and appliance standards and general recessionary business conditions.

          During 1993, 97 percent of residential energy customers in SoCalGas' service territory used natural gas for water heating and 94 percent for space heating. Approximately 78 percent of those customers used natural gas for cooking and over 72 percent for clothes drying.

          Demand for natural gas by large industrial and UEG customers is very sensitive to the price of alternative competitive fuels. These customers number only approximately 1,000; however, during 1993, accounted for approximately 19 percent of total revenues, 65 percent of total gas volumes delivered and 15 percent of the authorized gas margin. Changes in the cost of gas or alternative fuels, primarily fuel oil, can result in significant shifts in this market, subject to air quality regulations. Demand for gas for UEG use is also affected by the price and availability of electric power generated in other areas and purchased by SoCalGas' UEG customers.


          Since the completion of the Kern River/Mojave Interstate Pipeline (Mojave) in February 1992, SoCalGas' throughput to customers in the Kern County area who use natural gas to produce steam for enhanced oil recovery projects has decreased significantly because of the bypass of SoCalGas' system. Mojave now delivers to customers formerly served by SoCalGas 350 to 400 million cubic feet of gas per day. The decrease in revenues from enhanced oil recovery customers is subject to full balancing account treatment, except for a five percent incentive to SoCalGas for attaining certain throughput levels, and therefore, does not have a material impact on earnings. However, bypass of other Company markets also may occur as a result of plans by Mojave to extend its pipeline north to Sacramento through portions of SoCalGas' service territory. The effect of bypass is to increase SoCalGas' rates to other customers and thus make its natural gas service less competitive with that of competing pipelines and available alternate fuels.

          In response to bypass, SoCalGas has received authorization from the CPUC for expedited review of price discounts proposed for long-term gas transportation contracts with some noncore customers. In addition, in December 1992, the CPUC approved changes in the methodology for allocating SoCalGas' costs between core and noncore customers to reduce the subsidization of core customer rates by noncore customers. Effective in June 1993, these new rate changes implemented the CPUC's policy known as "long-run marginal cost." The revised methodologies have resulted in a reduction of noncore rates and a corresponding increase in core rates that better reflect the cost of serving each customer class and, together with price discounting authority, has enabled SoCalGas to better compete with interstate pipelines for noncore customers. In addition, in August 1993 a capacity brokering program was implemented. Under the program, for a fee, SoCalGas provides to noncore customers, or others, a portion of its control of interstate pipeline capacity to allow more direct access to producers. Also, the Comprehensive Settlement (see "Recent Developments - Comprehensive Settlement of Regulatory Issues") will help SoCalGas' competitiveness by reducing the cost of transportation service to noncore customers.

                                 SUPPLIES OF GAS

          In 1993, SoCalGas delivered slightly less than 1 trillion cubic feet of natural gas through its system. Approximately 64 percent of these deliveries were customer-owned gas for which SoCalGas provided transportation services, compared to 65 percent in 1992. The balance of gas deliveries was gas purchased by SoCalGas and resold to customers.

          Most of the natural gas delivered by SoCalGas is produced outside of California. These supplies are delivered to the California border by interstate pipeline companies (primarily El Paso Natural Gas Company and Transwestern Natural Gas Company) that produce or purchase the supplies or provide transportation services for supplies purchased from other sources by SoCalGas or
its transportation customers.   These supplies enter SoCalGas' intrastate
transmission system at the California border for delivery to customers.

          SoCalGas currently has paramount rights to daily deliveries of up to 2,200 million cubic feet of natural gas over the interstate pipeline systems of El Paso Natural Gas Company (up to 1,450 million cubic feet) and Transwestern Pipeline Company (up to 750 million cubic feet). The rates that interstate pipeline companies may charge for gas and transportation services and other terms of service are regulated by the Federal Energy Regulatory Commission
(FERC).

          The following table sets forth the sources of gas deliveries by SoCalGas from 1989 through 1993.

                         SOUTHERN CALIFORNIA GAS COMPANY

                                 SOURCES OF GAS

                                                                      Year Ended December 31,
                                              --------------------------------------------------------------------
                                                  1993           1992           1991           1990           1989
                                                  ----           ----           ----           ----           ----
Gas Purchases: (Millions of Cubic Feet)
  Market Gas:
   30-Day                                        84,696         20,695        139,649        148,849        202,316
   Other                                        159,197        198,049        168,486        225,710        161,078
                                             ----------     ----------     ----------     ----------     ----------
   Total Market Gas                             243,893        218,744        308,135        374,559        363,394

   El Paso Natural Gas Company                       --             --             --             --          7,288

   Transwestern Pipeline Company                     --             --             --             --         87,475

  Affiliates                                     96,559         99,226         98,566        103,406        104,097

  California Producers &
   Federal Offshore                              28,107         42,262         39,613         52,633         54,145
                                             ----------     ----------     ----------     ----------     ----------

   Total Gas Purchases                          368,559        360,232        446,314        530,598        616,399

Customer-Owned Gas and
   Exchange Receipts                            622,307        641,080        629,038        531,263        436,239

Storage Withdrawal
  (Injection) - Net                              (9,498)        14,379         (8,451)       (13,288)         1,010

Company Use and
  Unaccounted For                               (16,488)       (14,885)       (19,432)       (22,091)       (20,185)
                                             ----------     ----------     ----------     ----------     ----------

    Net Gas Deliveries                          964,880      1,000,806      1,047,469      1,026,482      1,033,463
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------

Gas Purchases: (Millions of dollars)
   Commodity Costs                            $ 815,145     $  805,550     $1,071,445     $1,371,854     $1,514,494
   Fixed Charges*                               397,714        397,579        358,294        405,233        430,242
                                             ----------     ----------     ----------     ----------     ----------

     Total Gas Purchases                     $1,212,859     $1,203,129     $1,429,739     $1,777,087     $1,944,736
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------
Average cost of gas purchased
(dollars per thousand
cubic feet)**                                     $2.21          $2.24          $2.40          $2.59          $2.46
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------

* Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas.

**   The average commodity cost of gas purchased excludes fixed charges.


          Market sensitive gas supplies (supplies purchased on the spot market as well as under longer-term contracts and ranging from one month to ten years based on spot prices) accounted for approximately 66 percent of total gas volumes purchased by SoCalGas during 1993, as compared with 61 percent and 69 percent, respectively, during 1992 and 1991. These supplies were generally purchased at prices significantly below those for other long-term sources of supply.

          See "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comprehensive Settlement of Regulatory Issues" for a discussion of the contemplated gas cost incentive mechanism. On March 16, 1994, the CPUC issued its decision approving the gas cost incentive mechanism for implementation for a three year trial period beginning April 1, 1994.

          SoCalGas estimates that sufficient natural gas supplies will be available to meet the requirements of its customers into the next century. Because of the many variables upon which estimates of future service are based, however, actual levels of service may vary significantly from estimated levels.


                              RATES AND REGULATION

          SoCalGas is regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate in the best interest of the ratepayer with a reasonable profit. The regulatory structure is complex and has a very substantial impact on the profitability of SoCalGas.

          The return that SoCalGas is authorized to earn is the product of the authorized rate of return on rate base and the amount of rate base. Rate base consists primarily of net investment in utility plant. Thus, SoCalGas' earnings are affected by changes in the authorized rate of return on rate base and the growth in rate base and by SoCalGas' ability to control expenses and investment in rate base within the amounts authorized by the CPUC in setting rates. SoCalGas' ability to achieve its authorized rate of return is affected by other regulatory and operating factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratemaking Procedures."

          SoCalGas' operating and fixed costs, including return on rate base, are allocated between core and noncore customers under a methodology that is based upon the costs incurred in serving these customer classes. For 1994, approximately 87 percent of the CPUC-authorized gas margin has been allocated to core customers and 13 percent to noncore customers, including wholesale customers. Under the current regulatory framework, costs may be reallocated between the core and the noncore markets once every other year in a biennial cost allocation proceeding (BCAP).

                                   PROPERTIES

          At December 31, 1993, SoCalGas owned approximately 3,280 miles of transmission and storage pipeline, 42,250 miles of distribution pipeline and 42,406 miles of service piping. It also owned twelve transmission compressor stations and six underground storage reservoirs (with a combined working storage capacity of approximately 116 billion cubic feet) and general office buildings, shops, service facilities, and certain other equipment necessary in the conduct of its business.

          Southern California Gas Tower, a wholly owned subsidiary of SoCalGas, has a 15% limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas occupies about half of the building. See also "Item 2. Properties."

                              ENVIRONMENTAL MATTERS

          SoCalGas has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. In addition, SoCalGas is one of a large number of major corporations that have been named by federal authorities as potentially responsible parties for environmental remediation of two other industrial sites and a landfill site. These 45 sites are in various stages of investigation or remediation. It is anticipated that the investigation, and if necessary, remediation of these sites will be completed over a period of from ten years to twenty years.

          The CPUC approved approximately $9 million in SoCalGas' base rates for expenditures beginning in 1990 through 1993 associated with investigating these sites. In addition, the CPUC previously has approved a special ratemaking procedure with respect to environmental remediation costs under which, upon approval by the CPUC on a site-by-site basis, these costs are accumulated for recovery in future rates subject to a reasonableness review. However, in a decision issued in late 1992 in connection with its initial reasonableness review of these costs, the CPUC concluded that SoCalGas had failed to demonstrate by clear and convincing evidence, the reasonableness for rate recovery of the applied for remediation costs under the existing ratemaking procedure. The decision concluded that a reasonableness review procedure may not be appropriate for rate recovery of environmental remediation costs. In addition, the CPUC ordered SoCalGas, along with other California energy utilities and the DRA, to work toward the development of an alternate ratemaking procedure including cost sharing between shareholder and ratepayers.

          In November 1993, a collaborative settlement agreement between the above parties was submitted to the CPUC for approval that recommends a ratemaking mechanism that would provide recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities would have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates. On March 10, 1994, an administrative law judge's proposed decision was issued which adopted the sharing mechanism discussed above. A final CPUC decision is expected in mid-1994.

          Through the end of 1993, preliminary investigations at 33 sites have been completed by SoCalGas and remediation liabilities are estimated to be $82 million for all 45 sites. The liability estimated for these sites is subject to future adjustment pending further investigation. (See Note 5 of Notes to Consolidated Financial Statements filed as Exhibit 1.07 to this Annual Report.)

                         INTERSTATE PIPELINE OPERATIONS

          Pacific Enterprises is engaged, through Pacific Interstate Company, in interstate and offshore purchase and transmission of natural gas which is resold to SoCalGas under long-term supply contracts. Two subsidiaries own and operate pipelines and related facilities for deliveries to SoCalGas of gas produced from offshore fields near Santa Barbara, California. Another subsidiary has an interest in pipeline facilities for deliveries to SoCalGas of gas from Western Canada.

          The operations of one of these subsidiaries is regulated by the Federal Energy Regulatory Commission which has approved tariffs which provide for the recovery from SoCalGas of virtually all costs related to the purchase and delivery of natural gas. During 1993, these operations accounted for approximately 26% of the total volume of gas purchased by SoCalGas and 10% of SoCalGas' total throughput.

                           ALTERNATE ENERGY OPERATIONS

          Through Pacific Energy, Pacific Enterprises builds and operates electricity generating plants fueled by renewable energy sources, including gas from sanitary landfills, waste wood, hydropower and geothermal. Electricity produced by these plants is sold to electric utilities under long-term contracts generally providing for escalating fixed prices for ten years with pricing thereafter at the utility's short-run avoided cost. The fixed pricing periods for Pacific Energy's existing contracts expire between 1995 and 1997 and Pacific Enterprises anticipates that avoided cost pricing will result in substantially lower prices for its electrical production than the fixed prices currently being received.

          Pacific Energy also develops and operates centralized heating and air conditioning plants. These plants supply heated and chilled water for heating and cooling major office buildings, hotels and apartments.

                                    EMPLOYEES

          Pacific Enterprises and its subsidiaries employ approximately 9,300 persons. Of these, approximately 9,000 are employed by SoCalGas.

          Most field, clerical and technical employees of SoCalGas are represented by the Utility Workers' Union of America, or the International Chemical Workers' Union. Collective bargaining agreements covering these approximately 6,400 employees expired on June 30, 1993, principally as a consequence of failure to reach agreement with respect to SoCalGas' proposal to permit the use of outside contractors for certain services now being provided by union represented employees, if costs were not lowered to an amount that would be incurred through the use of outside contractors. In August 1993, after reaching an impasse, SoCalGas unilaterally implemented the majority of its proposals and after two failed strike votes and further negotiations, the Union membership voted in February 1994 on a contract with terms consistent with that implemented by SoCalGas. On February 28, 1994, the Union notified SoCalGas that the contract had been ratified by the membership and a contract was signed on March 9, 1994. The collective bargaining agreement with respect to wages and working conditions will extend through March 31, 1996. The medical plan agreement will expire on December 31, 1995.

                                   MANAGEMENT

          The executive officers of Pacific Enterprises are as follows:


Name                         Age                  Position
- ----                         ---                  --------
Willis B. Wood, Jr.           59                  Chairman of the Board and
                                                  Chief Executive Officer and
                                                  Presiding Director of Southern
                                                  California Gas Company

Richard D. Farman             58                  President and Chief Operating
                                                  Officer and Chief Executive
                                                  Officer of Southern California
                                                  Gas Company

Warren I. Mitchell            56                  President of Southern
                                                  California Gas Company

Lloyd A. Levitin              61                  Executive Vice President,
                                                  Treasurer and Chief Financial
                                                  Officer

Charles F. Weiss              54                  Senior Vice President and
                                                  Chief Administrative Officer

Leslie E. LoBaugh, Jr.        48                  Vice President and General
                                                  Counsel

          Executive officers are elected annually and serve at the pleasure of the Board of Directors.

          All of Pacific Enterprises' executive officers have been employed by Pacific Enterprises or its subsidiaries in management positions for more than five years.

          There are no family relationships between any of Pacific Enterprises' executive officers.

                               ITEM 2.  PROPERTIES


          Pacific Library Tower, a wholly-owned subsidiary of Pacific Enterprises, has a 25% ownership interest in a 72-story office building in downtown Los Angeles that was completed in late 1990. Pacific Enterprises and its subsidiaries occupy twelve floors of the building.

          Information with respect to the properties of other Pacific Enterprises' subsidiaries is set forth in Item 1 of this Annual Report.


                           ITEM 3.  LEGAL PROCEEDINGS

          Except for the matters referred to in the financial statements filed with or incorporated by reference in Item 8 or referred to elsewhere in this Annual Report, neither Pacific Enterprises nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.

          Pacific Enterprises and certain of its directors and former directors are defendants in seven shareholder actions. Three of the actions are substantially identical shareholder derivative actions in which Pacific Enterprises is named only as a nominal defendant. The derivative actions seek recovery from the defendant directors on behalf of Pacific Enterprises for damages asserted to have been suffered by Pacific Enterprises by alleged breaches of fiduciary duties by the directors in connection with Pacific Enterprises' diversification program. The remaining four actions are shareholder class actions filed on behalf of shareholders who purchased shares of Pacific Enterprises between June 5, 1990 and February 4, 1992 and seek recovery from Pacific Enterprises and the defendant directors for damages asserted to have been suffered as a result of allegedly improper disclosures under the federal securities laws. In January 1994, Pacific Enterprises announced an agreement had been reached to settle the shareholder lawsuits which were originally filed in February 1992. The settlement, which is subject to court approval, totals $45 million. The settlement and related legal costs, after giving effect to amounts paid by other parties, had been fully provided in liabilities established in prior years. Pacific Enterprises is a defendant in various lawsuits arising in the normal course of business; however, management believes that the resolution of these pending claims and legal proceedings will not have a material adverse effect on Pacific Enterprises' financial statements.

                    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of 1993 to a vote of Pacific Enterprises' security holders.

                                     PART II
                     ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

          Pacific Enterprises' Common Stock is traded on the New York and Pacific Stock Exchanges. Information as to the high and low sales prices for such stock as reported on the composite tape for stocks listed on the New York Stock Exchange and dividends paid for each quarterly period during the two years ended December 31, 1993 is set forth under the captions "Range of Market Prices of Capital Stock" and "Quarterly Financial Data" in Pacific Enterprises' 1993 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

          At December 31, 1993, there were 45,414 holders of record of Pacific Enterprises' Common Stock.

                        ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this Item is set forth under the caption "Financial Review - Selected Financial Data and Comparative Statistics 1983-1993" in Pacific Enterprises' 1993 Annual Report to Shareholders filed as
Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

                  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is set forth under the caption "Financial Review - Management's Discussion and Analysis" in Pacific Enterprises' 1993 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pacific Enterprises' consolidated financial statements and schedules required by this Item are listed in Item 14(a)1 and 2 in Part IV of this Annual Report. The consolidated financial statements listed in Item 14(a)1 are incorporated herein by reference.

                      ITEM 9.  CHANGES IN AND DISAGREEMENTS
                         WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

          No change in the Company's accountants has taken place.

                                    PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this Item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 5, 1994. Such information is incorporated herein by reference.

          Information required by this Item with respect to the Company's executive officers is set forth in Item 1 of this Annual Report.

                        ITEM 11.  EXECUTIVE COMPENSATION


          Information required by this Item is set forth under the caption "Election of Directors", "Executive Compensation" and "Employee Benefit Plans" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 5, 1994. Such information is incorporated herein by reference.

                     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this Item is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 5, 1994. Such information is incorporated herein by reference.

                   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                                  TRANSACTIONS

          Not applicable.

                                     PART IV


                     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K


     (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1.01      Report of Deloitte & Touche,
               Independent Auditors (Contained in
               Exhibit 13.01).

     1.02      Consolidated Balance Sheet at
               December 31, 1993 and 1992
               (Contained in Exhibit 13.01).

     1.03      Statement of Consolidated
               Income for the years ended
               December 31, 1993, 1992 and 1991
               (Contained in Exhibit 13.01).

     1.04      Statement of Consolidated Shareholders'
               Equity for the years ended
               December 31, 1993, 1992 and 1991
               (Contained in Exhibit 13.01).
     1.05      Statement of Consolidated Cash Flows
               for the years ended December 31, 1993,
               1992 and 1991 (Contained in Exhibit 13.01).

     1.06 Statement of Business Segment Information for the years ended December 31, 1993, 1992 and 1991 (Contained in Exhibit 13.01).

     1.07      Notes to Consolidated Financial
               Statements (Contained in Exhibit 13.01).

2.   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES:

     2.01      Report of Deloitte & Touche,
               Independent Auditors

     2.02      Pacific Enterprises and Subsidiary
               Companies - Property, Plant and
               Equipment for the years ended
               December 31, 1993, 1992
               and 1991 - Schedule V

     2.03      Pacific Enterprises and Subsidiary
               Companies - Accumulated Depreciation,
               and Amortization of Property, Plant
               and Equipment for the years ended
               December 31, 1993, 1992,
               and 1991 - Schedule VI

     2.04      Pacific Enterprises and
               Subsidiary Companies - Short-Term
               Borrowings, December 31, 1993, 1992
               and 1991 - Schedule IX

     2.05      Pacific Enterprises and
               Subsidiary Companies - Supplementary
               Income Statement Information
               December 31, 1993, 1992 and 1991 -
               Schedule X

3.   ARTICLES OF INCORPORATION AND BY-LAWS:

     3.01      Articles of Incorporation of
               Pacific Enterprises
               (Note 22; Exhibit 4.1)


     3.02      Bylaws of Pacific Enterprises
               (Note 21; Exhibit 3.02)

4.   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS:

     (Note: As permitted by Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt for which the total amount of securities authorized thereunder does not exceed ten percent of the total assets of Southern California Gas Company and its subsidiaries on a consolidated basis are not filed as exhibits to this Annual Report. The Company agrees to furnish a copy of each such instrument to the Commission upon request.)

     4.01      Specimen Common Stock Certificate of
               Pacific Enterprises (Note 16; Exhibit 4.01).

     4.02      Specimen Preferred Stock Certificates of Pacific
               Enterprises (Note 8; Exhibit 4.02)

     4.03      Specimen Remarketed Preferred Stock
               Certificate (Note 17; Exhibit 4.03)

     4.04      First Mortgage Indenture of Southern California
               Gas Company to American Trust Company dated
               October 1, 1940 (Note 1; Exhibit B-4).

     4.05      Supplemental Indenture of Southern California Gas
               Company to American Trust Company dated as of July 1, 1947 (Note 2; Exhibit B-5).

     4.06      Supplemental Indenture of Southern California
               Gas Company to American Trust Company dated as of August 1, 1955 (Note 3; Exhibit 4.07).

     4.07      Supplemental Indenture of Southern California
               Gas Company to American Trust Company dated as of June 1, 1956 (Note 4; Exhibit 2.08).

     4.08      Supplemental Indenture of Southern California
               Gas Company to Wells Fargo Bank, National
               Association dated as of August 1, 1972 (Note 6;
               Exhibit 2.19).

     4.09      Supplemental Indenture of Southern California
               Gas Company to Wells Fargo Bank, National
               Association dated as of May 1, 1976 (Note 5;
               Exhibit 2.20).

     4.10      Supplemental Indenture of Southern California
               Gas Company to Wells Fargo Bank, National
               Association dated as of September 15, 1981
               (Note 9; Exhibit 4.25).

     4.11 Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Note 11; Exhibit 4.29).

     4.12      Supplemental Indenture of Southern California
               Gas Company to Bankers Trust Company of
               California, N.A., successor to Wells Fargo Bank,
               National Association dated as of January 15,
               1988 (Note 13; Exhibit 4.11).

     4.13      Supplemental Indenture of Southern California Gas
               Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. (Note 18;
               Exhibit 4.37)

     4.14 Rights Agreement dated as of March 7, 1990 between Pacific Enterprises and Security
               Pacific National Bank, as Rights
               Agent (Note 19; Exhibit 4).

10.  MATERIAL CONTRACTS

     10.01     Sale and Purchase Agreement, dated
               as of May 22, 1992, as amended between
               TCH Corporation and Pacific Enterprises
               (Note 19; Exhibit 1).

     10.02     Sale and Purchase Agreement, dated
               as of May 22, 1992, as amended, among
               Big 5 Holdings, Inc., Pacific Enterprises and Thrifty Corporation (Note 19; Exhibit 2).

     10.03     Sale and Purchase Agreement, dated
               as of October 11, 1992 by and between
               Hunt Oil Company and Pacific Enterprises
               Oil Company (USA) (Note 19; Exhibit 1).

     10.04     Sale and Purchase Agreement, dated
               as of October 11, 1992 by and between
               Hunt Oil Company and Pacific Enterprises
               Mineral Company (Note 20; Exhibit 2).

     10.05     Sale and Purchase Agreement, dated
               as of October 11, 1992 by and between
               Hunt Oil Company and Pacific Enterprises
               Oil Company (Western) (Note 20; Exhibit 3).

     10.06     Sale and Purchase Agreement, dated
               as of October 11, 1992 by and between
               Hunt Oil Company and Pacific Gas
               Gathering Company (Note 6; Exhibit 4).

     10.07     Form of Indemnification Agreement
               between Pacific Enterprises and each of
               its directors and officers
               (Note 21; Exhibit 10.07)

     10.08 Credit Agreement dated as of March 4, 1993 among Pacific Enterprises,
               Morgan Guaranty Trust Company of
               New York and the other banks named
               therein. (Note 21; Exhibit 10.08)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     10.09     Restatement and Amendment of Pacific
               Enterprises 1979 Stock Option Plan
               (Note 7; Exhibit 1.1).

     10.10     Pacific Enterprises Supplemental Medical
               Reimbursement Plan for Senior Officers
               (Note 8; Exhibit 10.24).

     10.11     Pacific Enterprises Financial Services
               Program for Senior Officers (Note 8;
               Exhibit 10.25).

     10.12     Pacific Enterprises Supplemental
               Retirement and Survivor Plan (Note 11;
               Exhibit 10.36).

     10.13     Pacific Enterprises Stock Payment
               Plan (Note 11; Exhibit 10.37).

     10.14     Pacific Enterprises Pension Restoration
               Plan (Note 8; Exhibit 10.28).

     10.15     Southern California Gas Company Pension
               Restoration Plan For Certain Management
               Employees (Note 8; Exhibit 10.29).

     10.16     Pacific Enterprises Executive Incentive
               Plan (Note 13; Exhibit 10.13).

     10.17     Pacific Enterprises Deferred Compensation
               Plan for Key Management Employees (Note 12;
               Exhibit 10.41).

     10.18     Pacific Enterprises Employee Stock
               Ownership Plan and Trust Agreement
               as amended in toto effective October 1, 1992.
               (Note 21; Exhibit 10.18).

     10.19     Pacific Enterprises Stock Incentive Plan
               (Note 15; Exhibit 4.01).

     10.20     Pacific Enterprises Retirement Plan for
               Directors (Note 21; Exhibit 10.20).

     10.21     Pacific Enterprises Director's Deferred
               Compensation Plan (Note 21; Exhibit 10.21).

11.  STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

     11.01     Pacific Enterprises Computation of
               Earnings per Share (see Statement of
               Consolidated Income contained in Exhibit 13.01).

13.  ANNUAL REPORT TO SECURITY HOLDERS

     13.01     Pacific Enterprises 1993 Annual
               Report to Shareholders.  (Such
               report, except for the portions
               thereof which are expressly
               incorporated by reference in this
               Annual Report, is furnished for the
               information of the Securities and
               Exchange Commission and is not to
               be deemed "filed" as part of this
               Annual Report).


22.  SUBSIDIARIES OF THE REGISTRANT

     22.01     List of subsidiaries of Pacific Enterprises

24.  CONSENTS OF EXPERTS AND COUNSEL

     24.01     Consent of Deloitte & Touche,
               Independent Auditors.

25.  POWER OF ATTORNEY

     25.01     Power of Attorney of Certain Officers
               and Directors of Pacific Enterprises
               (contained on signature pages).

     (b)  REPORTS ON FORM 8-K:

                The following reports on Form 8-K were filed during the last quarter of 1993.

                REPORT DATE                        ITEM REPORTED

               Nov. 3, 1993                       Item 5
               Dec. 9, 1993                       Item 5
               Dec. 17, 1993                      Item 5

_________________________

     NOTE: Exhibits referenced to the following notes were filed with the documents cited below under the exhibit or annex number following such reference. Such exhibits are incorporated herein by reference.

     Note
     Reference           Document
     1 Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940.

     2 Registration Statement No. 2-7072 filed by Southern California Gas Company on March 15, 1947.

     3 Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955.

     4 Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956.

     5 Registration Statement No. 2-56034 filed by Southern California Gas Company on April 14, 1976.

     6 Registration Statement No. 2-59832 filed by Southern California Gas Company on September 6, 1977.

     7 Registration Statement No. 2-66833 filed by Pacific Lighting Corporation on March 5, 1980.

     8 Annual Report on Form 10-K for the year ended December 31, 1980, filed by Pacific Lighting Corporation.

     9 Annual Report on Form 10-K for the year ended December 31, 1981, filed by Pacific Lighting Corporation.

     10 Annual Report on Form 10-K for the year ended December 31, 1983 filed by Pacific Lighting Corporation.

     11 Annual Report on Form 10-K for the year ended December 31, 1984 filed by Pacific Lighting Corporation.

     12 Annual Report on Form 10-K for the year ended December 31, 1985 filed by Pacific Lighting Corporation.

     13 Annual Report on Form 10-K for the year ended December 31, 1987, filed by Pacific Enterprises.

     14 Current Report on Form 8-K dated March 7, 1990 filed by Pacific Enterprises.

     15 Registration Statement No. 33-21908 filed by Pacific Enterprises on May 17, 1988.

     16 Annual Report on Form 10-K for the year ended December 31, 1988 filed by Pacific Enterprises.

     17 Annual Report on form 10-K for the year ended December 31, 1989 filed by Pacific Enterprises.

     18 Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992.

     19 Current Report on Form 8-K dated September 25, 1992 filed by Pacific Enterprises.

     20 Current Report on Form 8-K dated January 5, 1993 filed by Pacific Enterprises.

     21             Annual Report on Form 10-K for the year ended
                    December 31, 1992 filed by Pacific Enterprises.

     22 Registration Statement No. 33-61278 filed by Pacific Enterprises on April 20, 1993.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC ENTERPRISES


                                        By: /s/ WILLIS B. WOOD, JR.
                                           --------------------------------
                                        Name:  Willis B. Wood, Jr.

                                        Title:    Chairman of the Board and
                                                  Chief Executive Officer


                                        Dated:  March 28, 1994

          Each person whose signature appears below hereby authorizes Willis B. Wood, Jr. and Lloyd A. Levitin, and each of them, severally, as attorney-in-fact, to sign on his or her behalf, individually and in each capacity stated below, and file all amendments to this Annual Report.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                          TITLE                    DATE

 /s/ WILLIS B. WOOD, JR.           Chairman of the Board,   March 28, 1994
- -----------------------------      Chief Executive
 (Willis B. Wood, Jr.)             Officer and
                                   Director (Principal
                                   Executive Officer)

 /s/ LLOYD A. LEVITIN              Executive Vice -         March 28, 1994
- -----------------------------      President and Chief
 (Lloyd A. Levitin)                Financial Officer
                                   (Principal
                                   Financial Officer)

 /s/ HYLA H. BERTEA                Director                 March 28, 1994
- ----------------------------
 (Hyla H. Bertea)

 /s/ HERBERT L. CARTER             Director                 March 28, 1994
- ----------------------------
 (Herbert L. Carter)

 /s/ JAMES F. DICKASON             Director                 March 28, 1994
- ----------------------------
 (James F. Dickason)

 /s/ RICHARD D. FARMAN             Director                 March 28, 1994
- ----------------------------
 (Richard D. Farman)

 /s/ WILFORD D. GODBOLD, JR.       Director                 March 28, 1994
- ----------------------------
 (Wilford D. Godbold, Jr.)

 /s/ IGNACIO E. LOZANO, JR.        Director                 March 28, 1994
- ----------------------------
 (Ignacio E. Lozano, Jr.)

 /s/ HAROLD M. MESSMER, JR.        Director                 March 28, 1994
- ----------------------------
 (Harold M. Messmer, Jr.)

 /s/ PAUL A. MILLER                Director                 March 28, 1994
- ----------------------------
 (Paul A. Miller)

 /s/ JOSEPH N. MITCHELL            Director                 March 28, 1994
- ----------------------------
 (Joseph N. Mitchell)

 /s/ JOSEPH R. RENSCH              Director                 March 28, 1994
- ----------------------------
 (Joseph R. Rensch)

 /s/ ROCCO C. SICILIANO            Director                 March 28, 1994
- ----------------------------
 (Rocco C. Siciliano)

 /s/ LEONARD H. STRAUS             Director                 March 28, 1994
- ----------------------------
 (Leonard H. Straus)

 /s/ DIANA L. WALKER               Director                 March 28, 1994
- ----------------------------
 (Diana L. Walker)