Form 10-Q
period 1994-03-31
PACIFIC ENTERPRISES INC
filed 1994-05-16
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1994
                              -------------------------------------

Commission file number                      1-40
                      ---------------------------------------------

                          Pacific Enterprises
      ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        California                                  94-0743670
- - -------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

      633 West Fifth Street, Los Angeles, California  90071-2006
      ----------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                             (213) 895-5000
      ----------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----      -----

The number of shares of common stock outstanding on April 29, 1994 was 81,976,897.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                          (Dollars are in Millions
                          except per share amounts)


                                                Three Months Ended
                                                     March 31
                                               -------------------
                                                1994        1993
                                               ------      -------
                                                   (Unaudited)

Revenues and Other Income:
  Operating revenues                           $  705       $  773
  Other                                             6            6
                                               ------       ------
      Total                                       711          779
                                               ------       ------
Expenses:
  Cost of gas distributed                         332          355
  Operating expenses                              186          219
  Depreciation and amortization                    61           59
  Franchise payments and other taxes               32           35
  Preferred dividends of a subsidiary               2            2
                                               ------       ------
      Total                                       613          670
                                               ------       ------
Income from Operations
  Before Interest and Taxes                        98          109
Interest                                           31           38
                                               ------       ------
Income from Operations
  Before Income Taxes                              67           71
Income Taxes                                       29           33
                                               ------       ------
Net Income                                         38           38
Dividends on Preferred Stock                        3            4
                                               ------       ------
Net Income Applicable to
  Common Stock                                 $   35       $   34
                                               ======       ======

Net Income per Share of Common Stock           $  .43       $  .45
                                               ======       ======

Dividends Declared per Share of Common Stock   $  .30
                                               ======       ======
Weighted Average Number of Shares of
  Common Stock Outstanding (in thousands)      81,717       75,367
                                               ======       ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)

                                           March 31    December 31
                                             1994         1993
                                          ---------   -----------
                                         (Unaudited)


Property, Plant and Equipment               $5,797       $5,763
  Less Accumulated Depreciation and
    Amortization                             2,531        2,476
                                            ------       ------
      Total property, plant and
        equipment-net                        3,266        3,287
                                            ------       ------
Current Assets:
  Cash and cash equivalents                    144          152
  Accounts receivable (less allowance
    for doubtful receivables of
    $20 million at March 31, 1994 and
    $19 million at December 31, 1993)          512          519
  Income taxes receivable                                    20
  Deferred income taxes                                       8
  Gas in storage                                 3           53
  Other inventories                             36           33
  Regulatory accounts receivable               303          449
  Prepaid expenses                              26           30
                                            ------       ------
      Total current assets                   1,024        1,264
                                            ------       ------

Other Investments                               51           51

Other Receivables                               31           31

Regulatory Assets                              910          918

Other Assets                                    76           45
                                            ------       ------
      Total                                 $5,358       $5,596
                                            ======       ======





See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                            (Millions of Dollars)

                                           March 31     December 31
                                             1994           1993
                                           --------     -----------
                                         (Unaudited)
Capitalization:
  Shareholders' equity:
    Capital stock
      Remarketed preferred                  $  148       $  148
      Preferred                                110          110
      Common                                 1,089        1,048
                                            ------       ------
        Total capital stock                  1,347        1,306
    Retained earnings, after elimination
      of accumulated deficit of
      $452 million against common stock
      at December 31, 1992 as part of
      quasi-reorganization                     126          116
    Deferred compensation relating to
      Employee Stock Ownership Plan            (54)        (138)
                                            ------       ------
        Total shareholders' equity           1,419        1,284
  Preferred stocks of a subsidiary             195          195
  Long-term debt                             1,262        1,262
  Debt of Employee Stock Ownership Plan        130          132
                                            ------       ------
        Total capitalization                 3,006        2,873
                                            ------       ------
Current Liabilities:
  Short-term debt                              178          267
  Accounts payable                             696          940
  Accrued income taxes                           1
  Deferred income taxes                          4
  Other taxes payable                           57           52
  Long-term debt due within one year            56           58
  Accrued interest                              66           62
  Other                                        101           84
                                            ------       ------
        Total current liabilities            1,159        1,463
                                            ------       ------
Long-Term Liabilities                          250          251
Customer Advances for Construction              45           45
Postretirement Benefits Other than Pensions    252          255
Deferred Income Taxes                          170          181
Deferred Investment Tax Credits                 72           73
Other Deferred Credits                         404          455
                                            ------       ------
        Total                               $5,358       $5,596
                                            ======       ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                             Three Months Ended
                                                  March 31
                                              1994         1993
                                             -----        ------
                                                 (Unaudited)

Cash Flows from Operating Activities:
  Net Income                                 $  38        $  38
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization             61           59
      Deferred income taxes                     61           (2)
      Other                                     (7)         (15)
      Net change in other working capital
        components                              17          307
                                             -----        -----
          Total from continuing operations     170          387

      Changes in operating assets and
        liabilities of discontinued
        operations                                          106
                                             -----        -----
            Net cash provided by operating
              activities                       170          493
                                             -----        -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                  (40)         (49)
  Increase in other receivables, regulatory
    assets and other assets                    (21)         (13)
  Net investing activities relating to
    discontinued operations                                 102
                                             -----        -----
            Net cash provided by (used in)
              investing activities             (61)          40
                                             -----        -----






See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (CONTINUED)
                            (Millions of Dollars)

                                              Three Months Ended
                                                   March 31
                                               1994        1993
                                              -----       -----
                                                  (Unaudited)

Cash Flows from Financing Activities:
  Sale of common stock                            4            2
  Sale of preferred stock of a subsidiary                     75
  Redemption of preferred stock of a
    subsidiary                                               (75)
  Increase in long-term debt                                 500
  Decrease in long-term debt                     (4)        (828)
  Decrease in short-term debt                   (89)        (215)
  Common dividends paid                         (25)
  Preferred dividends paid                       (3)          (4)
                                              -----        -----
            Net cash used in
               financing activities            (117)        (545)
                                              -----        -----
Decrease in cash and cash equivalents            (8)         (12)
Cash and cash equivalents, January 1            152          432
                                              -----        -----
Cash and cash equivalents, March 31           $ 144        $ 420
                                              =====        =====

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid (refunded) during the
      period for:
        Interest (net of amount capitalized)  $  27        $  38
        Income taxes                                       $(106)












See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Form 10-K for the year ended December 31, 1993 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Southern California Gas Company (SoCalGas or Utility) defers revenues related to costs which are expected to be incurred later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1994 financial statement presentation.


2. DISCONTINUED OPERATIONS AND QUASI-REORGANIZATION

During 1993, Pacific Enterprises (Company) completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of its retailing operations and substantially all of its oil and gas exploration and production business. In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Fair value adjustments charged to shareholders' equity totaled $190 million. Additionally, the accumulated deficit in retained earnings of $452 million at December 31, 1992 was eliminated by a reduction in the common stock account.

The Company resumed its dividend at a $1.20 per common share annual rate in the third quarter of 1993 after having suspended the regular quarterly dividend in the second quarter of 1992. In April 1994, the Company increased the regular quarterly dividend from 30 cents to 32 cents per share. The increased dividend is payable on May 16, 1994 to holders of common stock of record at the close of business on April 20, 1994.

In connection with the sale of retailing, the Company assumed Thrifty's Employee Stock Ownership Plan (ESOP) and related indebtedness, and Thrifty's buyer agreed to reimburse the Company for a portion of the ESOP quarterly debt service. In April 1994, the Company received a $65 million payment from the buyer primarily reflecting the settlement of the buyer's remaining debt service obligation and cancellation of a warrant granted to the Company in connection with the Thrifty sale to purchase approximately 10% of the buyer's common stock. Since the sale of retailing was recorded prior to the quasi-reorganization, the settlement and resolution of other contingencies related to the ESOP resulted in a $114 million increase to shareholders' equity, of which $37 million was to common stock.


3. ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLAN

At January 1, 1994, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans (SOP 93-6). The SOP 93-6 reduces the weighted average shares of common stock outstanding by the number of unallocated shares in the ESOP (2.5 million shares) and thus increased earnings per share by $.01 per share for the first quarter of 1994.


4. RESTRUCTURING OF GAS SUPPLY CONTRACTS AND COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES

RESTRUCTURING OF GAS SUPPLY CONTRACTS. The Company and its gas supply affiliates have reached agreements with suppliers of California offshore and Canadian natural gas for a restructuring of long-term gas supply contracts. The cost of these supplies to SoCalGas had been substantially in excess of SoCalGas' average delivered cost of gas. During 1993, these excess costs totaled approximately $125 million.

The agreements substantially reduce the ongoing delivered costs of these gas supplies and provide lump sum settlement payments of $375 million to the suppliers. The expiration date for the Canadian gas supply contract has been shortened from 2012 to 2003, and the supplier of California offshore gas continues to have an option to purchase related gas treatment and pipeline facilities owned by the Company's gas supply affiliate. The agreement with the suppliers of Canadian gas is subject to certain Canadian regulatory and other approvals.

COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES. The Utility and a number of interested parties (including the Division of Ratepayer Advocates (DRA) of the CPUC, large noncore customers and ratepayer groups) proposed for CPUC approval a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with the gas supply contracts discussed above. The Comprehensive Settlement, upon approval by the CPUC, would permit the Company to recover in utility rates approximately 80 percent of the contract restructuring costs of $375 million and accelerated amortization of related pipeline assets of its gas supply affiliates of approximately $130 million, together with interest, over a period of approximately five years. In addition to the gas supply issues, the Comprehensive Settlement addresses noncore customer rates, reasonableness reviews, a gas cost incentive mechanism and attrition. The Company reflected the impact of the Comprehensive Settlement in its financial statements in 1993. SoCalGas has filed a financing application with the CPUC primarily for the borrowing of $425 million to provide for funds needed under the Comprehensive Settlement.

On April 20, 1994, the CPUC approved the Comprehensive Settlement, subject to certain conditions. The Company is evaluating these conditions, but does not currently believe they will have a material impact on the financial statements of the Company.


5. GAS COST INCENTIVE MECHANISM

On March 16, 1994, the CPUC approved a new process for evaluating SoCalGas' purchases, replacing the previous process of reasonableness reviews. The new gas cost incentive mechanism (GCIM) is a three-year pilot program beginning April 1, 1994. The GCIM essentially compares SoCalGas' cost of gas with a benchmark level, which is the average price of 30-day firm spot supplies delivered to the SoCalGas market area.

If SoCalGas' cost of gas exceeds the benchmark level by a tolerance band, then the excess costs will be shared equally between ratepayers and shareholders. Savings from gas purchased below the benchmark level will also be shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provides a 4.5 percent tolerance band. For the second and third years of the program, the tolerance band decreases to 4.0 percent.


6. COMMITMENTS AND CONTINGENT LIABILITIES

The Gas Company has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. In addition, the Company is one of a large number of major corporations that have been named by federal authorities as potentially responsible parties for environmental remediation of two other industrial sites and a landfill site. These 45 sites are in various stages of investigation or remediation. It is anticipated that the investigation, and if necessary, remediation of these sites will be completed over a period of from 10 years to 20 years.

In November 1993, a collaborative settlement agreement between the Utility and other California energy utilities and the DRA was submitted to the CPUC for approval. The settlement recommended a ratemaking mechanism that would provide recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities would have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates. On May 4, 1994, the CPUC adopted the cost sharing mechanism discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Pacific Enterprises (Company) is a public utility holding company and parent of Southern California Gas Company (SoCalGas or Utility). The Utility owns and operates a natural gas transmission, storage and distribution system that serves almost 16 million persons through approximately 4.7 million meters in 535 cities and communities throughout most of southern California and parts of central California, a service area of 23,000 square miles. The Utility is dedicated to providing high quality gas service to residential, commercial, industrial, utility electric generation (UEG) and wholesale customers. The Utility is subject to regulation by the California Public Utilities Commission (CPUC) which, among other things, establishes rates charged for the gas service, including an authorized rate of return on investment. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K.


CONSOLIDATED


Net income for the three months ended March 31, 1994 was $38 million, or $.43 per common share, compared to $38 million, or $.45 per common share, in 1993.

The weighted average number of shares of common stock outstanding in the first quarter of 1994 increased 8 percent from the first quarter of 1993 to
81.7 million shares. The increase was due primarily to 8 million shares issued in the May 1993 public offering partially offset by the effects of the adoption of SOP 93-6 in 1994 (See Note 3 of Notes to Condensed Consolidated Financial Statements).

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company completed sales of its retailing and oil and gas operations, and is focusing primarily on its natural gas utility and related businesses. In 1992, the Company recorded losses on disposal of these operations and effected a quasi-reorganization for financial reporting purposes.

At March 31, 1994, the Company adjusted common stock and other Employee Stock Ownership Plan (ESOP) related accounts on the balance sheet for the settlement of certain ESOP issues which had been provided for in the loss on sale of retailing in 1992 (See Note 2 of Notes to Condensed Consolidated Financial Statements).


UTILITY AND RELATED OPERATIONS

Net income includes income of the Utility for the first quarter of 1994 of

$42 million, compared to $44 million for the same period in 1993. Utility earnings declined primarily due to the reduction in the authorized rate of return on common equity from 11.9 percent in 1993 to 11.0 percent in 1994 partially offset by the growth in rate base.

SoCalGas' operating revenues and cost of gas distributed for the three months ended March 31, 1994 decreased $70 million and $26 million, respectively, compared to the same period in 1993. The decreases reflect lower volumes of gas sold to core customers as a result of warmer weather in 1994 and decreases in authorized gas margin and the average unit cost of gas.


RECENT CPUC REGULATORY ACTIVITY. The Utility and a number of interested parties (including the Division of Ratepayer Advocates of the CPUC, large noncore customers and ratepayer groups) have proposed for CPUC approval a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with gas supply contracts (See Note 4 of Notes to Condensed Consolidated Financials Statements). The Comprehensive Settlement, upon approval by the CPUC, would permit the Utility to recover in rates approximately 80 percent of its contract restructuring cost of $375 million and accelerated depreciation of related pipeline assets of approximately $130 million, together with interest, over a period of approximately five years. The Utility has filed a financing application with the CPUC primarily for the borrowing of $425 million to provide for funds needed under the Comprehensive Settlement. On April 20, 1994, the CPUC announced it would approve the Comprehensive Settlement provided certain conditions are accepted by the Utility. The Utility is currently evaluating the effects of the conditions on the proposed Comprehensive Settlement. For further discussion, see Note 4 of Notes to Condensed Consolidated Financial Statements.

In August 1993, the Utility filed for a $134 million rate increase with the CPUC. Included in this BCAP filing is a rate structure designed to further reduce subsidies by nonresidential core customers to residential customers by better aligning residential rates with the cost of providing residential service. The CPUC, in an interim decision, granted the Utility a $121 million revenue increase effective January 1, 1994. A final CPUC decision is expected in late 1994.


FACTORS INFLUENCING FUTURE PERFORMANCE. Based on existing ratemaking policies, future Utility earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore pricing and the variance in gas volumes delivered to these customers versus CPUC-adopted forecast deliveries, the recovery of gas and contract restructuring costs if the Comprehensive Settlement is not implemented and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. Also, the Company's ability to earn revenues in excess of SoCalGas' authorized return from noncore customers due to volume increases will be eliminated for the five years of the Comprehensive Settlement described above. This is because forecasted deliveries in excess of the 1991 throughput levels used to establish rates were contemplated in estimating the costs of the Comprehensive Settlement at December 31, 1993. The impact of any future regulatory restructuring and increased competitiveness in the industry, including the continuing threat of customers bypassing SoCalGas' system and obtaining service directly from interstate pipelines, could also affect SoCalGas' future performance.

The Utility's earnings for 1994 will be affected by the reduction in the authorized rate of return on common equity, reflecting the overall decline in cost of capital, offset by higher rate base growth than in 1993. For 1994, the Utility is authorized to earn a rate of return on rate base of 9.22 percent and an 11.00 percent rate of return on common equity compared to 9.99 percent and 11.90 percent, respectively, in 1993. Rate base is expected to increase by approximately 4 percent to 5 percent in 1994. At 1994 authorized levels, a 1 percent change in weighted average rate base changes earnings by approximately $.02 per share. A change in the authorized return on common equity of 1 percent changes earnings by approximately $.17 per share.

The Utility's operations are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion and also require clean-up of facilities no longer in use. Because of expected regulatory treatment, the Utility believes that compliance with these laws will not have a significant impact on its financial statements. For further discussion of regulatory and environmental matters, see Notes 4, 5 and 6 of Notes to Condensed Consolidated Financial Statements.

On January 17, 1994, SoCalGas' service area was struck by a major earthquake. The result was a temporary disruption to approximately 150,000 of its customers and damage to some facilities. The financial impact of the damages related to the earthquake not recovered by insurance is expected to be recovered in rates under an existing balancing account mechanism, and should have no impact on the Company's financial statements.


PARENT COMPANY

Parent company expenses after taxes were $2 million for the first quarter of both 1994 and 1993.


CAPITAL EXPENDITURES

Capital expenditures from continuing operations were $40 million and $49 million for the first three months of 1994 and 1993, respectively. Capital expenditures are estimated to be $350 million in 1994, and will be financed primarily by internally generated funds and by issuance of long-term debt. Capital expenditures primarily represent investment in Utility operations.

LIQUIDITY AND DIVIDENDS

The payment of future dividends will depend upon the existence of funds legally available for dividends (primarily retained earnings), the prior payment of dividends on Preferred Stock and Class A Preferred Stock, the Company's then existing and anticipated financial condition and results of operations, then existing and anticipated business conditions, capital requirements, opportunities and prospects and such other factors as the Board of Directors may from time to time deem relevant.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) Reports on Form 8-K filed during the quarter ended March 31, 1994 were as follows:

Item 5 - Other Events - January 3, 1994




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC ENTERPRISES
(Registrant)
- - -------------------


Lloyd A. Levitin
- - ----------------
Lloyd A. Levitin
Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer
and duly authorized signatory)



Date:  May 16,  1994
     -------------------