Form 10-Q
period 1994-06-30
PACIFIC ENTERPRISES INC
filed 1994-08-12
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended    June 30, 1994, or
                                          ----------------

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to
                                          --------    --------

           Commission file number            1-40
                                  ----------------------------

                          Pacific Enterprises
      ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               California                                94-0743670
- - ---------------------------------------------       --------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                      Identification No.)

      633 West Fifth Street, Los Angeles, California  90071-2006
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

The number of shares of common stock outstanding on July 29, 1994 was 84,434,616.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                          (Dollars are in Millions
                          except per share amounts)


                                        Three Months Ended  Six Months Ended
                                             June 30           June 30
                                        ------------------  ----------------
                                           1994    1993      1994    1993
                                          ------  ------    ------  ------
                                                     (Unaudited)

Revenues and Other Income:
 Operating revenues                         $651    $652    $1,356  $1,425
 Other                                         5       7        11      13
                                            ----    ----    ------  ------
     Total                                   656     659     1,367   1,438
                                            ----    ----    ------  ------
Expenses:
 Cost of gas distributed                     228     213       560     568
 Operating expenses                          232     249       418     468
 Depreciation and amortization                62      61       123     120
 Franchise payments and other taxes           28      26        60      61
 Preferred dividends of a subsidiary           3       3         5       5
                                            ----    ----    ------  ------
     Total                                   553     552     1,166   1,222
                                            ----    ----    ------  ------
Income from Operations
 Before Interest and Taxes                   103     107       201     216
Interest                                      29      29        60      67
                                            ----    ----    ------  ------
Income from Operations
 Before Income Taxes                          74      78       141     149
Income Taxes                                  32      36        61      69
                                            ----    ----    ------  ------
Net Income                                    42      42        80      80
Dividends on Preferred Stock                   3       4         6       8
                                            ----    ----    ------  ------
Net Income Applicable to
 Common Stock                               $ 39    $ 38     $  74   $  72
                                            ====    ====     =====   =====

Net Income per Share of Common Stock        $.47    $.49      $.90    $.94
                                            ====    ====      ====    ====

Dividends Declared per Share of
 Common Stock                               $.64    $.30      $.94    $.30
                                            ====    ====     =====    ====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)           81,937  78,673    81,843  77,029
                                          ======  ======    ======  ======


See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)

                                           June 30    December 31
                                            1994         1993
                                          ---------   -----------
                                         (Unaudited)


Property, Plant and Equipment               $5,842       $5,763
  Less Accumulated Depreciation and
    Amortization                             2,578        2,476
                                            ------       ------
      Total property, plant and
        equipment-net                        3,264        3,287
                                            ------       ------
Current Assets:
  Cash and cash equivalents                    187          152
  Accounts receivable (less allowance
    for doubtful receivables of
    $21 million at June 30, 1994 and
    $19 million at December 31, 1993)          337          519
  Income taxes receivable                                    20
  Deferred income taxes                         31            8
  Gas in storage                                11           53
  Other inventories                             35           33
  Regulatory accounts receivable               385          449
  Prepaid expenses                              24           30
                                            ------       ------
      Total current assets                   1,010        1,264
                                            ------       ------

Other Investments                               52           51

Other Receivables                               31           31

Regulatory Assets                              906          918

Other Assets                                    77           45
                                            ------       ------
      Total                                 $5,340       $5,596
                                            ======       ======



See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                            (Millions of Dollars)

                                            June 30       December 31
                                              1994           1993
                                            --------      -----------
                                          (Unaudited)
Capitalization:
  Shareholders' equity:
    Capital stock
      Remarketed preferred                   $  128         $  148
      Preferred                                 110            110
      Common                                  1,089          1,048
                                             ------         ------
        Total capital stock                   1,327          1,306
    Retained earnings, after elimination
      of accumulated deficit of
      $452 million against common stock
      at December 31, 1992 as part of
      quasi-reorganization                      112            116
    Deferred compensation relating to
      Employee Stock Ownership Plan             (52)          (138)
                                              -----          -----

        Total shareholders' equity            1,387          1,284
  Preferred stocks of a subsidiary              195            195
  Long-term debt                              1,231          1,262
  Debt of Employee Stock Ownership Plan         130            132
                                              -----          -----

        Total capitalization                  2,943          2,873

Current Liabilities:
  Short-term debt                               180            267
  Accounts payable                              714            940
  Accrued income taxes                           68
  Other taxes payable                            17             52
  Long-term debt due within one year             87             58
  Accrued interest                               61             62
  Other                                         110             84
                                             ------         ------
        Total current liabilities             1,237          1,463
                                             ------         ------
Long-Term Liabilities                           222            251
Customer Advances for Construction               46             45
Postretirement Benefits Other than Pensions     249            255
Deferred Income Taxes                           151            181
Deferred Investment Tax Credits                  71             73
Other Deferred Credits                          421            455
                                             ------         ------
        Total                                $5,340         $5,596
                                             ======         ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                               Six Months Ended
                                                    June 30
                                              1994         1993
                                             ------       ------
                                                 (Unaudited)

Cash Flows from Operating Activities:
  Net Income                                 $  80      $    80
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization            123          120
      Deferred income taxes                     40           37
      Other                                     (5)         (23)
      Net change in other working capital
        components                              83          165
                                             -----      -------
          Net cash provided by continuing
            operation                          321          379
                                             -----      -------
      Changes in operating assets and
        liabilities of discontinued
        operations                                          106
                                             -----      -------
            Net cash provided by operating
              activities                       321          485
                                             -----      -------
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                 (100)        (117)
  Increase in other investments                 (1)          (3)
  Increase in other receivables, regulatory
    assets and other assets                    (20)         (23)
  Net investing activities relating to
    discontinued operations                                 102
                                             -----      -------
            Net cash used in investing
              activities                      (121)         (41)
                                             -----      -------


See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (CONTINUED)
                            (Millions of Dollars)

                                               Six Months Ended
                                                    June 30
                                               1994        1993
                                              ------      ------
                                                  (Unaudited)

Cash Flows from Financing Activities:
  Sale of common stock                            4         173
  Redemption of remarketed preferred stock      (20)
  Sale of preferred stock of a subsidiary                    75
  Redemption of preferred stock of a
    subsidiary                                              (75)
  Increase in long-term debt                                656
  Decrease in long-term debt                     (5)     (1,366)
  Decrease in short-term debt                   (87)       (188)
  Common dividends paid                         (51)
  Preferred dividends paid                       (6)         (8)
                                              -----     -------
            Net cash used in
               financing activities            (165)       (733)
                                              -----     -------
Increase in cash and cash equivalents            35        (289)
Cash and cash equivalents, January 1            152         432
                                              -----     -------
Cash and cash equivalents, June 30            $ 187     $   143
                                              =====     =======

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid (refunded) during the
      period for:
        Interest (net of amount capitalized)    $61         $80
        Income taxes                            $20        $(53)












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

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, Southern California Gas Company (SoCalGas or Utility) defers revenues related to costs which are expected to be incurred later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1994 financial statement presentation.


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

The Company resumed its common dividend at a $1.20 per common share annual rate in the third quarter of 1993 after having suspended the regular quarterly dividend in the second quarter of 1992. In April 1994 the Company increased the quarterly dividend to $.32 per share. Two common dividends of $.32 per share were declared in the second quarter, payable in the second and third quarters of 1994.

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

3. ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLAN

At January 1, 1994, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans (SOP 93-6). SOP 93-6 reduces the weighted average shares of common stock outstanding by the number of unallocated shares in the ESOP (2.5 million shares for the three and six months ended June 30, 1994) and thus increased earnings per share by $.01 and $.03 for the three and six months ended June 30, 1994, respectively.


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

The agreements substantially reduce the ongoing delivered costs of these gas supplies and provide lump sum settlement payments of $375 million to the suppliers. The expiration date for the Canadian gas supply contract has been shortened from 2012 to 2003, and the supplier of California offshore gas continues to have an option to purchase related gas treatment and pipeline facilities owned by the Company's gas supply affiliate. The agreement with the suppliers of Canadian gas is subject to certain Canadian regulatory approvals.

COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES. The Utility and a number of interested parties (including the Division of Ratepayer Advocates (DRA) of the California Public Utilities Commission (CPUC), large noncore customers and ratepayer groups) proposed for CPUC approval a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with the gas supply contracts discussed above. The Comprehensive Settlement was approved by the CPUC on July 20, 1994 and will permit the Company to recover in utility rates approximately 80 percent of the contract restructuring costs of $375 million and accelerated amortization of related pipeline assets of its gas supply affiliates of approximately $130 million, together with interest, over a period of approximately five years. In addition to the gas supply issues, the Comprehensive Settlement addresses noncore customer rates, reasonableness reviews, a gas cost incentive mechanism and attrition. The Company reflected the impact of the Comprehensive Settlement in its financial statements in 1993. SoCalGas has obtained authorization from the CPUC for the borrowing of up to $425 million primarily to provide for funds needed under the Comprehensive Settlement.

5. GAS COST INCENTIVE MECHANISM

On March 16, 1994, the CPUC approved a new process for evaluating SoCalGas' gas purchases, replacing the previous process of reasonableness reviews. The new gas cost incentive mechanism (GCIM) is a three-year pilot program beginning April 1, 1994. The GCIM essentially compares SoCalGas' cost of gas with a benchmark level, which is the average price of 30-day firm spot supplies delivered to the SoCalGas market area.

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


6. COMMITMENTS AND CONTINGENT LIABILITIES

The Gas Company has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. In addition, the Company is one of a large number of major corporations that have been named by federal authorities as potentially responsible parties for environmental remediation of two other industrial sites and a landfill site. As of June 30, 1994, five gas manufacturing sites had been remediated and certified by California environmental authorities. One industrial site had also been removed from the list of environmental liabilities through settlement and subsequent release by the committee of responsible parties and federal authorities. There are 37 gas manufacturing sites which remain to be investigated or remediated, in addition to one landfill site and one industrial disposal site. It is anticipated that the investigation, and if necessary, remediation of these sites will be completed over a period of from 10 years to 20 years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pacific Enterprises (Company) is a public utility holding company and parent of Southern California Gas Company (SoCalGas or Utility). The Utility owns and operates a natural gas transmission, storage and distribution system that serves almost 16 million persons through approximately 4.7 million meters in 535 cities and communities throughout most of southern California and parts of central California, a service area of 23,000 square miles. The Utility is dedicated to providing high quality gas service to residential, commercial, industrial, utility electric generation (UEG) and wholesale customers. The Utility is subject to regulation by the California Public Utilities Commission (CPUC) which, among other things, establishes rates charged for gas service, including an authorized rate of return on investment. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K.


CONSOLIDATED


Net income for the quarter ended June 30, 1994 was $42 million, or $.47 per common share, compared to $42 million, or $.49 per common share, in 1993.

Net income for the six months ended June 30, 1994 was $80 million, or $.90 per common share, compared to $80 million, or $.94 per common share in 1993.

The weighted average number of shares of common stock outstanding in the second quarter of 1994 increased 4 percent from the second quarter of 1993 to 82 million shares. The increase was due primarily to 8 million shares issued in the May 1993 public offering partially offset by the effects of the adoption of SOP 93-6 in 1994 (See Note 3 of Notes to Condensed Consolidated Financial Statements).

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

UTILITY AND RELATED OPERATIONS

Net income includes income of the Utility for the second quarter of 1994 of $43 million, compared to $45 million for the same period in 1993. Utility earnings declined primarily due to the reduction in the authorized rate of return on common equity from 11.9 percent in 1993 to 11.0 percent in 1994 partially offset by the growth in rate base and higher earnings from the noncore market.

Net income includes income of the Utility for the six months ended June 30, 1994 and 1993 of $ 85 million and $89 million, respectively. The reduction in the authorized rate of return on common equity was partially offset by the growth in rate base.

SoCalGas' operating revenues and cost of gas distributed for the six months ended June 30, 1994 decreased $73 million and $12 million, respectively, compared to the same period in 1993. The decreases reflect lower volumes of gas sold to core customers and decreases in authorized gas margin and the average unit cost of gas.


RECENT CPUC REGULATORY ACTIVITY. The Utility and a number of interested parties (including the Division of Ratepayer Advocates of the CPUC, large noncore customers and ratepayer groups) proposed for CPUC approval a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with gas supply contracts (See Note 4 of Notes to Condensed Consolidated Financials Statements). The Comprehensive Settlement was approved by the CPUC on July 20, 1994 and will permit the Utility to recover in rates approximately 80 percent of its contract restructuring cost of $375 million and accelerated depreciation of related pipeline assets of approximately $130 million, together with interest, over a period of approximately five years. The Utility has obtained authorization from the CPUC for the borrowing of up to $425 million primarily to provide for funds needed under the Comprehensive Settlement.

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


FACTORS INFLUENCING FUTURE PERFORMANCE. Based on existing ratemaking policies, future Utility earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore pricing and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. Also, the Company's ability to earn revenues in excess of SoCalGas' authorized return from noncore customers due to volume increases will be eliminated for the five years beginning August 1, 1994 per the Comprehensive Settlement described above. This is because forecasted deliveries in excess of the 1991 throughput levels used to establish rates were contemplated in estimating the costs of the Comprehensive Settlement at December 31, 1993. The impact of any future regulatory restructuring and increased competitiveness in the industry, including the continuing threat of customers bypassing SoCalGas' system and obtaining service directly from interstate pipelines, could also affect SoCalGas' future performance.

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

In April, the CPUC announced it will review the structure of California's electric utility service, a review that could lead to significant changes in the way California's investor-owned electric utilities do business. The CPUC's proposal has no immediate effect on the Utility's operations, although future volumes of natural gas the Utility transports for electric utilities could be affected. The Utility is closely monitoring the process and has taken an active role in the proceedings because of its considerable experience with natural gas deregulation and because the treatment of some electric utility regulatory issues could have indirect implications for the Utility.

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

PARENT COMPANY

Parent company expenses after taxes were $2 million for the three months ended June 30, 1994 and 1993, and $4 million for the six months ended June 30, 1994 and 1993.


CAPITAL EXPENDITURES

Capital expenditures were $100 million and $117 million for the first six months of 1994 and 1993, respectively. Capital expenditures are estimated to be approximately $300 million in 1994, and will be financed primarily by internally generated funds and by issuance of long-term debt. Capital expenditures primarily represent investment in Utility operations.


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

On June 1, 1994 the Company redeemed $20 million of remarketed preferred stock and may redeem or repurchase additional shares of remarketed preferred stock in the future.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1994.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC ENTERPRISES
- - -------------------
(Registrant)


/s/ Lloyd A. Levitin
- - --------------------
Lloyd A. Levitin
Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer
and duly authorized signatory)


Date:  August 12,1994
     -------------------