Form 10-Q
period 1994-09-30
PACIFIC ENTERPRISES INC
filed 1994-11-14
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  September 30, 1994, or
                                           ------------------

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to
                                          --------    --------

           Commission file number            1-40
                                  ----------------------------

                          Pacific Enterprises
      ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               California                                94-0743670
- ---------------------------------------------       --------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                      Identification No.)

      633 West Fifth Street, Los Angeles, California  90071-2006
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

The number of shares of common stock outstanding on October 28, 1994 was 82,085,698.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                          (Dollars are in Millions
                          except per share amounts)


                                        Three Months Ended  Nine Months Ended
                                           September 30        September 30
                                        ------------------  -----------------
                                           1994     1993     1994     1993
                                           ----     ----    ------   ------
                                                     (Unaudited)

Revenues and Other Income:
 Operating revenues                        $591     $649    $1,947   $2,074
 Other                                       12        5        23       18
                                           ----     ----    ------   ------
     Total                                  603      654     1,970    2,092
                                           ----     ----    ------   ------
Expenses:
 Cost of gas distributed                    163      217       723      785
 Operating expenses                         253      240       671      708
 Depreciation and amortization               55       61       178      181
 Franchise payments and other taxes          22       25        82       86
 Preferred dividends of a subsidiary          3        2         8        7
                                           ----     ----    ------   ------
     Total                                  496      545     1,662    1,767
                                           ----     ----    ------   ------
Income from Operations
 Before Interest and Taxes                  107      109       308      325
Interest                                     31       37        91      104
                                           ----     ----    ------   ------
Income from Operations
 Before Income Taxes                         76       72       217      221
Income Taxes                                 34       18        95       87
                                           ----     ----    ------   ------
Net Income                                   42       54       122      134
Dividends on Preferred Stock                  4        4        10       12
                                           ----     ----    ------   ------
Net Income Applicable to
 Common Stock                              $ 38     $ 50     $ 112   $  122
                                           ====     ====    ======   ======

Net Income per Share of Common Stock       $.47     $.59     $1.37    $1.54
                                           ====     ====    ======    =====

Dividends Declared per Share of
 Common Stock                                       $.30      $.94     $.60
                                           ====     ====      ====     ====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)          81,978   83,702    81,887   79,279
                                         ======   ======    ======   ======


See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)

                                              September 30   December 31
                                                  1994           1993
                                              ------------   -----------
                                               (Unaudited)


Property, Plant and Equipment                     $5,884       $5,763
  Less accumulated depreciation and
    amortization                                   2,632        2,476
                                                  ------       ------
      Total property, plant and
        equipment-net                              3,252        3,287
                                                  ------       ------
Current Assets:
  Cash and cash equivalents                          351          152
  Accounts receivable (less allowance
    for doubtful receivables of
    $16 million at September 30, 1994 and
    $19 million at December 31, 1993)                302          519
  Income taxes receivable                                          20
  Deferred income taxes                               68            8
  Gas in storage                                      92           53
  Other inventories                                   33           33
  Regulatory accounts receivable                     479          449
  Prepaid expenses                                    29           30
                                                  ------       ------
      Total current assets                         1,354        1,264
                                                  ------       ------

Other Investments                                     52           51

Other Receivables                                     31           31

Regulatory Assets                                    788          918

Other Assets                                          39           45
                                                  ------       ------
      Total                                       $5,516       $5,596
                                                  ======       ======



See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                            (Millions of Dollars)

                                             September 30   December 31
                                                 1994           1993
                                             ------------   -----------
                                              (Unaudited)
Capitalization:
  Shareholders' equity:
    Capital stock
      Remarketed preferred                     $  128          $  148
      Preferred                                   110             110
      Common                                    1,090           1,048
                                               ------          ------
        Total capital stock                     1,328           1,306
    Retained earnings, after elimination
      of accumulated deficit of
      $452 million against common stock
      at December 31, 1992 as part of
      quasi-reorganization                        151             116
    Deferred compensation relating to
      Employee Stock Ownership Plan               (52)           (138)
                                               ------          ------

        Total shareholders' equity              1,427           1,284
  Preferred stocks of a subsidiary                195             195
  Long-term debt                                1,507           1,262
  Debt of Employee Stock Ownership Plan           130             132
                                               ------          ------

        Total capitalization                    3,259           2,873

Current Liabilities:
  Short-term debt                                  95             267
  Accounts payable                                639             940
  Accrued income taxes                             81
  Other taxes payable                              33              52
  Long-term debt due within one year              133              58
  Accrued interest                                 51              62
  Other                                            31              84
                                               ------          ------
        Total current liabilities               1,063           1,463
                                               ------          ------
Long-Term Liabilities                             218             251
Customer Advances for Construction                 46              45
Postretirement Benefits Other than Pensions       247             255
Deferred Income Taxes                             163             181
Deferred Investment Tax Credits                    71              73
Other Deferred Credits                            449             455
                                               ------          ------
        Total                                  $5,516          $5,596
                                               ======          ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                              Nine Months Ended
                                                 September 30
                                              -----------------
                                               1994        1993
                                              ------      -----
                                                 (Unaudited)

Cash Flows from Operating Activities:
  Net Income                                   $ 122      $ 134
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization              178        181
      Deferred income taxes                      (19)        43
      Other                                       22        (25)
      Net change in other working capital
        components                               (79)        26
                                               -----      -----
          Net cash provided by continuing
            operations                           224        359

  Changes in operating assets and liabilities
    of discontinued operations                    65        106
                                               -----      -----
            Net cash provided by operating
              activities                         289        465
                                               -----      -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                   (149)      (196)
  Increase in other investments                   (1)        (3)
  (Increase) decrease in other receivables,
    regulatory assets and other assets            16        (12)
  Net investing activities relating to
    discontinued operations                                 102
                                               -----      -----
            Net cash used in investing
              activities                        (134)      (109)
                                               -----      -----


See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (CONTINUED)
                            (Millions of Dollars)

                                                   Nine Months Ended
                                                      September 30
                                                   ------------------
                                                    1994        1993
                                                   ------     -------
                                                       (Unaudited)

Cash Flows from Financing Activities:
  Sale of common stock                                 5         180
  Redemption of remarketed preferred stock           (20)
  Sale of preferred stock of a subsidiary                         75
  Redemption of preferred stock of a
    subsidiary                                                   (75)
  Increase in long-term debt                         325         656
  Decrease in long-term debt                          (7)     (1,369)
  Decrease in short-term debt                       (172)        (93)
  Common dividends paid                              (77)        (25)
  Preferred dividends paid                           (10)        (12)
                                                   -----      ------
            Net cash provided by (used in)
               financing activities                   44        (663)
                                                   -----      ------
Increase(decrease) in cash and cash equivalents      199        (307)
Cash and cash equivalents, January 1                 152         432
                                                   -----      ------
Cash and cash equivalents, September 30            $ 351      $  125
                                                   =====      ======

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid (refunded) during the
      period for:
        Interest (net of amount capitalized)        $104        $108
        Income taxes                                $ 58        $(30)












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

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, Southern California Gas Company (SoCalGas or Utility) defers revenues related to costs which they expect to incur later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1994 financial statement presentation.


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

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3. ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLAN

At January 1, 1994, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans (SOP 93-6). SOP 93-6 reduces the weighted average shares of common stock outstanding by the number of unallocated shares in the ESOP (2.5 million shares for the three and nine months ended September 30, 1994) and thus increased earnings per share by $.01 and $.04 for the three and nine months ended September 30, 1994, respectively.


4. RESTRUCTURING OF GAS SUPPLY CONTRACTS AND COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES

RESTRUCTURING OF GAS SUPPLY CONTRACTS. SoCalGas and its gas supply affiliates have reached agreements with suppliers of California offshore and Canadian natural gas for a restructuring of long-term gas supply contracts. The cost of these supplies to SoCalGas had been substantially in excess of SoCalGas' average delivered cost of gas. During 1993, these excess costs totaled approximately $125 million.

The agreements substantially reduce the ongoing delivered costs of these gas supplies and provide lump sum settlement payments of $375 million to the suppliers. The expiration date for the Canadian gas supply contract has been shortened from 2012 to 2003, and the supplier of California offshore gas continues to have an option to purchase related gas treatment and pipeline facilities owned by the Company's gas supply affiliate. The agreement with the suppliers of Canadian gas is subject to certain regulatory and other approvals.

COMPREHENSIVE SETTLEMENT OF REGULATORY ISSUES. The Utility and a number of interested parties (including the Division of Ratepayer Advocates (DRA) of the California Public Utilities Commission (CPUC), large noncore customers and ratepayer groups) proposed for CPUC approval a comprehensive settlement (Comprehensive Settlement) of a number of pending regulatory issues including partial rate recovery of restructuring costs associated with the gas supply contracts discussed above. The Comprehensive Settlement was approved by the CPUC on July 20, 1994 and will permit the Utility to recover in utility rates approximately 80 percent of the contract restructuring costs of $375 million and accelerated amortization of related pipeline assets of its gas supply affiliates of approximately $130 million, together with interest, over a period of approximately five years. In addition to the gas supply issues, the Comprehensive Settlement addresses noncore customer rates, reasonableness reviews, a gas cost incentive mechanism and attrition. The Company reflected the impact of the Comprehensive Settlement in its financial statements in 1993.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


SoCalGas has obtained authorization from the CPUC for the borrowing of up to $425 million primarily to provide for funds needed under the Comprehensive Settlement. As of September 30, 1994, SoCalGas has outstanding $420 million in commercial paper, of which $267 million relates to the Comprehensive Settlement, at an average annual rate of 4.9%. SoCalGas has classified $325 million of the commercial paper as long-term debt since it is the Company's intent (supported by a $325 million multi-year credit agreement) to renew that portion of the debt on a long-term basis.


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

If SoCalGas' cost of gas exceeds the benchmark level by a tolerance band, then the excess costs will be shared equally between ratepayers and shareholders. Savings from gas purchased below the benchmark level will also be shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provides a 4.5 percent tolerance band. For the second and third years of the program, the tolerance band decreases to 4.0 percent. Since the inception of the GCIM through September 30, 1994, SoCalGas' gas purchases were within the tolerance band.


6. COMMITMENTS AND CONTINGENT LIABILITIES

SoCalGas has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. As of September 30, 1994, five of these sites have been remediated and two additional sites are in the process of remediation. The Company anticipates that the investigation and, if necessary, remediation of the remaining 35 sites will be completed over a period of from 10 years to 20 years. In addition, the Company is one of a large number of major corporations identified by the United States Environmental Protection Agency as potentially responsible for environmental remediation of a large landfill site and two industrial waste disposal facilities.

On May 4, 1994, the California Public Utilities Commission approved a collaborative settlement agreement between the Company and other California energy utilities and the Division of Ratepayer Advocates which provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities will have

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At September 30, 1994, SoCalGas' estimated remaining investigation and remediation liability was approximately $75 million, which will be recovered through the mechanism described above.


7.   DERIVATIVE FINANCIAL INSTRUMENTS

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119), effective for fiscal years ending after December 15, 1994. SFAS 119 requires certain disclosures about financial instruments not covered by SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk." Adoption of SFAS 119 will have no impact on the Company's financial position or results of operations for the year ended December 31, 1994.

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


CONSOLIDATED


Net income for the quarter ended September 30, 1994 was $42 million, or $.47 per common share, compared to $54 million, or $.59 per common share, in 1993.

Net income for the nine months ended September 30, 1994 was $122 million, or $1.37 per common share, compared to $134 million, or $1.54 per common share in 1993.

The weighted average number of shares of common stock outstanding in the third quarter of 1994 decreased 2 percent from the third quarter of 1993 to 82 million shares. The decrease was due primarily to the effect of the adoption of SOP 93-6 in 1994 (See Note 3 of Notes to Condensed Consolidated Financial Statements).

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

UTILITY OPERATIONS

Net income includes income of the Utility for the third quarter of 1994 of $43 million, compared to $48 million for the same period in 1993. Net income for the nine months ended September 30, 1994 and 1993 includes income of the Utility of $127 million and $136 million, respectively. Utility earnings declined primarily due to the reduction in the authorized rate of return on common equity from 11.9 percent in 1993 to 11.0 percent in 1994 partially offset by the growth in rate base and higher excess earnings from the noncore market.

SoCalGas' operating revenues decreased to $568 million from $625 million and to $1,887 million from $2,017 million for the three months and nine months ended September 30, 1994 compared to the same periods in 1993. The decreases reflect a reduction in authorized gas margin and the average unit cost of gas partially offset by an increase in noncore volumes transported. SoCalGas' cost of gas distributed decreased to $170 million from $242 million and to $775 million from $859 million for the three and nine months ended September 30, 1994 compared to the same periods in 1993. The decreases reflect lower volumes of gas sold to core customers in 1994 and a decrease in the average unit cost of gas. Core volumes decreased as a result of continued sluggishness in the local economy and warmer weather in the first quarter of 1994 compared to 1993. The average unit cost of gas has declined as a result of lower market prices.


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

In August 1993, the Utility filed for a $134 million rate increase with the CPUC. Included in this BCAP filing is a rate structure designed to further reduce subsidies by nonresidential core customers to residential customers by better aligning residential rates with the cost of providing residential service. The CPUC, in an interim decision, granted the Utility a $121 million rate increase effective January 1, 1994. A final CPUC decision is expected in late 1994.

FACTORS INFLUENCING FUTURE PERFORMANCE. Based on existing ratemaking policies, future Utility earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore pricing and throughput and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. Also, the Company's ability to earn revenues in excess of SoCalGas' authorized return from noncore customers due to volume increases have been eliminated for the five years beginning August 1, 1994 per the Comprehensive Settlement described above. This is because forecasted deliveries in excess of the 1991 throughput levels used to establish rates were contemplated in estimating the costs of the Comprehensive Settlement at December 31, 1993. The impact of any future regulatory restructuring and increased competitiveness in the industry, including the continuing threat of customers bypassing SoCalGas' system and obtaining service directly from interstate pipelines, could also affect SoCalGas' future performance.

During October, the Utility began exploring a new approach for setting rates to its customers. Known as "Performance Based Ratemaking"(PBR), the new method would link financial performance with increases and decreases in productivity and generally would allow for rates to increase by the rate of inflation, less an agreed-upon amount to encourage productivity gains. By rewarding continued cost savings, efficient operations, increased throughput and new business opportunities, PBR is expected to more closely align ratepayer and shareholders' interests. If the Utility proposes PBR to the CPUC and it is approved, the change would not occur until 1997 at the earliest.

The Utility's earnings for 1994 will be affected by the reduction in the authorized rate of return on common equity, reflecting the overall decline in cost of capital, offset by higher rate base growth than in 1993. For 1994, the Utility is authorized to earn a rate of return on rate base of 9.22 percent and an 11.00 percent rate of return on common equity compared to 9.99 percent and 11.90 percent, respectively, in 1993. Rate base is expected to increase by approximately 4 percent to 5 percent in 1994. At 1994 authorized levels, a 1 percent point change in weighted average rate base changes earnings by approximately $.02 per share. A change in the authorized return on common equity of 1 percent changes earnings by approximately $.17 per share.

In   April  1994,  the  CPUC  announced  it  will  review  the  structure  of
California's electric utility service, a review that could lead to significant changes in the way California's investor-owned electric utilities do business. The CPUC's proposal has no immediate effect on the Utility's operations, although future volumes of natural gas the Utility transports for electric utilities could be affected. The Utility is closely monitoring the process and has taken an active role in the proceedings because of its considerable experience with natural gas deregulation and because the treatment of some electric utility regulatory issues could have indirect implications for the Utility.

Existing interstate pipeline capacity into California currently exceeds demand by at least 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems, representing over $230 million of reservation charges annually, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current Federal Energy Regulatory Commission (FERC) regulation could permit the cost of unsubscribed capacity to be reallocated to remaining firm customers, including SoCalGas. The Utility, as a part of a coalition representing 90% of the firm transportation capacity on the El Paso and
Transwestern systems, has recommended that the FERC resolve the financial obligation of unsubscribed capacity by providing the pipelines with balanced incentives in a regulatory structure that incorporates market forces. Under existing regulation in California, SoCalGas would have the opportunity to include its portion of any such reallocated costs in its rates. Competitive conditions may or may not support higher rates resulting from reallocated costs.

The Utility's operations are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion and also require clean-up of facilities no longer in use. Based upon current and expected regulatory treatment, the Utility believes that compliance with these laws will not have a significant impact on its financial statements. For further discussion of regulatory and environmental matters, see Notes 4, 5 and 6 of Notes to Condensed Consolidated Financial Statements.

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


PARENT COMPANY

Parent company expenses after taxes were $2 million for the three months ended September 30, 1994, compared to net income of $7 million for the same period in 1993. For the nine months ended September 30, net expenses after taxes were $6 million in 1994 compared to net income of $3 million in 1993. The increase in expenses in both periods is primarily a result of the tax benefit recognized in 1993 for the federal tax rate change.


CAPITAL EXPENDITURES

Capital expenditures were $149 million and $196 million for the first nine months of 1994 and 1993, respectively. Capital expenditures are estimated to be approximately $280 million in 1994, and will be financed primarily by internally generated funds and by issuance of long-term debt. Capital expenditures primarily represent investment in Utility operations.


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

The Company redeemed $20 million of remarketed preferred stock on June 1 and October 12, 1994 for a total of $40 million. The Company has no further plans for redemption of the remarketed preferred stock in 1994.


PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1994.






SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC ENTERPRISES
- -------------------
(Registrant)

/s/ Lloyd A. Levitin
- --------------------
Lloyd A. Levitin
Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer
and duly authorized signatory)
Date:  November 14, 1994