Form 10-K405
period 1994-12-31
PACIFIC ENTERPRISES INC
filed 1995-03-20
CIK 75527

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]



                   For the fiscal year ended December 31, 1994
                           Commission file number 1-40


                               PACIFIC ENTERPRISES
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        California                                  95-0743670
 ------------------------                ---------------------------------
 (State of incorporation)                (IRS Employer Identification No.)

555 West Fifth Street, Los Angeles, California                90031-1001
- ----------------------------------------------                ----------
(Address of principal executive offices)                      (Zip Code)

                                 (213) 895-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange
    Title of each class                      on which registered
    -------------------                      ---------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Registrant's voting stock (Common Stock and Voting Preferred Stock) held by non-affiliates at March 14, 1995, was approximately $2.2 billion. This amount excludes the market value of 141,737 shares of Common Stock held by Registrant's directors and executive officers.

Registrant's Common Stock outstanding at March 14, 1995, numbered 84,541,092 shares.

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

                                   Information Incorporated
                                   by Reference and Document
     Annual Report                 in Which Information is or
     On Form 10-K                  will be Contained
     -------------                 --------------------------

     Part II   -                   Information contained under the captions
                                   "Financial Review -- Management's Discussion and Analysis", "Quarterly Financial Data",
                                   "Range of Market Prices of Capital Stock" and
                                   "Selected Financial Data and Comparative
                                   Statistics 1984-1994", in Registrant's 1994
                                   Annual Report to Shareholders.

     Part III  -                   Information contained under  the captions
                                   "Election of  Directors", "Share Ownership of
                                   Directors and Executive Officers" and
                                   "Executive  Compensation" in Registrant's
                                   Proxy Statement for its Annual Meeting of
                                   Shareholders scheduled to be held on May 4, 1994.

                                TABLE OF CONTENTS

                                                                      Page

                                     PART I

Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . .        5

          Pacific Enterprises. . . . . . . . . . . . . . . . . .        5

          Southern California Gas Company  . . . . . . . . . . .        5

                    Operating Statistics . . . . . . . . . . . .        5

                    Service Area . . . . . . . . . . . . . . . .        7

                    Utility Services . . . . . . . . . . . . . .        8

                    Demand for Gas . . . . . . . . . . . . . . .        8

                    Competition  . . . . . . . . . . . . . . . .        9

                    Supplies of Gas. . . . . . . . . . . . . . .        10

                    Rates and Regulation . . . . . . . . . . . .        12

                    Properties . . . . . . . . . . . . . . . . .        13

                    Environmental Matters .. . . . . . . . . . .        13

          Interstate Pipeline Operations . . . . . . . . . . . .        14

          Alternate Energy Operations  . . . . . . . . . . . . .        14

          Employees  . . . . . . . . . . . . . . . . . . . . . .        15

          Management . . . . . . . . . . . . . . . . . . . . . .        16

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . .        17

Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . .        17

Item 4.   Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . .        17

                                     PART II

Item 5.   Market for Registrant's Common
          Equity and Related Stockholder Matters . . . . . . . .        18

Item 6.   Selected Financial Data  . . . . . . . . . . . . . . .        18

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . .        18

Item 8.   Financial Statements and
          Supplementary Data . . . . . . . . . . . . . . . . . .        18

Item 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . .        18

                                    PART III

Item 10.  Directors and Executive Officers
          of the Registrant  . . . . . . . . . . . . . . . . . .        19

Item 11.  Executive Compensation . . . . . . . . . . . . . . . .        19

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management . . . . . . . . . . .        19

Item 13.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .        19

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K. . . . . . . . . . . . . . . .        20

                                     PART I

                                ITEM 1. BUSINESS

                               PACIFIC ENTERPRISES

          Pacific Enterprises is a Los Angeles-based utility holding company primarily engaged in supplying natural gas throughout most of southern and portions of central California. These operations are conducted through Southern California Gas Company, the nation's largest natural gas distribution utility. Through other subsidiaries, Pacific Enterprises is also engaged in interstate and offshore natural gas transmission and in alternate energy development.

          Pacific Enterprises was incorporated in California in 1907 as the successor to a corporation organized in 1886. Its principal executive offices are located at 555 West Fifth Street, Los Angeles, California 90013-1011 and its telephone number is (213) 895-5000.


                         SOUTHERN CALIFORNIA GAS COMPANY

          Pacific Enterprises' principal subsidiary is Southern California Gas Company ("SoCalGas"), a public utility owning and operating a natural gas distribution, transmission and storage system that supplies natural gas in 535 cities and communities throughout most of southern California and parts of central California. SoCalGas is the nation's largest natural gas distribution utility, providing gas service to approximately 17 million residential, commercial, industrial, utility electric generation and wholesale customers through approximately 4.7 million meters in a 23,000-square mile service area.

          SoCalGas is subject to regulation by the California Public Utilities Commission (CPUC) which, among other things, establishes rates SoCalGas may charge for gas service, including an authorized rate of return on investment. Under current ratemaking policies, SoCalGas' future earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore market pricing and the variance in gas volumes delivered to these noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. The impact of any future regulatory restructuring, such as performance based ratemaking ("PBR") (See "Rates and Regulation"), and increased competitiveness in the industry, including the continuing threat of customers bypassing SoCalGas' system and obtaining service directly from interstate pipelines, and electric industry restructuring may also affect SoCalGas' future performance.

          For 1995, the CPUC has authorized SoCalGas to earn a rate of return on rate base of 9.67 percent and a 12.00 percent rate of return on common equity compared to 9.22 percent and 11.00 percent, respectively, in 1994. Growth in rate base for 1994 was approximately 3 percent. Rate base is expected to remain at the same level in 1995. SoCalGas has achieved or exceeded its authorized return on rate base for the last twelve consecutive years.

                              OPERATING STATISTICS

The following table sets forth certain operating statistics of SoCalGas from 1990 through 1994.

                              OPERATING STATISTICS

                                                                               Year Ended December 31
                                                  --------------------------------------------------------------------------
                                                        1994            1993            1992            1991            1990
                                                        ----            ----            ----            ----            ----
Gas Sales, Transportation & Exchange
Revenues (thousands of dollars):
    Residential                                   $1,712,899      $1,652,562      $1,483,654      $1,673,837      $1,547,492
    Commercial/Industrial                            798,180         853,579         836,672         977,065       1,057,030
    Utility Electric Generation                      118,353         147,208         194,639         148,573         235,102
    Wholesale                                         98,354         116,737         128,881         144,779         164,716
    Exchange                                             690           3,745           5,863           7,482           8,496
                                                  ----------      ----------      ----------      ----------      ----------
    Total in rates                                 2,728,476(1)    2,773,831       2,649,709       2,951,736       3,012,836
    Regulatory balancing accounts
        and other                                   (141,952)         37,243         190,216         (21,430)        199,789
                                                  ----------      ----------      ----------      ----------      ----------
        Operating Revenue                         $2,586,524      $2,811,074      $2,839,925      $2,930,306      $3,212,625
                                                  ----------      ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------      ----------
Volumes (millions of cubic feet):
    Residential                                      256,400         247,507         243,920         249,522         261,887
    Commercial/Industrial                            347,419         339,706         363,124         460,368         436,330
    Utility Electric Generation                      260,290         212,720         220,642         170,043         158,985
    Wholesale                                        146,279         147,978         149,232         141,931         139,034
    Exchange                                          10,002          16,969          23,888          25,604          30,246
                                                  ----------      ----------      ----------      ----------      ----------
        Total                                      1,020,390         964,880       1,000,806       1,047,468       1,026,482
                                                  ----------      ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------      ----------
    Core                                             341,469         338,795         334,630         351,432         372,677
    Noncore                                          678,921         626,085         666,176         696,036         653,805
                                                  ----------      ----------      ----------      ----------      ----------
        Total                                      1,020,390         964,880       1,000,806       1,047,468       1,026,482
                                                  ----------      ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------      ----------
    Sales                                            362,624         352,052         355,177         411,414         515,757
    Transportation                                   647,764         595,859         621,741         610,450         480,479
    Exchange                                          10,002          16,969          23,888          25,604          30,246
                                                  ----------      ----------      ----------      ----------      ----------
        Total                                      1,020,390         964,880       1,000,806       1,047,468       1,026,482
                                                  ----------      ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------      ----------
Revenues (per thousand cubic feet):
    Residential                                        $6.68           $6.68           $6.08           $6.71           $5.91
    Commercial/Industrial                              $2.30           $2.51           $2.30           $2.12           $2.42
    Utility Electric Generation                        $0.45           $0.69           $0.88           $0.87           $1.48
    Wholesale                                          $0.67           $0.79           $0.86           $1.02           $1.18
    Exchange                                           $0.07           $0.22           $0.25           $0.29           $0.28
Customers
    Active Meters (at end of period):
    Residential                                    4,483,324       4,459,250       4,445,500       4,429,896       4,381,563
    Commercial                                       187,518         187,602         189,364         193,051         193,409
    Industrial                                        23,505          23,924          24,419          25,642          26,530
    Utility Electric Generation                            8               8               8               8               8
    Wholesale                                              3               3               2               2               2
                                                  ----------      ----------      ----------      ----------      ----------
        Total                                      4,694,358       4,670,787       4,659,293       4,648,599       4,601,512
                                                  ----------      ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------      ----------
Residential Meter Usage (annual average):
    Revenues                                            $383            $371            $334            $380            $356
    Volumes (thousands of cubic feet)                   57.4            55.6            55.0            56.6            60.3
System Usage (millions of cubic feet):
    Average Daily Sendout                              2,795           2,611           2,717           2,881           2,824
    Peak Day Sendout                                   4,350           4,578           4,547           4,356           5,267
    Sendout Capability (at end of period)              7,570           7,351           7,419           7,073           7,073
Degree Days(2):
    Number                                             1,438(3)        1,203           1,258           1,409           1,432
    Average (20 Year)                                  1,418           1,430           1,458           1,474           1,506
    Percent of Average                                101.4%           84.1%           86.3%           95.6%           95.1%

Population of Service Area
(estimated at year end)                           17,070,000      15,600,000      15,600,000      15,600,000      15,100,000

(1) Beginning January 1, 1994, rates included the ratepayer's portion of the Comprehensive Settlement (the amount included in rates for 1994 was $119 million).
(2) The number of degree days for any period of time indicates whether the temperature is relatively hot or cold. A degree day is recorded for each degree the average temperature for any day falls below 65 degrees Fahrenheit.
(3)  Estimated calendar degree days.

                                  SERVICE AREA

          SoCalGas distributes natural gas throughout a 23,000-square mile service territory with a population of approximately 17 million people. As indicated by the following map, its service territory includes most of southern California and parts of central California.






          [MAP OF SOUTHERN CALIFORNIA GAS COMPANY SERVICE TERRITORY]




























Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, San Diego Gas & Electric Company and Southwest Gas Company.

                                UTILITY SERVICES

          SoCalGas' customers are separated, for regulatory purposes, into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers primarily include utility electric generation, wholesale and large commercial and industrial customers. Noncore customers are sensitive to the price relationship between natural gas and alternate fuels, and are capable of readily switching from one fuel to another, subject to air quality regulations.

          SoCalGas offers two basic utility services, sale of gas and transmission of gas. Residential customers and most other core customers purchase gas directly from SoCalGas. Noncore customers and large core customers have the option of purchasing gas either from SoCalGas or from other sources (such as brokers or producers) for delivery through SoCalGas' transmission and distribution system. Smaller customers are permitted to aggregate their gas requirements and also to purchase gas directly from brokers or producers, up to a limit of 10 percent of SoCalGas' core market. SoCalGas generally earns the same margin whether SoCalGas buys the gas and sells it to the customer or transports gas already owned by the customer. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Results.")

          SoCalGas continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. However, the only gas supplies that SoCalGas may offer for sale to noncore customers are the same supplies that it purchases to serve its core customers.

          SoCalGas also provides a gas storage service for noncore customers on a bid basis. The storage service program provides opportunities for customers to store gas on an "as available" basis during the summer to reduce winter purchases when gas costs are generally higher, or to reduce their level of winter curtailment in the event temperatures are unusually cold. During 1994, SoCalGas stored approximately 24 billion cubic feet of customer-owned gas.


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

          During 1994, 97 percent of residential energy customers in SoCalGas' service territory used natural gas for water heating and 94 percent for space heating. Approximately 78 percent of those customers used natural gas for cooking and 72 percent for clothes drying.

          Demand for natural gas by noncore customers such as large volume commercial, industrial and electric generating customers is very sensitive to the price of alternative competitive fuels. These customers number only approximately 1,200; however, during 1994, accounted for approximately 17 percent of total gas revenues, 67 percent of total gas volumes delivered and

14 percent of the authorized gas margin. Changes in the cost of gas or alternative fuels, primarily fuel oil, can result in significant shifts in this market, subject to air quality regulations. Demand for gas for UEG use is also affected by the price and availability of electric power generated in other areas and purchased by SoCalGas' UEG customers. See "Competition" below.


                                   COMPETITION

          Since interstate pipelines began operations in SoCalGas' service territories, SoCalGas' throughput to customers in the Kern County area who use natural gas to produce steam for enhanced oil recovery projects has decreased significantly because of the bypass of SoCalGas' system. The decrease in revenues from enhanced oil recovery customers is subject to full balancing account treatment, except for a five percent incentive to SoCalGas for attaining certain throughput levels, and therefore, does not have a material impact on earnings. However, bypass of other Company markets also may occur. SoCalGas is fully at risk for lost noncore volumes due to competition, and would not receive balancing account treatment except in the enhanced oil recovery market.

          In order to respond to certain bypass threats, SoCalGas has received authorization from the CPUC for expedited review of price discounts proposed for long-term gas transportation contracts with some noncore customers. The CPUC has also approved changes in the methodology for allocating SoCalGas' costs between core and noncore customers to reduce the subsidization of core customer rates by noncore customers. These have resulted in a reduction of noncore rates and a corresponding increase in core rates that better reflects the cost of serving each customer class and, together with price discounting authority, has enabled SoCalGas to better compete with new interstate pipelines for noncore customers. In addition, in August 1993 a capacity brokering program was implemented. Under the program, for a fee, SoCalGas provides to noncore customers, or others, a portion of its control of interstate pipeline capacity to allow more direct access to producers. Also, the Comprehensive Settlement (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comprehensive Settlement of Regulatory Issues.") will help improve SoCalGas' competitiveness by reducing the cost of transportation service to noncore customers.

          Historically, environmental laws have favorably impacted the use of natural gas in SoCalGas' service territory, particularly by utility electric generation customers. However, increasingly complex administrative requirements may discourage natural gas use by large commercial and industrial customers.

          In April 1994, the CPUC announced it would review the structure of California's electric utility service, a review that could lead to significant changes in the way investor-owned utilities conduct business, including the amount of electricity purchased from out-of-state suppliers. The CPUC's proposed deregulation of electricity sales by the year 2002 may affect the future volumes of natural gas SoCalGas transports for electric utilities. Utility electric generation customers currently account for 26 percent of SoCalGas' annual throughput. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Influencing Future Performance."

                                 SUPPLIES OF GAS

          In 1994, SoCalGas delivered approximately 1 trillion cubic feet of natural gas through its system. Approximately 65 percent of these deliveries were customer-owned gas for which SoCalGas provided transportation services, compared to 64 percent in 1993. The balance of gas deliveries was gas purchased by SoCalGas and resold to customers.

          Most of the natural gas delivered by SoCalGas is produced outside of California. These supplies are delivered to the California border by interstate pipeline companies (primarily El Paso Natural Gas Company and Transwestern Natural Gas Company) that provide transportation services for supplies purchased from other sources by SoCalGas or its transportation customers. These supplies enter SoCalGas' intrastate transmission system at the California border for delivery to customers.

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

          Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems, representing over $175 million and $55 million, respectively, of reservation charges annually, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current FERC regulation could permit costs of unsubscribed capacity to be allocated to remaining firm service customers, including SoCalGas. Under existing regulation in California, SoCalGas would have the opportunity to include its portion of any such reallocated costs in its rates. If competitive conditions did not support higher rates resulting from these reallocated costs, then SoCalGas would be at risk for lost revenues in the noncore market.

          SoCalGas, as a part of a coalition of customers who hold 90 percent of the firm transportation capacity rights on the El Paso and Transwestern systems, has offered a proposal for market based rates with balanced incentives to El Paso and Transwestern to resolve the issue of unsubscribed capacity. See
"Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations - Factors Influencing Future Performance."

          The following table sets forth the sources of gas deliveries by SoCalGas from 1990 through 1994.

                                 SOURCES OF GAS

                                                                               Year Ended December 31
                                                  --------------------------------------------------------------------------
                                                        1994            1993            1992            1991            1990
                                                        ----            ----            ----            ----            ----
Gas Purchases: (Millions of Cubic Feet)

Market Gas:
   30-Day                                             98,071          84,696          20,695         139,649         148,849
   Other                                             148,371         159,197         198,049         168,486         225,710
                                                  ----------      ----------      ----------      ----------      ----------
   Total Market Gas                                  246,442         243,893         218,744         308,135         374,559

 Affiliates                                          101,276          96,559          99,226          98,566         103,406
 California Producers &
   Federal Offshore                                   36,158          28,107          42,262          39,613          52,633
                                                  ----------      ----------      ----------      ----------      ----------

   Total Gas Purchases                               383,876         368,559         360,232         446,314         530,598
Customer-Owned Gas and
   Exchange Receipts                                 658,293         622,307         641,080         629,038         531,263

Storage Withdrawal
   (Injection) - Net                                  (9,299)         (9,498)         14,379          (8,451)        (13,288)

Company Use and
   Unaccounted For                                   (12,480)        (16,488)        (14,885)        (19,432)        (22,091)
                                                  ----------      ----------      ----------      ----------      ----------

   Net Gas Deliveries                              1,020,390         964,880       1,000,806       1,047,469       1,026,482
                                                  ----------      ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------      ----------
Gas Purchases: (Thousands of dollars)
   Commodity Costs                                $  643,865      $  815,145      $  805,550      $1,071,445      $1,371,854
   Fixed Charges*                                    368,516         397,714         397,579         358,294         405,233
                                                  ----------      ----------      ----------      ----------      ----------
   Total Gas Purchases                            $1,012,381      $1,212,859      $1,203,129      $1,429,739      $1,777,087
                                                  ----------      ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------      ----------
Average Cost of Gas Purchased
   (Dollars per Thousand Cubic Feet)**                 $1.68           $2.21           $2.24           $2.40           $2.59
                                                       -----           -----           -----           -----           -----
                                                       -----           -----           -----           -----           -----

* Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas.

**   The average commodity cost of gas purchased excludes fixed charges.

          Market sensitive gas supplies (supplies purchased on the spot market as well as under longer-term contracts and ranging from one month to ten years based on spot prices) accounted for approximately 64 percent of total gas volumes purchased by SoCalGas during 1994, as compared with 66 percent and 61 percent, respectively, during 1993 and 1992. These supplies were generally purchased at prices significantly below those for other long-term sources of supply.

          On March 16, 1994, the CPUC approved a new process for evaluating SoCalGas' gas purchases substantially replacing the previous process of reasonableness reviews. The new "Gas Cost Incentive Mechanism" ("GCIM") is a three-year pilot program that began in April 1994. The GCIM essentially compares SoCalGas' cost of gas with a benchmark level. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - SoCalGas Operations - Ratemaking Procedures.

          SoCalGas estimates that sufficient natural gas supplies will be available to meet the requirements of its customers into the next century.

                              RATES AND REGULATION




          SoCalGas is regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate in the best interest of the ratepayer with an opportunity to earn a reasonable profit. The regulatory structure is complex and has a very substantial impact on the profitability of SoCalGas.

          Under current ratemaking procedures, the return that SoCalGas is authorized to earn is the product of the authorized rate of return on rate base and the amount of rate base. Rate base consists primarily of net investment in utility plant. Thus, SoCalGas' earnings are affected by changes in the authorized rate of return on rate base and the growth in rate base and by SoCalGas' ability to control expenses and investment in rate base within the amounts authorized by the CPUC in setting rates. In addition, SoCalGas' ability to achieve its authorized rate of return is affected by other regulatory and operating factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratemaking Procedures."

          SoCalGas' operating and fixed costs, including return on rate base, are allocated between core and noncore customers under a methodology that is based upon the costs incurred in serving these customer classes. For 1995, approximately 89 percent of the CPUC-authorized gas margin has been allocated to core customers and 11 percent to noncore customers, including wholesale customers. Under the current regulatory framework, costs may be reallocated between the core and the noncore markets once every other year in a biennial cost allocation proceeding (BCAP).

          During 1994, SoCalGas began exploring a new approach for setting rates to its customers known as "Performance Based Ratemaking" ("PBR"). This new approach would maintain cost based rates but would link financial performance with increases and decreases in productivity and generally would allow for rates to increase by the rate of inflation, less an agreed upon adjustment for productivity improvements. SoCalGas proposes to file a PBR application with the CPUC in 1995, and if approved, the change would not take effect until January 1, 1997, at the earliest. Although PBR could result in increased earnings volatility, SoCalGas would have the opportunity to improve financial performance to the extent it was able to reduce expenses, increase energy deliveries and generate profits from new products and services. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Influencing Future Performance."

                                   PROPERTIES

          At December 31, 1994, SoCalGas owned approximately 3,040 miles of transmission and storage pipeline, 42,683 miles of distribution pipeline and 42,647 miles of service piping. It also owned 13 transmission compressor stations and 6 underground storage reservoirs (with a combined working storage capacity of approximately 116 billion cubic feet) and general office buildings, shops, service facilities, and certain other equipment necessary in the conduct of its business.

          Southern California Gas Tower, a wholly owned subsidiary of SoCalGas, has a 15 percent limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas occupies about half of the building. See also "Item 2. Properties."

                              ENVIRONMENTAL MATTERS

          SoCalGas has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. As of December 31, 1994, eight of the sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on thirty-three of the sites, including those sites at which the remediations described above have been completed. In addition, SoCalGas is one of a large number of major corporations that have been identified as a potentially responsible party for environmental remediation of three industrial waste disposal sites and a landfill site. These 46 sites are in various stages of investigation or remediation. It is anticipated that the investigation, and if necessary, remediation of these sites will be completed over a period of from ten years to twenty years.

          In May 1994, the CPUC approved a collaborative settlement between SoCalGas and other California utilities and the Division of Ratepayer Advocates which provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a percentage of any insurance recovery to offset the 10 percent of costs not recovered in rates.

          At December 31, 1994, SoCalGas' estimated remaining liability for investigation and remediation for the 46 sites was approximately $65 million, which it is authorized to recover through the rate recovery mechanism described above. The estimated liability is subject to future adjustment pending further investigation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- SoCalGas Operations - Environmental Matters." Because of current and expected rate recovery, Pacific Enterprises believes that compliance with environmental laws and regulations will not have a material adverse effect on its financial statements.

                         INTERSTATE PIPELINE OPERATIONS

          Pacific Enterprises is engaged, through Pacific Interstate Company, in interstate and offshore purchase and transmission of natural gas which is resold to SoCalGas under long-term supply contracts. Two subsidiaries own and operate pipelines and related facilities for deliveries to SoCalGas of gas produced from offshore fields near Santa Barbara, California. Another subsidiary has an interest in pipeline facilities for deliveries to SoCalGas of gas from Western Canada. During 1994, these operations accounted for approximately 26% of the total volume of gas purchased by SoCalGas and 10% of SoCalGas' total throughput. The gas is purchased under long-term contracts which have been restructured in conjunction with the Comprehensive Settlement (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comprehensive Settlement of Regulatory Issues.").

                           ALTERNATE ENERGY OPERATIONS

          Through Pacific Energy, Pacific Enterprises develops and operates electricity generating plants fueled by renewable energy sources, including gas, from landfills, waste wood plants, hydroelectric dams and geothermal hot water. Electricity produced by these plants is sold to electric utilities under long-term contracts generally providing for escalating fixed prices for ten years with pricing thereafter at the utility's short-run avoided cost. The fixed pricing periods for Pacific Energy's existing contracts expire between 1995 and 2000 and Pacific Enterprises anticipates that avoided cost pricing will result in substantially lower prices for its electrical production than the fixed prices currently being received.

          Pacific Energy also develops and operates centralized heating and air conditioning plants. These plants supply heated and chilled water for heating and cooling major office buildings, hotels and apartments.

                                    EMPLOYEES

          Pacific Enterprises and its subsidiaries employ approximately 8,500 persons. Of these, approximately 8,200 are employed by SoCalGas.

          Most field, clerical and technical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. Collective bargaining agreements covering these approximately 5,560 employees expire with respect to wages and working conditions on March 31, 1996 and with respect to medical benefits on December 31, 1995. The agreement with respect to all benefits except medical expires on March 31, 1995, and SoCalGas is currently in the process of negotiating a new agreement.

                                   MANAGEMENT

          The executive officers of Pacific Enterprises are as follows:

Name                                  Age    Position
- ----                                  ---    --------

Willis B. Wood, Jr.                   60     Chairman of the Board and Chief
                                             Executive Officer

Richard D. Farman                     59     President and Chief Operating
                                             Officer

Lloyd A. Levitin                      62     Executive Vice President and Chief
                                             Financial Officer

Warren I. Mitchell                    57     President, Southern California Gas
                                             Company

Frederick E. John                     49     Senior Vice President

Christopher R. Sherman                42     Senior Vice President

Debra L. Reed                         38     Senior Vice President, Southern
                                             California Gas Company

Lee M. Stewart                        49     Senior Vice President, Southern
                                             California Gas Company

Leslie E. LoBaugh, Jr.                49     Vice President and General Counsel

Ralph Todaro                          44     Vice President and Controller

          Executive officers are elected annually and serve at the pleasure of the Board of Directors.

          All of Pacific Enterprises' executive officers have been employed by Pacific Enterprises or its subsidiaries in management positions for more than five years.

          There are no family relationships between any of Pacific Enterprises' executive officers.

                               ITEM 2.  PROPERTIES

          Pacific Library Tower, a wholly-owned subsidiary of Pacific Enterprises, has a 25% ownership interest in a 72-story office building in downtown Los Angeles that was completed in late 1990. Pacific Enterprises and its subsidiaries lease twelve floors of the building.

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

                    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of 1994 to a vote of Pacific Enterprises' security holders.

                                     PART II

                     ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

          Pacific Enterprises' Common Stock is traded on the New York and Pacific Stock Exchanges. Information as to the high and low sales prices for such stock as reported on the composite tape for stocks listed on the New York Stock Exchange and dividends paid for each quarterly period during the two years ended December 31, 1994 is set forth under the captions "Financial Review--Range of Market Prices of Capital Stock" and "Quarterly Financial Data" in Pacific Enterprises' 1994 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

          At December 31, 1994, there were 43,139 holders of record of Pacific Enterprises' Common Stock.

                        ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this Item is set forth under the caption "Financial Review - Selected Financial Data and Comparative Statistics 1984-1994" in Pacific Enterprises' 1994 Annual Report to Shareholders filed as
Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

                  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is set forth under the caption "Financial Review - Management's Discussion and Analysis" in Pacific Enterprises' 1994 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

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

          None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this Item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 4, 1994. Such information is incorporated herein by reference.

          Information required by this Item with respect to the Company's executive officers is set forth in Item 1 of this Annual Report.

                        ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this Item is set forth under the caption "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 4, 1994. Such information is incorporated herein by reference.

                     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this Item is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 4, 1994. Such information is incorporated herein by reference.

                   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                                  TRANSACTIONS

          Not applicable.

                                     PART IV

                     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K


     (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1.01     Report of Deloitte & Touche LLP,
              Independent Certified Public Accountants
              (Contained in Exhibit 13.01).

     1.02     Statement of Consolidated
              Income for the years ended
              December 31, 1994, 1993 and 1992
              (Contained in Exhibit 13.01).

     1.03     Consolidated Balance Sheet at
              December 31, 1994 and 1993
              (Contained in Exhibit 13.01).

     1.04     Statement of Consolidated Cash Flows
              for the years ended December 31, 1994,
              1993 and 1992 (Contained in Exhibit 13.01).

     1.05     Statement of Consolidated Shareholders'
              Equity for the years ended
              December 31, 1994, 1993 and 1992
              (Contained in Exhibit 13.01).

     1.06     Notes to Consolidated Financial
              Statements (Contained in Exhibit 13.01).

3.   ARTICLES OF INCORPORATION AND BY-LAWS:

     3.01     Articles of Incorporation of
              Pacific Enterprises
              (Note 22; Exhibit 4.1).

     3.02     Bylaws of Pacific Enterprises

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

     4.01     Specimen Common Stock Certificate of
              Pacific Enterprises (Note 16; Exhibit 4.01).

     4.02     Specimen Preferred Stock Certificates of Pacific
              Enterprises (Note 8; Exhibit 4.02).

     4.03     Specimen Remarketed Preferred Stock
              Certificate (Note 17; Exhibit 4.03).

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

     4.13 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. (Note 18; Exhibit 4.37).

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

     10.06    Sale and Purchase Agreement, dated
              as of October 11, 1992 by and between
              Hunt Oil Company and Pacific Gas
              Gathering Company (Note 6; Exhibit 4).

     10.07    Form of Indemnification Agreement
              between Pacific Enterprises and each of
              its directors and officers
              (Note 21; Exhibit 10.07).

              EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     10.08    Restatement and Amendment of Pacific
              Enterprises 1979 Stock Option Plan
              (Note 7; Exhibit 1.1).

     10.09    Pacific Enterprises Supplemental Medical
              Reimbursement Plan for Senior Officers
              (Note 8; Exhibit 10.24).

     10.10    Pacific Enterprises Financial Services
              Program for Senior Officers (Note 8;
              Exhibit 10.25).

     10.11    Pacific Enterprises Supplemental
              Retirement and Survivor Plan (Note 11;
              Exhibit 10.36).

     10.12    Pacific Enterprises Stock Payment
              Plan (Note 11; Exhibit 10.37).

     10.13    Pacific Enterprises Pension Restoration
              Plan (Note 8; Exhibit 10.28).

     10.14    Southern California Gas Company Pension
              Restoration Plan For Certain Management
              Employees (Note 8; Exhibit 10.29).

     10.15    Pacific Enterprises Executive Incentive
              Plan (Note 13; Exhibit 10.13).

     10.16    Pacific Enterprises Deferred Compensation
              Plan for Key Management Employees (Note 12;
              Exhibit 10.41).

     10.17    Pacific Enterprises Employee Stock
              Ownership Plan and Trust Agreement
              as amended in toto effective October 1, 1992.
              (Note 21; Exhibit 10.18).

     10.18    Pacific Enterprises Stock Incentive Plan
              (Note 15; Exhibit 4.01).

     10.19    Pacific Enterprises Retirement Plan for
              Directors (Note 21; Exhibit 10.20).

     10.20    Pacific Enterprises Director' Deferred
              Compensation Plan (Note 21; Exhibit 10.21).

     10.21    Pacific Enterprises Employee Stock Option Plan
              (Note 23; Exhibit 4.01).

11.  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

     11.01    Pacific Enterprises Computation of
              Earnings per Share (see Statement of
              Consolidated Income contained in Exhibit 13.01).

13.  ANNUAL REPORT TO SECURITY HOLDERS

     13.01    Pacific Enterprises 1994 Annual
              Report to Shareholders.  (Such
              report, except for the portions
              thereof which are expressly
              incorporated by reference in this
              Annual Report, is furnished for the
              information of the Securities and
              Exchange Commission and is not to
              be deemed "filed" as part of this
              Annual Report).

21.  SUBSIDIARIES OF THE REGISTRANT

     21.01    List of subsidiaries of Pacific Enterprises.

23.  CONSENTS OF EXPERTS AND COUNSEL

     23.01    Consent of Deloitte & Touche LLP,
              Independent Certified Public Accountants.

24.  POWER OF ATTORNEY

     24.01    Power of Attorney of Certain Officers
              and Directors of Pacific Enterprises
              (contained on signature pages).

27.  FINANCIAL DATA SCHEDULE

     27.01    Financial Data Schedule

(b)  REPORTS ON FORM 8-K:

              No reports on Form 8-K were filed during the last quarter of 1994.
- ------------------------
     NOTE: Exhibits referenced to the following notes were filed with the documents cited below under the exhibit or annex number following such reference. Such exhibits are incorporated herein by reference.


   Note
 Reference                         Document
 ---------                         --------

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

     6 Registration Statement No. 2-59832 filed by Southern California Gas Company on September 6, 1977.

     7 Registration Statement No. 2-66833 filed by Pacific Lighting Corporation on March 5, 1980.

     8 Annual Report on Form 10-K for the year ended December 31, 1980, filed by Pacific Lighting Corporation.

     9 Annual Report on Form 10-K for the year ended December 31, 1981, filed by Pacific Lighting Corporation.

     10 Annual Report on Form 10-K for the year ended December 31, 1983, filed by Pacific Lighting Corporation.

     11 Annual Report on Form 10-K for the year ended December 31, 1984, filed by Pacific Lighting Corporation.

     12 Annual Report on Form 10-K for the year ended December 31, 1985, filed by Pacific Lighting Corporation.

     13 Annual Report on Form 10-K for the year ended December 31, 1987, filed by Pacific Enterprises.

     14 Current Report on Form 8-K dated March 7, 1990, filed by Pacific Enterprises.

     15 Registration Statement No. 33-21908 filed by Pacific Enterprises on May 17, 1988.

     16 Annual Report on Form 10-K for the year ended December 31, 1988, filed by Pacific Enterprises.
     17 Annual Report on form 10-K for the year ended December 31, 1989, filed by Pacific Enterprises.

     18 Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992.

     19 Current Report on Form 8-K dated September 25, 1992, filed by Pacific Enterprises.

     20 Current Report on Form 8-K dated January 5, 1993, filed by Pacific Enterprises.

     21 Annual Report on Form 10-K for the year ended December 31, 1992, filed by Pacific Enterprises.

     22 Registration Statement No. 33-61278 filed by Pacific Enterprises on April 20, 1993.

     23 Registration Statement No. 33-54055 filed by Pacific Enterprises on June 9, 1994.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC ENTERPRISES




                                        By:     /s/ Willis B. Wood, Jr.
                                                -------------------------
                                        Name:   Willis B. Wood, Jr.

                                        Title:  Chairman of the Board and
                                                Chief Executive Officer

                                        Dated:  March 17, 1995

          Each person whose signature appears below hereby authorizes Willis B. Wood, Jr., Richard D. Farman, and Lloyd A. Levitin, and each of them, severally, as attorney-in-fact, to sign on his or her behalf, individually and in each capacity stated below, and file all amendments to this Annual Report.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                             Date
- ---------                     -----                             ----


/s/ Willis B. Wood, Jr.
- ---------------------------   Chairman of the Board,            March 17, 1995
(Willis B. Wood, Jr.)         Chief Executive Officer and
                              Director (Principal Executive
                              Officer)
/s/ Lloyd A. Levitin
- ---------------------------   Executive Vice President and      March 17, 1995
(Lloyd A. Levitin)            Chief Financial Officer
                              (Principal Financial Officer)


/s/ Ralph Todaro
- ---------------------------   Vice President and Controller     March 17, 1995
(Ralph Todaro)

/s/ Hyla H. Bertea
- ---------------------------   Director                          March 17, 1995
(Hyla H. Bertea)

/s/ Herbert L. Carter
- ---------------------------   Director                          March 17, 1995
(Herbert L. Carter)

/s/ Richard D. Farman
- ---------------------------   Director                          March 17, 1995
(Richard D. Farman)

/s/ Wilford D. Godbold, Jr.
- ---------------------------   Director                          March 17, 1995
(Wilford D. Godbold, Jr.)

/s/ Ignacio E. Lozano, Jr.
- ---------------------------   Director                          March 17, 1995
(Ignacio E. Lozano, Jr.)

/s/ Harold M. Messmer, Jr.
- ---------------------------   Director                          March 17, 1995
(Harold M. Messmer, Jr.)

/s/ Paul A. Miller
- ---------------------------   Director                          March 17, 1995
(Paul A. Miller)

/s/ Joseph R. Rensch
- ---------------------------   Director                          March 17, 1995
(Joseph R. Rensch)

/s/ Diana L. Walker
- ---------------------------   Director                          March 17, 1995
(Diana L. Walker)