Form 10-Q
period 1995-03-31
PACIFIC ENTERPRISES INC
filed 1995-05-12
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1995
                              -------------------------------------

Commission file number                      1-40
                      ---------------------------------------------

                          Pacific Enterprises
      ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        California                                  94-0743670
- -------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

555 West Fifth Street, Suite 2900, Los Angeles, California 90013-1011
- ----------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

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

The number of shares of common stock outstanding on April 28, 1995 was 84,568,592.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                          (Dollars are in Millions
                          except per share amounts)


                                                    Three Months Ended
                                                         March 31
                                                   -------------------
                                                    1995         1994
                                                   ------       ------
                                                        (Unaudited)

Revenues and Other Income:
  Operating revenues                               $  618       $  705
  Other                                                 8            6
                                                   ------       ------
      Total                                           626          711
                                                   ------       ------
Expenses:
  Cost of gas distributed                             218          332
  Operating expenses                                  205          186
  Depreciation and amortization                        60           61
  Franchise payments and other taxes                   31           32
  Preferred dividends of a subsidiary                   3            2
                                                   ------       ------
      Total                                           517          613
                                                   ------       ------
Income from Operations
  Before Interest and Taxes                           109           98
Interest                                               29           31
                                                   ------       ------
Income from Operations
  Before Income Taxes                                  80           67
Income Taxes                                           35           29
                                                   ------       ------
Net Income                                             45           38
Dividends on Preferred Stock                            3            3
                                                   ------       ------
Net Income Applicable to
  Common Stock                                     $   42       $   35
                                                   ======       ======

Net Income per Share of Common Stock               $  .51       $  .43
                                                   ======       ======

Dividends Declared per Share of Common Stock       $  .32       $  .30
                                                   ======       ======
Weighted Average Number of Shares of
  Common Stock Outstanding (in thousands)          82,128       81,717
                                                   ======       ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)

                                             March 31    December 31
                                               1995          1994
                                            ----------   -----------
                                            (Unaudited)


Property, Plant and Equipment                  $5,986        $5,953
  Less accumulated depreciation and
    amortization                                2,727         2,673
                                               ------        ------
      Total property, plant and
        equipment-net                           3,259         3,280
                                               ------        ------
Current Assets:
  Cash and cash equivalents                       411           287
  Accounts receivable (less allowance
    for doubtful receivables of
    $16 million at March 31, 1995 and
    $13 million at December 31, 1994)             414           537
  Gas in storage                                    8            64
  Other inventories                                33            35
  Regulatory accounts receivable                  125           360
  Prepaid expenses                                 33            40
                                               ------        ------
      Total current assets                      1,024         1,323
                                               ------        ------

Other Investments                                  52            51

Other Receivables                                  31            30

Regulatory Assets                                 683           707

Other Assets                                       56            54
                                               ------        ------
      Total                                    $5,105        $5,445
                                               ======        ======





See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                            (Millions of Dollars)

                                               March 31   December 31
                                                 1995        1994
                                              ---------   -----------
                                             (Unaudited)
Capitalization:
  Shareholders' equity:
    Capital stock
      Remarketed preferred, Series A             $  108        $  108
      Preferred                                     110           110
      Common                                      1,093         1,092
                                                 ------        ------
        Total capital stock                       1,311         1,310
    Retained earnings, after elimination
      of accumulated deficit of
      $452 million against common stock
      at December 31, 1992 as part of
      quasi-reorganization                          188           172
    Less deferred compensation relating to
      Employee Stock Ownership Plan                 (54)          (54)
                                                 ------        ------
        Total shareholders' equity                1,445         1,428
  Preferred stocks of a subsidiary                  195           195
  Long-term debt                                  1,409         1,420
  Debt of Employee Stock Ownership Plan             126           130
                                                 ------        ------
        Total capitalization                      3,175         3,173
                                                 ------        ------
Current Liabilities:
  Short-term debt                                    84           278
  Accounts payable                                  347           469
  Accrued income taxes                               30            12
  Deferred income taxes                              32            34
  Other taxes payable                                60            53
  Long-term debt due within one year                 89           128
  Accrued interest                                   38            42
  Other                                             128           130
                                                 ------        ------
        Total current liabilities                   808         1,146
                                                 ------        ------
Long-Term Liabilities                               266           255
Customer Advances for Construction                   43            44
Postretirement Benefits Other than Pensions         242           245
Deferred Income Taxes                               161           157
Deferred Investment Tax Credits                      69            70
Other Deferred Credits                              341           355
                                                 ------        ------
        Total                                    $5,105        $5,445
                                                 ======        ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                         Three Months Ended
                                                              March 31
                                                        -------------------
                                                         1995          1994
                                                        -----         -----
                                                            (Unaudited)

Cash Flows from Operating Activities:
  Net income                                            $  45         $  38
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                        60            61
      Deferred income taxes                                 9            61
      Other                                                (6)           (7)
      Net change in other working capital
        components                                        317            17
                                                        -----         -----
          Net cash provided by operating activities       425           170
                                                        -----         -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                             (40)          (40)
  (Increase) decrease in other receivables,
    regulatory assets and other assets                     15           (21)
                                                        -----         -----
            Net cash used in investing activities         (25)          (61)
                                                        -----         -----
Cash Flows from Financing Activities:
  Sale of common stock                                      1             4
  Decrease in long-term debt                              (54)           (4)
  Decrease in short-term debt                            (194)          (89)
  Common dividends paid                                   (26)          (25)
  Preferred dividends paid                                 (3)           (3)
                                                        -----         -----
       Net cash used in financing activities             (276)         (117)
                                                        -----         -----
Increase (Decrease) in Cash and Cash Equivalents          124            (8)
Cash and Cash Equivalents, January 1                      287           152
                                                        -----         -----
Cash and Cash Equivalents, March 31                     $ 411         $ 144
                                                        =====         =====

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid during the period for:
        Interest (net of amount capitalized)            $  33         $  27
        Income taxes                                    $  56


See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Form 10-K for the year ended December 31, 1994 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Southern California Gas Company (Utility) defers revenues related to costs which it expects to incur later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1995 financial statement presentation.


2. CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, Pacific Enterprises (Company) completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's retailing operations and substantially all of its oil and gas exploration and production business. In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of March 31, 1995, the provisions previously established for these matters are adequate.

ENVIRONMENTAL OBLIGATIONS. The Company has identified and reported to California environmental authorities 42 former manufactured gas plant sites for which it (together with other utilities as to 21 of these sites) may have environmental obligations under environmental laws. As of March 31, 1995, eight of these sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 39 of the gas plant sites, including those sites at which the remediations described above have been completed. In addition, the Company has been named as a

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


potentially responsible party of one landfill site and three industrial waste disposal sites.

On May 4, 1994, the CPUC approved a collaborative settlement between the Company and other California energy utilities and the Division of Ratepayer Advocates that provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At March 31, 1995, the Company's estimated remaining investigation and remediation liability was approximately $65 million which it is authorized to recover through the mechanism discussed above. The estimated liability is subject to future adjustment pending further investigation. The Company believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Pacific Enterprises (Company) is a holding company whose primary subsidiary is Southern California Gas Company (SoCalGas), a public utility engaged in natural gas distribution, transmission and storage in a 23,000 square mile service area in southern California and parts of central California. SoCalGas markets are separated into core customers and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 200,000 smaller commercial and industrial customers). The noncore market consists of approximately 1,200 customers which primarily include utility electric generation, wholesale and large commercial and industrial customers. Many noncore customers are sensitive to the price relationship between natural gas and alternate fuels and are capable of readily switching from one fuel to another, subject to air quality regulations. SoCalGas is regulated by the California Public Utilities Commission (CPUC). It is the responsibility of the CPUC to determine that utilities operate in the best interest of the ratepayers with the opportunity to earn a reasonable return on investment. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K.

CONSOLIDATED

Net income for the three months ended March 31, 1995 was $45 million, or $.51 per common share, compared to $38 million, or $.43 per common share, in 1994. The weighted average number of shares of common stock outstanding in the first quarter of 1995 increased one percent from the first quarter of 1994 to
82.1 million shares.



SOCALGAS AND RELATED OPERATIONS

Net income includes income of SoCalGas for the first quarter of 1995 of $48 million, compared to $42 million for the same period in 1994. SoCalGas earnings increased primarily due to the increase in the authorized rate of return on common equity from 11.0 percent in 1994 to 12.0 percent in 1995 and lower operating expenses and capital expenditures in 1995 from the amounts authorized in the most recent general rate case decision as adjusted for 1995 attrition allowances.

SoCalGas' operating revenues and cost of gas distributed for the three months ended March 31, 1995 decreased $84 million and $122 million, respectively, compared to the same period in 1994. The decreases reflect lower volumes of gas sold to core customers in 1995 and a decrease in the average unit cost of gas. Core volumes decreased as a result of warmer weather in 1995. The average unit cost of gas declined as a result of lower market prices. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.


RECENT CPUC REGULATORY ACTIVITY.

General rate applications are filed every three years. In a general rate case, the CPUC establishes a margin, which is the amount of revenue authorized to be collected from customers to recover authorized operating expenses (other than the cost of gas), depreciation, interest, taxes and return on rate base. Rate adjustments from SoCalGas' next general rate case proceeding would normally be scheduled to go into effect in 1997, however, SoCalGas filed a petition for modification with the CPUC in 1994 to delay the proceeding and is exploring a new approach for setting rates to its customers. Known as "Performance Based Ratemaking"(PBR), this new method would link financial performance with productivity improvements and generally would allow for rates to increase by the rate of inflation, less an agreed-upon percentage for productivity improvements. On April 26, 1995, the CPUC approved SoCalGas' petition for modification subject to certain conditions including a PBR application being filed with the CPUC no later than June 30, 1995. If approved by the CPUC, PBR would be implemented in 1997 at the earliest.

On March 16, 1994, the CPUC approved a new process for evaluating SoCalGas' gas purchases, substantially replacing the previous process of reasonableness reviews. The new Gas Cost Incentive Mechanism (GCIM) is a three-year pilot program that began on April 1, 1994. The GCIM essentially compares SoCalGas' cost of gas with a benchmark level, which is the average market price of 30-day firm spot supplies delivered to the SoCalGas service areas.

All savings from gas purchased below the benchmark are shared equally between ratepayers and shareholders. SoCalGas can recover all costs in excess of the benchmark that are within a tolerance band. If SoCalGas' cost of gas exceeds the tolerance band, then the excess costs are shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provides a 4.5 percent tolerance band above the benchmark. For the second and third years of the program, the tolerance band decreases to 4 percent. For the first full year ended March 31, 1995, SoCalGas' gas costs, including gains and losses from gas futures contracts discussed below, were within the tolerance band.

SoCalGas enters into gas futures contracts in the open market on a limited basis to help reduce gas costs within the GCIM tolerance band. SoCalGas' policy is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.


FACTORS INFLUENCING FUTURE PERFORMANCE. Under current ratemaking policies, future SoCalGas earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in rate base, noncore market pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

The impact of any future regulatory restructuring, such as Performance Based Ratemaking, increased competitiveness in the industry, including the continuing threat of customers bypassing SoCalGas' systems, and obtaining service directly from interstate pipelines, and electric industry restructuring could also affect SoCalGas' future performance. The Company's ability to report as earnings the results from revenues in excess of SoCalGas' authorized return from noncore customers due to volume increases has been eliminated for the five years that began on August 1, 1994 as a consequence of the restructuring of the high-cost gas contracts that was approved by the CPUC last July (the Comprehensive Settlement). This is because certain forecasted levels of gas deliveries in excess of the 1991 throughput levels used to establish noncore rates were contemplated in estimating the costs of the Comprehensive Settlement in prior years.

SoCalGas' earnings for 1995 will be affected by the increase in the authorized rate of return on common equity, reflecting the overall increase in cost of capital. For 1995, SoCalGas is authorized to earn a rate of return on rate base of 9.67 percent and a rate of return on common equity of

12.00 percent compared to 9.22 percent and 11.00 percent, respectively, in 1994. A change in return on equity of 1 percent (100 basis points) impacts earnings approximately $.17 per share. Rate base is expected to remain at the same level as 1994.

The Company's earnings for the third and fourth quarters of 1995 and all of 1996 will be favorably impacted by the completion of a realignment of the Company into five business units in July 1995. The annualized dollar savings from the realignment are expected to amount to approximately $59 million pre-tax. Certain amounts of the savings represent a reduction in capital expenditures and additional amounts of the savings will need to be returned to the SoCalGas ratepayers in accordance with provisions of SoCalGas' 1994 general rate case decision. A significant amount of the after-tax savings will not be realized until 1996, the first full year following the realignment. The anticipated savings are partially offset by the 2 percent and 3 percent productivity adjustments for 1995 and 1996, respectively, authorized by the CPUC, under the terms of the 1994 Comprehensive Settlement.

Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems representing over $175 million and $55 million, respectively, of reservation charges annually, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current FERC regulation could permit the cost of unsubscribed capacity to be allocated to remaining firm service customers, including SoCalGas. Under existing regulation in California, SoCalGas would have the opportunity to include its portion of any such reallocated costs in its rates. If competitive conditions did not support higher rates resulting from these reallocated costs, then SoCalGas would be at risk for lost revenues in the noncore market.

SoCalGas, as a part of a coalition of customers who hold 90 percent of the firm transportation capacity rights on the El Paso and Transwestern systems, has offered a proposal for negotiated rates with balanced incentives to El Paso and Transwestern to resolve the issue of unsubscribed capacity. In March 1995, a Principles of Agreement consistent with the coalition's proposal was finalized with Transwestern. The agreement is subject to the signatories (which includes SoCalGas) and Transwestern finalizing a definitive settlement to be submitted to the FERC during the second quarter of 1995, with approval expected by the end of 1995. A similar proposal was offered to and rejected by El Paso. The Coalition (including SoCalGas) is currently evaluating other alternatives available to it for resolving the issue of unsubscribed capacity with El Paso.

SoCalGas' operations and those of its customers are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion. Historically, environmental laws favorably impacted the use of natural gas in SoCalGas' service territory, particularly by utility electric generation and large
industrial  customers.   However,  increasingly  complex  administrative
requirements may discourage natural gas use by commercial and industrial customers. Environmental laws also require clean up of facilities no longer in use. Because of current and expected rate recovery, SoCalGas believes that compliance with these laws will not have a significant impact on its financial statements. For further discussion of regulatory and environmental matters, see Note 2 of Notes to Condensed Consolidated Financial Statements.


PARENT COMPANY

Parent company expenses after taxes were $2 million for the first quarter of both 1995 and 1994.


CAPITAL EXPENDITURES

Capital expenditures were $40 million for the first three months of 1995  and
1994.   Capital expenditures are estimated to be $260 million  in  1995,  and will be financed primarily by internally generated funds.


LIQUIDITY AND DIVIDENDS

Cash and cash equivalents at March 31, 1995 was $411 million which includes $221 million at the parent. Parent cash is available for investment in new energy-related projects, retirement of remarketed preferred stock and debt and other corporate purposes during the next few years. Regulatory accounts receivable decreased $235 million, reflecting the recovery through increased operating revenues above amounts authorized in current rates of prior undercollections under the regulatory account procedures. As a result, the cash flows generated were available for additional cash requirements, which were primarily utilized for the repayment of short-term debt of approximately $194 million. The decrease in gas in storage inventories of $56 million was primarily due to the seasonal withdrawals required to meet SoCalGas' winter demand.

In April 1995, the Company increased the regular quarterly dividend from 32 cents to 34 cents per share. The increased dividend is payable on May 15, 1995 to holders of common stock of record at the close of business on April 20, 1995.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC ENTERPRISES
(Registrant)
- -------------------


Lloyd A. Levitin
- ----------------
Lloyd A. Levitin
Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer
and duly authorized signatory)

Date:  May 12, 1995
     -------------------