Form 10-Q
period 1995-06-30
PACIFIC ENTERPRISES INC
filed 1995-08-10
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1995
                              -------------------------------------

Commission file number                      1-40
                      ---------------------------------------------

                          Pacific Enterprises
      ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        California                                  94-0743670
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

555 West Fifth Street, Suite 2900, Los Angeles, California 90013-1011
----------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

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

The number of shares of common stock outstanding on July 28, 1995 was 84,670,572.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                          (Dollars are in Millions
                          except per share amounts)


                                        Three Months Ended  Six Months Ended
                                             June 30            June 30
                                        ------------------  ----------------
                                           1995    1994      1995    1994
                                          ------  ------    ------  ------
                                                     (Unaudited)

Revenues and Other Income:
 Operating revenues                         $599    $651    $1,217   1,356
 Other                                        10       5        18      11
                                            ----    ----    ------  ------
     Total                                   609     656     1,235   1,367
                                            ----    ----    ------  ------
Expenses:
 Cost of gas distributed                     166     228       384     560
 Operating expenses                          251     232       456     418
 Depreciation and amortization                61      62       121     123
 Franchise payments and other taxes           21      28        52      60
 Preferred dividends of a subsidiary           3       3         6       5
                                            ----    ----    ------  ------
     Total                                   502     553     1,019   1,166
                                            ----    ----    ------  ------
Income from Operations
 Before Interest and Taxes                   107     103       216     201
Interest                                      28      29        57      60
                                            ----    ----    ------  ------
Income from Operations
 Before Income Taxes                          79      74       159     141
Income Taxes                                  34      32        69      61
                                            ----    ----    ------  ------
Net Income                                    45      42        90      80
Dividends on Preferred Stock                   3       3         6       6
                                            ----    ----    ------  ------
Net Income Applicable to
 Common Stock                               $ 42    $ 39    $   84  $   74
                                            ====    ====    ======  ======

Net Income per Share of Common Stock        $.51    $.47     $1.03    $.90
                                            ====    ====     =====    ====

Dividends Declared per Share of
 Common Stock                               $.68    $.64     $1.00    $.94
                                            ====    ====     =====    ====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)           82,230  81,937    82,179  81,843
                                          ======  ======    ======  ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)

                                           June 30    December 31
                                            1995         1994
                                          ---------   -----------
                                         (Unaudited)


Property, Plant and Equipment               $6,023       $5,953
  Less Accumulated Depreciation and
    Amortization                             2,766        2,673
                                            ------       ------
      Total property, plant and
        equipment-net                        3,257        3,280
                                            ------       ------
Current Assets:
  Cash and cash equivalents                    412          287
  Accounts receivable (less allowance
    for doubtful receivables of
    $16 million at June 30, 1995 and
    $13 million at December 31, 1994)          374          537
  Deferred income taxes                          1
  Gas in storage                                21           64
  Other inventories                             28           35
  Regulatory accounts receivable               101          360
  Prepaid expenses                               9           40
                                            ------       ------
      Total current assets                     946        1,323
                                            ------       ------

Other Investments                               55           51

Other Receivables                               18           30

Regulatory Assets                              665          707

Other Assets                                    62           54
                                            ------       ------
      Total                                 $5,003       $5,445
                                            ======       ======



See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                            (Millions of Dollars)

                                            June 30       December 31
                                              1995           1994
                                            --------      -----------
                                          (Unaudited)
Capitalization:
  Shareholders' equity:
    Capital stock
      Remarketed preferred                   $  108         $  108
      Preferred                                  80            110
      Common                                  1,096          1,092
                                             ------         ------
        Total capital stock                   1,284          1,310
    Retained earnings, after elimination
      of accumulated deficit of
      $452 million against common stock
      at December 31, 1992 as part of
      quasi-reorganization                      173            172
    Deferred compensation relating to
      Employee Stock Ownership Plan             (54)           (54)
                                             ------         ------
Total shareholders' equity                    1,403          1,428
  Preferred stocks of a subsidiary              195            195
  Long-term debt                              1,314          1,420
  Debt of Employee Stock Ownership Plan         126            130
                                             ------         ------

        Total capitalization                  3,038          3,173
                                             ------         ------
Current Liabilities:
  Short-term debt                                84            278
  Accounts payable                              407            469
  Accrued income taxes                                          12
  Deferred income taxes                                         34
  Other taxes payable                            20             53
  Long-term debt due within one year            133            128
  Accrued interest                               36             42
  Other                                         156            130
                                             ------         ------
        Total current liabilities               836          1,146
                                             ------         ------
Long-Term Liabilities                           260            255
Customer Advances for Construction               44             44
Postretirement Benefits Other than Pensions     239            245
Deferred Income Taxes                           160            157
Deferred Investment Tax Credits                  68             70
Other Deferred Credits                          358            355
                                             ------         ------
        Total                                $5,003         $5,445
                                             ======         ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                     Six Months Ended
                                                           June 30
                                                    -------------------
                                                     1995         1994
                                                    ------       ------
                                                        (Unaudited)

Cash Flows from Operating Activities:
  Net Income                                         $  90       $  80
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                    121         123
      Deferred income taxes                             14          40
      Other                                              2          (5)
      Net change in other working capital
        components                                     348          18
                                                     -----       -----
          Total from continuing operations             575         256


Changes in operating assets and
    liabilities of discontinued
    operations                                                      65
                                                     -----       -----
Net cash provided by operating
    activities                                         575         321
                                                     -----       -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                          (99)       (100)
  Increase in other investments                         (4)         (1)
 (Increase) decrease in other receivables,
    regulatory assets and other assets                  38         (20)
                                                     -----       -----
            Net cash used in investing
              activities                               (65)       (121)
                                                     -----       -----

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                               Six Months Ended
                                                    June 30
                                             -------------------
                                              1995         1994
                                             ------       ------
                                                 (Unaudited)



Cash Flows from Financing Activities:
  Sale of common stock                            4           4
  Redemption of preferred stock                 (30)        (20)
  Decrease in long-term debt                   (105)         (5)
  Decrease in short-term debt                  (194)        (87)
  Common dividends paid                         (54)        (51)
  Preferred dividends paid                       (6)         (6)
                                              -----       -----
            Net cash used in
               financing activities            (385)       (165)
                                              -----       -----
Increase in cash and cash equivalents           125          35
Cash and cash equivalents, January 1            287         152
                                              -----       -----
Cash and cash equivalents, June 30            $ 412       $ 187
                                              =====       =====

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid during the period for:
        Interest (net of amount capitalized)    $63         $61
        Income taxes                           $110         $20










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

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Southern California Gas Company (SoCalGas) defers revenues related to costs which it expects to incur later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1995 financial statement presentation.


2. CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, Pacific Enterprises (Company) completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's retailing operations and substantially all of its oil and gas exploration and production business. In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of June 30, 1995, the provisions previously established for these matters are adequate.

ENVIRONMENTAL OBLIGATIONS. The Company has identified and reported to California environmental authorities 42 former manufactured gas plant sites for which it (together with other utilities as to 21 of these sites) may have environmental obligations under environmental laws. As of June 30, 1995, eight of these sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 38 of the gas plant sites, including those sites at which the remediations described above have been completed. In addition, the Company has been named as a potentially responsible party of one landfill site and three industrial waste disposal sites.

On May 4, 1994, the CPUC approved a collaborative settlement between the Company and other California energy utilities and the Division of Ratepayer

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Advocates that provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At June 30, 1995, the Company's estimated remaining investigation and remediation liability was approximately $65 million which it is authorized to recover through the mechanism discussed above. The estimated liability is subject to future adjustment pending further investigation. The Company believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Pacific Enterprises is a holding company whose primary subsidiary is Southern California Gas Company, a public utility engaged in natural gas distribution, transmission and storage in a 23,000-square-mile service area in southern California and parts of central California. SoCalGas markets are separated into core customers and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 200,000 smaller commercial and industrial customers). The noncore market consists of approximately 1,200 customers which primarily include utility electric generation, wholesale and large commercial and industrial customers. Many noncore customers are sensitive to the price relationship between natural gas and alternate fuels and are capable of readily switching from one fuel to another, subject to air quality regulations. SoCalGas is regulated by the California Public Utilities Commission (CPUC). It is the responsibility of the CPUC to determine that utilities operate in the best interest of the ratepayers with the opportunity to earn a reasonable return on investment. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K.


CONSOLIDATED

Net income for the quarter ended June 30, 1995 was $45 million, or $.51 per common share, compared to $42 million, or $.47 per common share, in 1994. Net income for the six months ended June 30, 1995 was $90 million, or $1.03 per common share, compared to $80 million, or $.90 per common share in 1994. The weighted average number of shares of common stock outstanding in the second quarter of 1995 remained relatively unchanged at 82.2 million shares from the second quarter of 1994.

Affecting second quarter results was the establishment of a reserve, pending a final agreement and regulatory approval, resolving power sales contract issues at Pacific Energy, the Company's alternate energy subsidiary. These issues relate to contracts which became effective in 1986, and after giving effect to previously established reserves, result in an income charge after tax of $4 million for the second quarter.


SOCALGAS AND RELATED OPERATIONS

Net income includes income of SoCalGas for the second quarter of 1995 of $50 million, compared to $43 million for the same period in 1994. SoCalGas' earnings increased primarily due to the increase in the authorized rate of return on common equity from 11.0 percent in 1994 to 12.0 percent in 1995 and lower operating expenses and capital expenditures in 1995 from the amounts authorized in the most recent general rate case decision as adjusted for 1995 attrition allowances.

Net income includes income of SoCalGas for the six months ended June 30, 1995 and 1994 of $98 million and $85 million, respectively. SoCalGas' earnings increased primarily due to the increase in the authorized rate of return on common equity from 11.0 percent in 1994 to 12.0 percent in 1995 and lower operating expenses and capital expenditures in 1995 from the amounts authorized in the most recent general rate case decision as adjusted for the 1995 attrition allowances.

SoCalGas' operating revenues and cost of gas distributed for the three months ended June 30, 1995 decreased $51 million and $69 million, respectively, and by $135 million and $191 million, respectively, for the six months ended, when compared to the same periods in 1994. This primarily reflects a decrease in the average unit cost of gas. The average unit cost of gas declined as a result of lower market prices. Under the current regulatory framework, changes in revenue resulting from changes in volumes delivered to the core market and cost of gas do not affect net income.


RECENT CPUC REGULATORY ACTIVITY

On June 1, 1995, SoCalGas filed a "Performance Based Ratemaking" (PBR) application with the CPUC which would replace the general ratecase. This new method would link financial performance with productivity improvements and generally would allow for rates to increase by the rate of inflation, less an agreed-upon percentage for productivity improvements. However, under PBR, SoCalGas would be at risk for changes in interest rates and cost of capital, changes in core volumes not related to weather, and achieving the productivity improvements. If approved by the CPUC, PBR would be implemented in 1997 at the earliest.

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

All savings from gas purchased below the benchmark are shared equally between ratepayers and shareholders. SoCalGas can recover all costs in excess of the benchmark that are within a tolerance band. If SoCalGas' cost of gas exceeds the tolerance band, then the excess costs are shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provided a 4.5 percent tolerance band above the benchmark. For the second and third years of the program, the tolerance band is 4 percent. Since the inception of the program through June 30, 1995, SoCalGas' gas costs, including gains and losses from gas futures contracts discussed below, were within the tolerance band.

SoCalGas enters into gas futures contracts in the open market on a limited basis to help reduce gas costs within the GCIM tolerance band. SoCalGas' policy is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.

On July 5, 1995, an administrative law judge (ALJ) issued a proposed decision authorizing SoCalGas $33 million in ratepayer funding, compared to a request of $70 million, over six years, to fund natural gas vehicle (NGV) activities. The proposed funding would cover the costs of maintaining existing fueling stations, increasing the overall number of natural gas vehicles, continued research and development and conducting educational activities. The decision is subject to CPUC approval and may be approved as is, rejected or modified.

The proposal would also require that all refueling stations on customer sites be sold or removed from ratebase within six years of the ALJ's proposed decision. Any depreciation previously recovered in rates would be refunded to the ratepayer along with 50% of any gains resulting from the sale of the stations. If this proposed decision is accepted by the CPUC, SoCalGas may be required to reduce the carrying value of its $20 million investment in these stations. SoCalGas does not believe this recommendation will be accepted and believes that the CPUC will adopt a policy permitting full recovery of the cost of this investment.


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

On May 9, 1995, SoCalGas filed a request with the CPUC for the 1996 cost of capital. SoCalGas requested an authorized return on common equity of 12.50 percent and a 9.90 percent return on rate base. A decision is expected in late 1995.

The Company's earnings for the third and fourth quarters of 1995 and all of 1996 will be favorably impacted by the completion of a realignment of the Company into five business units effective July 1995. The annualized dollar savings from the realignment are expected to amount to approximately $59 million. Certain amounts of the savings represent a reduction in capital expenditures and additional amounts of the savings will need to be returned to the SoCalGas ratepayers in accordance with provisions of SoCalGas' 1994 general rate case decision. A significant amount of the savings will not be realized until 1996, the first full year following the realignment. Improvements in earnings will be partially offset by the 2 percent and 3 percent productivity adjustments for 1995 and 1996, respectively, authorized by the CPUC, under the terms of the 1994 Comprehensive Settlement.

Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems representing over $175 million and $55 million, respectively, of annual reservation charges, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current FERC regulation could permit the cost of unsubscribed capacity to be allocated to remaining firm service customers, including SoCalGas. Under existing regulation in California, SoCalGas would have the opportunity to include its portion of any such reallocated costs in its rates. If competitive conditions did not support higher rates resulting from these reallocated costs, then SoCalGas would be at risk for lost revenues in the noncore market.

SoCalGas, as a part of a coalition of customers who hold 90 percent of the firm transportation capacity rights on the El Paso and Transwestern systems, has offered a proposal for negotiated rates with balanced incentives to El Paso and Transwestern to resolve the issue of unsubscribed capacity. In March 1995, a Principles of Agreement consistent with the coalition's proposal was finalized with Transwestern. A definitive settlement was submitted to the FERC on May 2, 1995 and approval was granted on July 26. A similar proposal was offered to and rejected by El Paso. El Paso has subsequently filed for a $74 million annual rate increase with the FERC. The rate increase proposes to reallocate to its remaining firm customers the costs related to pipeline capacity soon to be relinquished by certain of its customers. On July 12, SoCalGas and a coalition of El Paso's customers filed a protest with the FERC in opposition to El Paso's request. El Paso and its customers including SoCalGas are scheduled to meet in mid-August.

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


PARENT COMPANY

Parent company expenses after taxes were $2 million for the three months ended June 30, 1995 and 1994, and $4 million for the six months ended June 30, 1995 and 1994.


CAPITAL EXPENDITURES

Capital expenditures were $99 million and $100 million for the first six months of 1995 and 1994, respectively. Capital expenditures are estimated to be $250 million in 1995, and will be financed primarily by internally generated funds.


LIQUIDITY AND DIVIDENDS

Cash and cash equivalents at June 30, 1995 were $412 million which includes $257 million at the parent. Parent cash is available for investment in new energy-related projects, retirement of preferred stock and debt and other corporate purposes during the next few years. Regulatory accounts receivable decreased $259 million, reflecting the recovery through rates of amounts undercollected in prior years. As a result, the cash flows generated were available for additional cash requirements, which were primarily utilized for the repayment of debt and a preferred stock redemption of $30 million.

On  June  19,  1995,  the  Company redeemed $30  million  of  $7.64  Dividend
Preferred  Stock.   The  Company  has no  further  plans  for  redemption  of
preferred stock in 1995.

In April 1995, the Company increased its regular quarterly dividend from 32 cents to 34 cents per share. The dividend was paid on May 15 to shareholders of common stock of record on April 14.

In June 1995, the Company declared a regular quarterly dividend of 34 cents per share, payable on August 4, 1995 to shareholders of common stock of record at the close of business on July 20, 1995.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1995 were as follows:

     Item 5 - Other Events - May 16, 1995

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC ENTERPRISES
-------------------
   (Registrant)

Ralph Todaro
-----------------------------
Ralph Todaro
Vice President and Controller
Interim Chief Financial Officer
(Interim Chief Financial Officer
and duly authorized signatory)


Date:  August 10, 1995