Form 10-Q
period 1995-09-30
PACIFIC ENTERPRISES INC
filed 1995-11-14
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995
                              -------------------------------------

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

The number of shares of common stock outstanding on October 27, 1995 was 84,687,702.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                          (Dollars are in Millions
                          except per share amounts)


                                        Three Months Ended  Nine Months Ended
                                           September 30        September 30
                                        ------------------  -----------------
                                           1995    1994      1995     1994
                                          -----   -----     -----    -----
                                                     (Unaudited)

Revenues and Other Income:
 Operating revenues                         $528   $591     $1,745  $1,947
 Other                                         8     12         26      23
                                            ----   ----     ------  ------
     Total                                   536    603      1,771   1,970
                                            ----   ----     ------  ------
Expenses:
 Cost of gas distributed                     147    163        531     723
 Operating expenses                          188    253        644     671
 Depreciation and amortization                60     55        181     178
 Franchise payments and other taxes           23     22         75      82
 Preferred dividends of a subsidiary           3      3          9       8
                                            ----   ----     ------  ------
     Total                                   421    496      1,440   1,662
                                            ----   ----     ------  ------
Income from Operations
 Before Interest and Taxes                   115    107        331     308
Interest                                      27     31         84      91
                                            ----   ----     ------  ------
Income from Operations
 Before Income Taxes                          88     76        247     217
Income Taxes                                  41     34        110      95
                                            ----   ----     ------  ------
Net Income                                    47     42        137     122
Dividends on Preferred Stock                   2      4          8      10
                                            ----   ----     ------  ------
Net Income Applicable to
 Common Stock                               $ 45   $ 38     $  129  $  112
                                            ====   ====     ======  ======

Net Income per Share of Common Stock        $.55   $.47      $1.57   $1.37
                                            ====   ====      =====   =====

Dividends Declared per Share of
 Common Stock                               $      $         $1.00    $.94
                                            ====   ====      =====    ====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)           82,320 81,978     82,227  81,887
                                          ====== ======     ======  ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)

                                        September 30  December 31
                                            1995         1994
                                        -----------   -----------
                                         (Unaudited)


Property, Plant and Equipment               $6,073       $5,953
  Less Accumulated Depreciation and
    Amortization                             2,823        2,673
                                            ------       ------
      Total property, plant and
        equipment-net                        3,250        3,280
                                            ------       ------
Current Assets:
  Cash and cash equivalents                    368          287
  Accounts receivable (less allowance
    for doubtful receivables of
    $14 million at September 30,1995 and
    $13 million at December 31, 1994)          344          537
  Deferred income taxes                         44
  Gas in storage                                66           64
  Other inventories                             28           35
  Regulatory accounts receivable               159          360
  Prepaid expenses                              26           40
                                            ------       ------
      Total current assets                   1,035        1,323
                                            ------       ------

Other Investments                               55           51

Other Receivables                               17           30

Regulatory Assets                              668          707

Other Assets                                    68           54
                                            ------       ------
      Total                                 $5,093       $5,445
                                            ======       ======



See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                            (Millions of Dollars)

                                          September 30    December 31
                                              1995           1994
                                          ----------      -----------
                                          (Unaudited)
Capitalization:
  Shareholders' equity:
    Capital stock
      Remarketed preferred                   $  108         $  108
      Preferred                                  80            110
      Common                                  1,096          1,092
                                             ------         ------
        Total capital stock                   1,284          1,310
    Retained earnings, after elimination
      of accumulated deficit of
      $452 million against common stock
      at December 31, 1992 as part of
      quasi-reorganization                      218            172
    Deferred compensation relating to
      Employee Stock Ownership Plan             (53)           (54)
                                             ------         ------
Total shareholders' equity                    1,449          1,428
  Preferred stocks of a subsidiary              195            195
  Long-term debt                              1,279          1,420
  Debt of Employee Stock Ownership Plan         130            130
                                             ------         ------

        Total capitalization                  3,053          3,173
                                             ------         ------
Current Liabilities:
  Short-term debt                                84            278
  Accounts payable                              472            469
  Accrued income taxes                           56             12
  Deferred income taxes                                         34
  Other taxes payable                            33             53
  Long-term debt due within one year            106            128
  Accrued interest                               44             42
  Other                                         118            130
                                             ------         ------
        Total current liabilities               913          1,146
                                             ------         ------
Long-Term Liabilities                           246            255
Customer Advances for Construction               44             44
Postretirement Benefits Other than Pensions     237            245
Deferred Income Taxes                           186            157
Deferred Investment Tax Credits                  68             70
Other Deferred Credits                          346            355
                                             ------         ------
        Total                                $5,093         $5,445
                                             ======         ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                    Nine Months Ended
                                                       September 30
                                                    -------------------
                                                     1995         1994
                                                    ------       ------
                                                        (Unaudited)

Cash Flows from Operating Activities:
  Net Income                                        $ 137        $ 122
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                   181          178
      Deferred income taxes                            27          (19)
      Other                                           (27)          22
      Net change in other working capital
        components                                    363          (79)
                                                    -----        -----
          Total from continuing operations            681          224


      Changes in operating assets and
        liabilities of discontinued
        operations                                                  65
                                                    -----        -----
            Net cash provided by operating
              activities                              681          289
                                                    -----        -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                        (150)        (149)
  Increase in other investments                        (4)          (1)
  Decrease in other receivables, regulatory
    assets and other assets                            29           16
                                                    -----        -----
            Net cash used in investing
              activities                             (125)        (134)
                                                    -----        -----

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)
                                                 Nine Months Ended
                                                    September 30
                                                -------------------
                                                 1995         1994
                                                ------       ------
                                                    (Unaudited)

Cash Flows from Financing Activities:
  Sale of common stock                              4             5
  Redemption of remarketed preferred stock                      (20)
  Redemption of preferred stock                   (30)
  Increase in long-term debt                                    325
  Decrease in long-term debt                     (164)           (7)
  Decrease in short-term debt                    (194)         (172)
  Common dividends paid                           (83)          (77)
  Preferred dividends paid                         (8)          (10)
                                                -----          ----
            Net cash provided by (used in)
               financing activities              (475)           44
                                                -----          ----
Increase in cash and cash equivalents              81           199
Cash and cash equivalents, January 1              287           152
                                                -----         -----
Cash and cash equivalents, September 30         $ 368         $ 351
                                                =====         =====

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid during the period for:
        Interest (net of amount capitalized)    $  82         $ 104
        Income taxes                            $ 137         $  58










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


2. CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, Pacific Enterprises (Company) completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's retailing operations and substantially all of its oil and gas exploration and production business. In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of September 30, 1995, the provisions previously established for these matters are adequate.

ENVIRONMENTAL OBLIGATIONS. The Company has identified and reported to California environmental authorities 42 former manufactured gas plant sites for which it (together with other utilities as to 21 of these sites) may have environmental obligations under environmental laws. As of September 30, 1995, eight of these sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 38 of the gas plant sites, including those sites at which the remediations described above have been completed. In addition, the Company has been named as a potentially responsible party of two landfill sites and four industrial waste disposal sites.

On May 4, 1994, the California Public Utilities Commission approved a collaborative settlement between the Company and other California energy utilities and the Division of Ratepayer Advocates that provides for rate recovery of 90 percent of environmental investigation and remediation costs

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


without  reasonableness  review.   In   addition,  the   utilities  have  the
opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At September 30, 1995, the Company's estimated remaining investigation and remediation liability was approximately $65 million which it is authorized to recover through the mechanism discussed above. The estimated liability is subject to future adjustment pending further investigation. The Company believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Pacific  Enterprises  is a holding company whose primary  subsidiary  is  the
Southern California Gas Company, a public utility engaged in natural gas distribution, transmission and storage in a 23,000-square-mile service area in southern California and parts of central California. SoCalGas markets are separated into core customers and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 200,000 smaller commercial and industrial customers). The noncore market consists of approximately 1,200 customers which primarily include utility electric generation, wholesale and large commercial and industrial customers. Many noncore customers are sensitive to the price relationship between natural gas and alternate fuels and are capable of readily switching from one fuel to another, subject to air quality regulations. SoCalGas is regulated by the California Public Utilities Commission (CPUC). It is the responsibility of the CPUC to determine that utilities operate in the best interest of the ratepayers with the opportunity to earn a reasonable return on investment. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K.


CONSOLIDATED

Net income for the quarter ended September 30, 1995 was $47 million, or $.55 per common share, compared to $42 million, or $.47 per common share, in 1994. Net income for the nine months ended September 30, 1995 was $137 million, or $1.57 per common share, compared to $122 million, or $1.37 per common share in 1994.

The weighted average number of shares of common stock outstanding in the third quarter of 1995 remained relatively unchanged at 82.3 million shares from the third quarter of 1994.


SOCALGAS AND RELATED OPERATIONS

Net income includes income of SoCalGas for the third quarter of 1995 of $48 million, compared to $43 million for the same period in 1994. SoCalGas'
earnings  for  the nine months ended September 30, 1995 and  1994  were  $146 million and $127 million, respectively. SoCalGas' earnings increased primarily due to the increase in the authorized rate of return on common equity from 11.0 percent in 1994 to 12.0 percent in 1995 and lower operating expenses and capital expenditures in 1995 from the amounts authorized in the most recent general rate case decision as adjusted for 1995 attrition allowances. Earnings achieved above the utility's authorized rate have been partially reflected throughout the first three quarters of the year rather than in the fourth quarter as was recorded in 1994. For this reason, it is not likely that the same level of earnings will be achieved in the fourth quarter of this year as was achieved in the fourth quarter of 1994.

SoCalGas' operating revenues and cost of gas distributed for the three months ended September 30, 1995 decreased $63 million and $7 million, respectively, and by $198 million and $199 million, respectively, for the nine months ended, when compared to the same periods in 1994. The decrease in operating revenues is primarily due to significant nonrecurring expenses in the third quarter 1994. Since these costs are recoverable in rates, they are also recorded as revenues resulting in unusually high revenues in 1994. In 1995, the average unit cost of gas declined as a result of lower market prices also reducing revenue from 1994 levels. Under the current regulatory framework, changes in revenue resulting from changes in volumes and cost of gas delivered to the core market do not affect net income.

Operating and maintenance expenses for the three and nine months ended September 30, 1995 decreased $67 million and $31 million, respectively, when compared to the same periods in 1994. The decreases primarily reflect savings from the SoCalGas' realignment into two business units effective July 1995 and nonrecurring expenses in 1994. Results for 1994 included expenses resulting from the January 1994 earthquake and expenses related to a discontinued capital project.


RECENT CPUC REGULATORY ACTIVITY

On June 1, 1995, SoCalGas filed a "Performance Based Regulation" (PBR) application with the CPUC which would replace the general ratecase. This new method would link financial performance with productivity improvements and generally would allow for rates to increase by the rate of inflation, less an agreed-upon percentage for productivity improvements. However, under PBR, SoCalGas would be at risk for changes in interest rates and cost of capital, changes in core volumes not related to weather, and achieving the productivity improvements. Implementation of PBR was anticipated on January 1, 1997 however, recent requests filed by the intervenors, if granted by the CPUC, could delay implementation beyond that date.

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

All savings from gas purchased below the benchmark are shared equally between ratepayers and shareholders. SoCalGas can recover all costs in excess of the benchmark that are within a tolerance band. If SoCalGas' cost of gas exceeds the tolerance band, then the excess costs are shared equally between ratepayers and shareholders. For the first year of the program, the GCIM provided a 4.5 percent tolerance band above the benchmark. For the second and third years of the program, the tolerance band is 4 percent. Since the inception of the program through September 30, 1995, SoCalGas' gas costs, including gains and losses from gas futures contracts discussed below, were within the tolerance band.

SoCalGas enters into gas futures contracts in the open market on a limited basis. SoCalGas' intention is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.

Three proposed decisions have been submitted for consideration by the CPUC, one by an Administrative Law Judge (ALJ), another by a CPUC Commissioner, and a third by two CPUC Commissioners regarding ratepayer funding for the natural gas vehicle (NGV) program. Two proposals authorized SoCalGas $33 million and the third proposal authorized $35 million over six years to cover the costs of maintaining existing fueling stations, increasing the overall number of natural gas vehicles, continuing research and conducting educational activities. The decision is subject to CPUC approval and it may accept, reject or modify any proposal.

All the proposals require that all refueling stations on customer property be sold or removed from ratebase within six years of the decision. Under the ALJ proposal, any depreciation previously recovered in rates, less 50% of any gain resulting from the sale of these stations would be the responsibility of SoCalGas. If this proposal is accepted by the CPUC, SoCalGas may have to reduce the carrying value of its $20 million investment in these stations.

The second proposal is the same as the ALJ proposal except that depreciation previously recovered in rates would not be the responsibility of SoCalGas. Under this proposal, a reduction in the investment carrying value of the stations would probably be unnecessary or be immaterial.

Under the proposed decision sponsored by two CPUC Commissioners, all refueling stations would be sold or removed from ratebase within six years. During this period, depreciation on those facilities would continue to be allowed in rates and SoCalGas would be responsible for 25% of any resulting losses on the sale or keep 25% of any resulting gains. Under this proposal, a reduction in the investment carrying value would probably be unnecessary or would be immaterial.

SoCalGas continues to believe that the Commission will adopt a policy permitting recovery of all or substantially all of NGV costs.

The CPUC approved a plan to reduce rates to core customers by $280 million reflecting the impact of lower gas prices. Of the total, $120 million will be returned to customers as a rate reduction implemented on September 16, 1995 and $160 million will be returned as a one time credit in November 1995.


FACTORS INFLUENCING FUTURE PERFORMANCE. Under current ratemaking policies, future SoCalGas earnings and cash flow will be determined primarily by the allowed rate of return on common equity, the growth in ratebase, noncore market pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

The impact of any future regulatory restructuring, such as Performance Based Regulation, increased competitiveness in the industry, including the continuing threat of customers bypassing SoCalGas' systems, and obtaining service directly from interstate pipelines, and electric industry restructuring could also affect SoCalGas' future performance. The Company's ability to report as earnings the results from revenues in excess of SoCalGas' authorized return from noncore customers due to volume increases has been eliminated for the five years that began on August 1, 1994 as a consequence of the restructuring of the high-cost gas contracts that was approved by the CPUC in July 1994 (the Comprehensive Settlement). This is because certain forecasted levels of gas deliveries in excess of the 1991 throughput levels used to establish noncore rates were contemplated in estimating the costs of the Comprehensive Settlement in prior years.

SoCalGas' earnings for 1995 will be affected by the increase in the authorized rate of return on common equity, reflecting the overall increase in cost of capital. For 1995, SoCalGas is authorized to earn a rate of return on ratebase of 9.67 percent and a rate of return on common equity of
12.00 percent compared to 9.22 percent and 11.00 percent, respectively, in 1994. A change in return on equity of 1 percent (100 basis points) impacts earnings approximately $.17 per share. Rate base is expected to remain at the same level as 1994.

On May 9, 1995, SoCalGas filed a request with the CPUC for the 1996 cost of capital. SoCalGas requested an authorized return on common equity of 12.50 percent and a 9.90 percent return on rate base. An administrative law judge has recommended that the CPUC adopt a settlement awarding a return on equity of 11.6% and a return on ratebase of 9.42%. The CPUC is expected to issue its final decision in November 1995.

The Company's earnings for the fourth quarter of 1995 and all of 1996 will continue to be favorably impacted by the completion of a realignment of the Company into five business units effective July 1995. The annualized dollar savings from the realignment are expected to amount to approximately $59 million. Certain amounts of the savings represent a reduction in capital expenditures and additional amounts of the savings will need to be returned to the SoCalGas ratepayers in accordance with provisions of SoCalGas' 1994 general rate case decision. A significant amount of the savings will not be realized until 1996, the first full year following the realignment. Improvements in earnings will be partially offset by the 2 percent and 3 percent productivity adjustments for 1995 and 1996, respectively, authorized by the CPUC, under the terms of the 1994 Comprehensive Settlement.

Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems representing over $175 million and $55 million, respectively, of annual reservation charges, may be relinquished within the next few years based on existing contract reduction options and contract expirations. Some of this capacity may not be resubscribed. Current Federal Regulatory Energy Commission (FERC) regulation could permit the cost of unsubscribed capacity to be allocated to remaining firm service customers, including SoCalGas. Under existing regulation in California, SoCalGas would have the opportunity to include its portion of any such reallocated costs in its rates. If competitive conditions did not support higher rates resulting from these reallocated costs, then SoCalGas would be at risk for lost revenues in the noncore market.

SoCalGas, as a part of a coalition of customers who hold 90 percent of the firm transportation capacity rights on the El Paso and Transwestern systems, has offered a proposal for negotiated rates with balanced incentives to El Paso and Transwestern to resolve the issue of unsubscribed capacity. In March 1995, a Principles of Agreement consistent with the coalition's proposal was finalized with Transwestern. A definitive settlement was submitted to the FERC on May 2, 1995 and approval was granted on July 26, 1995. A similar proposal was offered to and rejected by El Paso. El Paso has subsequently filed for a $74 million annual rate increase with the FERC. The rate increase proposes to reallocate to its remaining firm customers the costs related to pipeline capacity soon to be relinquished by certain of its customers. On July 12, 1995, SoCalGas and a coalition of El Paso's customers filed a protest with the FERC in opposition to El Paso's request. El Paso and its customers including SoCalGas are continuing negotiations.

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


PARENT COMPANY

Parent company expenses after taxes were $4 million and $2 million for the three months ended September 30, 1995 and 1994, respectively, and $8 million and $6 million for the nine months ended September 30, 1995 and 1994, respectively.

Pacific Enterprises International has formed a partnership with San Diego Gas & Electric Co. and Proxima, S.A. de C.V. to build and operate natural gas distribution networks in Mexico.

The partnership's first project, if awarded the franchise by the Mexican government, would be to distribute gas to the City of Mexicali in Baja California. This proposed distribution network would have the capacity to deliver 80 million cubic feet of gas per day. Once approved by the government, licensing will take approximately six months and actual construction of the pipeline and facilities another six months. This project could require the partnership to invest up to $12 million in Mexico and up to another $12 million for pipeline extensions north of the border.


CAPITAL EXPENDITURES

Capital expenditures were $150 million and $149 million for the first nine months of 1995 and 1994, respectively. Capital expenditures are estimated to be $250 million in 1995, and will be financed primarily by internally generated funds.


LIQUIDITY AND DIVIDENDS

Cash and cash equivalents at September 30, 1995 were $368 million which includes $307 million of non-utility cash. This cash is available for investment in new energy-related projects, retirement of preferred stock and debt and other corporate purposes during the next few years. Accounts receivable decreased $193 million from December 31, 1994, reflecting the seasonal fluctuations in the sale of gas. Regulatory accounts receivable decreased $201 million, reflecting the recovery through rates of amounts undercollected in prior years. As a result, the cash flows generated were available for additional cash requirements, which were primarily utilized for the repayment of debt and a preferred stock redemption of $30 million.

On  June  19,  1995,  the  Company redeemed $30  million  of  $7.64  Dividend
Preferred  Stock.   The  Company  has no  further  plans  for  redemption  of
preferred stock in 1995.

In October 1995, the Company declared a regular quarterly dividend of 34 cents per share, payable on November 15, 1995 to shareholders of common stock of record at the close of business on October 20, 1995.

On October 31, 1995, SoCalGas announced it would redeem all of the approximately $18.4 million aggregate principal amount of its 9 3/4% First Mortgage Bonds, Series X, due in 2020 at 106.95% of the principal amount of the bonds plus accrued interest. The redemption date will be December 1, 1995.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC ENTERPRISES
-------------------
   (Registrant)

/s/ Ralph Todaro
-----------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
 duly authorized signatory)


Date: November 13, 1995