Form 10-K405
period 1995-12-31
PACIFIC ENTERPRISES INC
filed 1996-03-21
CIK 75527

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]


                     For the fiscal year ended December 31, 1995
                             Commission file number 1-40


                                 PACIFIC ENTERPRISES
               --------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

         California                                   95-0743670
    -----------------------                 ---------------------------------
    (State of incorporation)                (IRS Employer Identification No.)

555 West Fifth Street, Suite 2900, Los Angeles, California        90013-1011
----------------------------------------------------------       ------------
      (Address of principal executive offices)                    (Zip Code)


                                    (213) 895-5000
                  -------------------------------------------------
                 (Registrant's telephone number, including area code)


             Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
    Title of each class                on which registered
    -------------------                -------------------

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

                  Yes  X                          No
                      ------                         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Registrant's voting stock (Common Stock and Voting Preferred Stock) held by non-affiliates at March 15, 1996, was approximately $2.3 billion. This amount excludes the market value of 97,891 shares of Common Stock held by Registrant's directors and executive officers.

Registrant's Common Stock outstanding at March 15, 1996, numbered 84,809,613 shares.



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

                                 Information Incorporated
                                 by Reference and Document
    Annual Report                in Which Information is or
    On Form 10-K                 will be Contained
    -------------                --------------------------------

    Part II Information contained under the captions Financial Review -- Management's Discussion and Analysis", "Quarterly Financial Data", "Range of Market
                                 Prices of Capital Stock" and "Selected
                                 Financial Data and Comparative
                                 Statistics 1985-1995", in Registrant's
                                 1995 Annual Report to Shareholders.

    Part III                     Information contained under  the
                                 captions "Election of  Directors", "Share
                                 Ownership of Directors and Executive
                                 Officers" and "Executive
                                 Compensation" in Registrant's Proxy
                                 Statement for its Annual Meeting of
                                 Shareholders scheduled to be held on
                                 May 9, 1996.

                                   TABLE OF CONTENTS

                                                                     Page
                                        PART I

Item 1.  Business......................................................5

         Pacific Enterprises...........................................5

         Southern California Gas Company...............................5

              Operating Statistics.....................................6

              Service Area.............................................7

              Utility Services.........................................8

              Demand for Gas...........................................8

              Competition..............................................9

              Supplies of Gas.........................................10

              Rates and Regulation....................................12

              Properties..............................................13

         Energy Management Services...................................13

         Pacific Enterprises International............................13

         Environmental Matters........................................14

         Employees....................................................14

         Management...................................................15

Item 2.  Properties...................................................16

Item 3.  Legal Proceedings............................................16

Item 4.  Submission of Matters to a Vote of Security Holders..........16

                                       PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters..............................17

Item 6.  Selected Financial Data......................................17

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................17

Item 8.  Financial Statements and Supplementary Data..................17

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................17

                                       PART III

Item 10. Directors and Executive Officers of the Registrant...........18

Item 11. Executive Compensation.......................................18

Item 12. Security Ownership of Certain Beneficial Owners
         and Management...............................................18

Item 13. Certain Relationships and Related Transactions...............18

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K......................................19

                                         PART I

                                   ITEM 1. BUSINESS

                                 PACIFIC ENTERPRISES

         Pacific Enterprises is a Los Angeles-based utility holding company engaged in supplying natural gas throughout most of southern and part of central California. These operations are conducted through Southern California Gas Company, the nation's largest natural gas distribution utility. Through other subsidiaries, Pacific Enterprises is also engaged in interstate and offshore natural gas transmission to serve its utility operations, in alternate energy development and centralized heating and cooling for large building complexes.

         In 1995, Pacific Enterprises completed a realignment into five business units which establishes a more flexible design to allow a more rapid response to competitive forces. Pacific Enterprises was incorporated in California in 1907 as the successor to a corporation organized in 1886. Its principal executive offices are located at 555 West Fifth Street, Los Angeles, California 90013-1011 and its telephone number is (213) 895-5000.

                           SOUTHERN CALIFORNIA GAS COMPANY

         Pacific Enterprises' principal subsidiary is Southern California Gas Company ("SoCalGas"), a public utility owning and operating a natural gas distribution, transmission and storage system that supplies natural gas in 535 cities and communities throughout most of southern California and part of central California. SoCalGas is the nation's largest natural gas distribution utility, providing gas service to approximately 17 million residential, commercial, industrial, utility electric generation and wholesale customers through approximately 4.7 million meters in a 23,000-square mile service area.

         SoCalGas is subject to regulation by the California Public Utilities Commission ("CPUC") which, among other things, establishes the rates SoCalGas may charge for gas service, including an authorized rate of return on investment. Under current ratemaking policies, SoCalGas' future earnings and cash flow will be determined primarily by the allowed rate of return on common equity, changes to authorized rate base, noncore market pricing and the variance in gas volumes delivered to these noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. The impact of any future regulatory restructuring (including the performance based regulation ("PBR") proposal (See "Rates and Regulation")), increased competitiveness in the industry (including the continuing threat of customers bypassing SoCalGas' system and obtaining service directly from interstate pipelines), and electric industry restructuring may also affect SoCalGas' future performance.

         For 1996, the CPUC has authorized SoCalGas to earn a rate of return on rate base of 9.42 percent and 11.6 percent rate of return on common equity compared to 9.67 percent and 12 percent, respectively, in 1995. Rate base declined 3.4 percent in 1995. In 1996, rate base is expected to decline slightly from the 1995 level. SoCalGas has achieved or exceeded its authorized return on rate base for the last thirteen consecutive years.

                                         OPERATING STATISTICS
                 The following table sets forth certain operating statistics of SoCalGas from 1991 through 1995.

                                                                YEAR ENDED DECEMBER 31
                                       --------------------------------------------------------------------
                                             1995           1994          1993          1992        1991
-----------------------------------------------------------------------------------------------------------
Gas Sales, Transportation & Exchange
   Revenues (thousands of dollars):
    Residential                        $1,553,491     $1,712,899    $1,652,562    $1,483,654  $1,673,837
    Commercial/Industrial                 751,409        798,180       853,579       836,672     977,065
    Utility Electric Generation           104,486        118,353       147,208       194,639     148,573
    Wholesale                              62,256         98,354       116,737       128,881     144,779
    Exchange                                  777            690         3,745         5,863       7,482
                                      -----------    -----------    ----------    ----------  ----------
    Total in rates                      2,472,419(1)   2,728,476(1)  2,773,831     2,649,709   2,951,736
    Regulatory balancing accounts
       and other                         (193,111)      (141,952)       37,243       190,216     (21,430)
                                      -----------    -----------    ----------    ----------  ----------
         Operating Revenue             $2,279,308     $2,586,524    $2,811,074    $2,839,925  $2,930,306
                                      -----------    -----------    ----------    ----------  ----------
                                      -----------    -----------    ----------    ----------  ----------

Volumes (millions of cubic feet):
    Residential                           239,417        256,400       247,507       243,920     249,522
    Commercial/Industrial                 351,649        347,419       339,706       363,124     460,368
    Utility Electric Generation           204,582        260,290       212,720       220,642     170,043
    Wholesale                             128,730        146,279       147,978       149,232     141,931
    Exchange                               12,735         10,002        16,969        23,888      25,604
                                      -----------     ----------    ----------    ----------   ---------
         Total                            937,113      1,020,390       964,880     1,000,806   1,047,468
                                      -----------     ----------    ----------    ----------  ----------
                                      -----------     ----------    ----------    ----------  ----------

    Core                                  324,758        341,469       338,795       334,630     351,432
    Noncore                               612,355        678,921       626,085       666,176     696,036
                                      -----------     ----------    ----------    ----------   ---------
         Total                            937,113      1,020,390       964,880     1,000,806   1,047,468
                                      -----------     ----------    ----------    ----------   ---------
                                      -----------     ----------    ----------    ----------   ---------

    Sales                                 337,952        362,624       352,052       355,177     411,414
    Transportation                        586,426        647,764       595,859       621,741     610,450
    Exchange                               12,735         10,002        16,969        23,888      25,604
                                      -----------     ----------    ----------    ----------   ---------
         Total                            937,113      1,020,390       964,880     1,000,806   1,047,468
                                      -----------   ------------  ------------    ----------   ---------

Revenues (per thousand cubic feet):
    Residential                             $6.49          $6.68         $6.68         $6.08       $6.71
    Commercial/Industrial                   $2.14          $2.30         $2.51         $2.30       $2.12
    Utility Electric Generation             $0.51          $0.45         $0.69         $0.88       $0.87
    Wholesale                               $0.48          $0.67         $0.79         $0.86       $1.02
    Exchange                                $0.06          $0.07         $0.22         $0.25       $0.29
Customers
    Active Meters (at end of period):
    Residential                         4,526,150      4,483,324     4,459,250     4,445,500   4,429,896
    Commercial                            184,470        187,518       187,602       189,364     193,051
    Industrial                             22,976         23,505        23,924        24,419      25,642
    Utility Electric Generation                 8              8             8             8           8
    Wholesale                                   3              3             3             2           2
                                      -----------    -----------   -----------     ---------   ---------
         Total                          4,733,607      4,694,358     4,670,787     4,659,293   4,648,599
                                      -----------    -----------   -----------     ---------   ---------
                                      -----------    -----------   -----------     ---------   ---------

Residential Meter Usage (annual average):
    Revenues (dollars)                       $345           $383          $371          $334        $380
    Volumes (thousands of cubic feet)        53.2           57.4          55.6          55.0        56.6
System Usage (millions of cubic feet):
    Average Daily Sendout                   2,579          2,795         2,611         2,717       2,881
    Peak Day Sendout                        4,120          4,350         4,578         4,547       4,356
    Sendout Capability (at end of period)   8,059          7,570         7,351         7,419       7,073
Degree Days (2):
    Number                                  1,215 (3)      1,459         1,203         1,258       1,409
    Average (20 Year)                       1,380          1,418         1,430         1,458       1,474
    Percent of Average                      88.0%         102.9%         84.1%         86.3%       95.6%

Population of Service Area
   estimated at year end)              17,260,000     17,070,000    15,600,000    15,600,000  15,600,000

(1) Beginning January 1, 1994, rates included the ratepayer's portion of the
Comprehensive Settlement (the amount included in rates     for 1995 and 1994
was $84 million and $119 million, respectively.) (2) The number of degree days for any period of time indicates whether the temperature is relatively
hot or cold.     A degree day is recorded for each degree the average
temperature for any day falls below 65 degrees Fahrenheit. (3) Estimated calendar degree days.

                                     SERVICE AREA

            SoCalGas distributes natural gas throughout a 23,000-square mile service territory with a population of approximately 17 million people. As indicated by the following map, its service territory includes most of southern California and part of central California.



              [MAP OF SOUTHERN CALIFORNIA GAS COMPANY SERVICE TERRITORY]







Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, San Diego Gas & Electric Company and Southwest Gas Corporation.

                                   UTILITY SERVICES

         SoCalGas' customers are separated, for regulatory purposes, into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers primarily include utility electric generation ("UEG"), wholesale and large commercial and industrial customers. Noncore customers are especially sensitive to the price relationship between natural gas and alternate fuels, and many are capable of readily switching from one fuel to another, subject to air quality regulations.

         SoCalGas offers two basic utility services, sale of gas and transportation of gas. There are two business units at SoCalGas, one focusing on core distribution customers and the other on large volume gas transportation customers. Residential customers and most other core customers purchase gas directly from SoCalGas. Noncore customers and large core customers have the option of purchasing gas either from SoCalGas or from other sources (such as brokers or producers) for delivery through SoCalGas' transmission and distribution system. Smaller customers are permitted to aggregate their gas requirements and also to purchase gas directly from brokers or producers, up to a limit of 10 percent of SoCalGas' core market. SoCalGas generally earns the same margin whether SoCalGas buys the gas and sells it to the customer or transports gas already owned by the customer. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - SoCalGas Operations - 1993-1995 Financial Results.")

         SoCalGas continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. However, the only gas supplies that SoCalGas may offer for sale to noncore customers are the same supplies that it purchases to serve its core customers.

         SoCalGas also provides a gas storage service for noncore customers on a bid basis. The storage service program provides opportunities for customers to store gas on an "as available" basis during the summer to reduce winter purchases when gas costs are generally higher, or to reduce their level of winter curtailment in the event temperatures are unusually cold. As of December 31, 1995, SoCalGas stored approximately 42 billion cubic feet of customer-owned gas.

                                    DEMAND FOR GAS

         Natural gas is a principal energy source in SoCalGas' service area for residential, commercial and industrial uses as well as UEG requirements. Gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying uses, and with other fuels for large industrial, commercial and UEG uses. Demand for natural gas in southern California is expected to continue to increase but at a slower rate due primarily to a slowdown in housing starts, new energy efficient building construction and appliance standards and general recessionary business conditions.

         During 1995, approximately 97 percent of residential energy customers in SoCalGas' service territory used natural gas for water heating and 94 percent for space heating. Approximately 78 percent of those customers used natural gas for cooking and 72 percent for clothes drying.

         Demand for natural gas by noncore customers such as large volume commercial, industrial and UEG customers is very sensitive to the price of alternative competitive fuels. These customers number only approximately 1,600; however, during 1995, accounted for approximately 16 percent of total gas revenues, 65 percent of total gas volumes delivered and 11 percent of the authorized gas margin. Changes in the cost of gas or alternative fuels, primarily fuel oil, can result in significant shifts in this market, subject to air quality regulations. Demand for gas for UEG use is also affected by the price and availability of electric power generated in other areas and purchased by SoCalGas' UEG customers. (See "Competition" below.)

                                     COMPETITION

         Since interstate pipelines began operations in SoCalGas' service territories, SoCalGas' throughput to customers in the Kern County area who use natural gas to produce steam for enhanced oil recovery projects has decreased significantly because of the bypass of SoCalGas' system. The decrease in revenues from enhanced oil recovery customers is subject to full balancing account treatment, except for a five percent incentive to SoCalGas, and therefore, does not have a material impact on earnings. Bypass of other SoCalGas markets also may occur and SoCalGas is fully at risk for lost noncore volumes due to bypass. SoCalGas is continuing to reduce its costs to maintain low-cost competitiveness to retain transportation customers. Also, significant additional bypass would require construction of additional facilities by competing pipelines.

         To respond to bypass, SoCalGas has received authorization from the CPUC for expedited review of long-term gas transportation contracts with some noncore customers at lower than tariff rates. The CPUC has also approved changes in the methodology for allocating SoCalGas' costs that eliminates subsidization of core customer rates by noncore customers. This allocation flexibility, together with negotiating authority, has enabled SoCalGas to better compete with new interstate pipelines for noncore customers. In addition, under a capacity brokering program, for a fee, SoCalGas provides to noncore customers, or others, a portion of its control of interstate pipeline capacity to allow more direct access to producers. Also, the Comprehensive Settlement (See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Influencing Future Financial Performance") improves SoCalGas' competitiveness by reducing the cost of transportation service to noncore customers.

         SoCalGas' operations and those of its customers are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion.
Historically, environmental laws have favorably impacted the use of natural gas in SoCalGas' service territory, particularly by UEG customers and large industrial customers. However, increasingly complex administrative and reporting requirements of environmental agencies applicable to commercial and industrial customers utilizing gas are not generally applicable to those using electricity.

         On December 20, 1995, the CPUC issued a final decision to restructure California electric utility regulation. Implementation of portions of the plan is expected to need state legislative or federal administrative approval. The CPUC's proposal has no immediate effect on SoCalGas' operations. However, SoCalGas is continuing to evaluate the decision because future volumes of natural gas it transports for electric utilities may be adversely affected by increased use of electricity generated by out-of-state producers. UEG customers currently account for 22 percent of SoCalGas' annual throughput. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Influencing Future Financial Performance.") The restructuring may also result in a reduction of electric rates to core customers, but it is unlikely to overcome the entire cost advantage of natural gas for existing residential uses.

                                   SUPPLIES OF GAS

         In 1995, SoCalGas delivered approximately 937 billion cubic feet of natural gas through its system. Approximately 64 percent of these deliveries were customer-owned gas for which SoCalGas provided transportation services, compared to 65 percent in 1994. The balance of gas deliveries was gas purchased by SoCalGas and resold to customers.

         Most of the natural gas delivered by SoCalGas is produced outside of California. These supplies are delivered to the SoCalGas' intrastate transmission system by interstate pipeline companies (primarily El Paso Natural Gas Company and Transwestern Natural Gas Company) that provide transportation services for supplies purchased from other sources by SoCalGas or its transportation customers.

         SoCalGas currently has paramount rights to daily deliveries of up to
1.9 billion cubic feet of natural gas over the interstate pipeline systems of El Paso Natural Gas Company (up to 1,150 million cubic feet) and Transwestern Pipeline Company (up to 750 million cubic feet). The rates that interstate pipeline companies may charge for gas and transportation services and other terms of service are regulated by the Federal Energy Regulatory Commission ("FERC").

         Existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Up to 2 billion cubic feet per day of capacity on the El Paso and Transwestern interstate pipeline systems, representing over $175 million and $55 million, respectively, of reservation charges annually, may be relinquished within the next few years. Some of this capacity may not be resubscribed. Current FERC regulation could permit costs of unsubscribed capacity to be allocated to remaining firm service customers, including SoCalGas. Under existing regulation in California, SoCalGas would have the opportunity to include its portion of any such reallocated costs in its rates.

         The FERC has approved a settlement with Transwestern which calls for firm customers, including SoCalGas, to subsidize unsubscribed pipeline costs for a five-year period with Transwestern assuming full responsibility after that time. On March 15, 1996, El Paso filed a proposed settlement agreement with the FERC that is similar to the Transwestern settlement.

         The following table sets forth the sources of gas deliveries by SoCalGas from 1991 through 1995.

                                                               SOURCES OF GAS

                                                                           Year Ended December 31
                                          ---------------------------------------------------------------------------------------
                                             1995               1994                1993                1992                1991
---------------------------------------------------------------------------------------------------------------------------------
Gas Purchases (Millions of Cubic Feet):
 Market Gas:
   30-Day                                133,298               98,071             84,696              20,695             139,649
   Other                                  72,792              148,371            159,197             198,049             168,486
                                        --------           ----------          ---------            ---------         -----------
     Total Market Gas                    206,090              246,442            243,893             218,744             308,135
Affiliates                                98,460              101,276             96,559              99,226              98,566
California Producers &
   Federal Offshore                       29,181               36,158             28,107              42,262              39,613
                                        --------           ----------          ---------            ---------         -----------
      Total Gas Purchases                333,731              383,876            368,559             360,232             446,314

Customer-Owned Gas and
   Exchange Receipts                     619,721              658,293            622,307             641,080             629,038

Storage Withdrawal
   (Injection) - Net                     (12,278)              (9,299)            (9,498)             14,379              (8,451)

Company Use and
   Unaccounted For                        (4,061)             (12,480)           (16,488)            (14,885)            (19,433)
                                         -------           ----------          ----------          ----------         -----------

        Net Gas Deliveries               937,113            1,020,390            964,880           1,000,806           1,047,468
                                         -------           ----------          ----------          ----------         -----------
                                         -------           ----------          ----------          ----------         -----------

Gas Purchases: (Thousands of dollars)
 Commodity Costs                        $477,595           $  643,865         $  815,145          $  805,550          $1,071,445


Fixed Charges*                           264,269              368,516            397,714             397,579             358,294
                                         -------          -----------         ----------          ----------          -----------

      Total Gas Purchases               $741,864           $1,012,381         $1,212,859          $1,203,129          $1,429,739
                                         -------          -----------         ----------          ----------          -----------
                                         -------          -----------         ----------          ----------          -----------


Average Cost of Gas Purchased
 (Dollars per Thousand Cubic Feet)**       $1.42                $1.68              $2.21               $2.24               $2.40
                                       ---------          -----------         ----------          ----------          -----------

* Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas.

** The average commodity cost of gas purchased excludes fixed charges.

              Market sensitive gas supplies (supplies purchased on the spot market as well as under longer-term contracts and ranging from one month to ten years based on spot prices) accounted for approximately 62 percent of total gas volumes purchased by SoCalGas during 1995, as compared with 64 percent and 66 percent, respectively, during 1994 and 1993. These supplies were generally purchased at prices significantly below those for other long-term sources of supply.

              SoCalGas estimates that sufficient natural gas supplies will be available to meet the requirements of its customers into the next century.

              In 1994, the CPUC approved a "Gas Cost Incentive Mechanism" ("GCIM") for evaluating SoCalGas' gas purchases. The new GCIM three-year pilot program that began in April 1994 substantially replaces the prior process of CPUC reasonableness reviews of gas purchases. The GCIM compares SoCalGas' cost of gas with the average market price of 30-day firm spot supplies delivered to the SoCalGas service area and permits full recovery of all costs within a tolerance band above that average. Cost of gas purchased above the tolerance band or savings from gas purchased below the average market price are shared equally between customers and shareholders. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - SoCalGas Operations - Ratemaking Procedures.")

                                 RATES AND REGULATION

              SoCalGas is regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate within the best interests of the ratepayer, with the opportunity to earn a reasonable return on investment. The regulatory structure is complex and has a very substantial impact on the profitability of SoCalGas.

              Under current ratemaking procedures, the return that SoCalGas is authorized to earn is the product of the authorized rate of return on rate base and the amount of rate base. Rate base consists primarily of net investment in utility plant. Thus, SoCalGas' earnings are affected by changes in the authorized rate of return on rate base and changes in rate base and by SoCalGas' ability to control expenses and investment in rate base within the amounts authorized by the CPUC in setting rates. In addition, SoCalGas' ability to achieve its authorized rate of return is affected by other regulatory and operating factors. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - SoCalGas Operations - Ratemaking Procedures.")

              SoCalGas' operating and fixed costs, including return on rate base, are allocated between core and noncore customers under a methodology that is based upon the costs incurred in serving these customer classes. For 1996, approximately 89 percent of the CPUC-authorized gas margin has been allocated to core customers and 11 percent to noncore customers, including wholesale customers. Under the current regulatory framework, costs may be reallocated between the core and the noncore markets once every other year in a biennial cost allocation proceeding ("BCAP").

              SoCalGas has filed a PBR application with the CPUC to replace the general rate case and certain other traditional regulatory proceedings. PBR, if approved, would allow SoCalGas to be more responsive to consumer interests and compete more effectively in contestable markets. Key elements of this proposal include a permanent reduction in base rates of $42 million, an indexing measure that would limit future base rate increases to the inflation rate less a productivity factor and rate refunds to customers if service quality were to deteriorate. This new approach would maintain cost based rates, but would link financial performance with changes in productivity. Although PBR could result in increased earnings volatility, SoCalGas would have the opportunity to improve financial performance to the extent it was able to reduce expenses, increase energy deliveries and generate profits from new products and services.

              Under the PBR proposal, SoCalGas would be at risk for certain changes in interest rates and cost of capital, changes in core volumes not caused by weather, and achievement of productivity improvements. The CPUC's process for approval of PBR has been delayed pending determination of additional information various parties desire to establish the starting base cost of service. An agreement with several interested parties has been reached under which SoCalGas will provide a substantial portion of the supporting documentation that would be required for a general rate case proceeding. This additional step will delay implementation beyond the proposed January 1, 1997 starting date.

                                 PROPERTIES

              At December 31, 1995, SoCalGas owned approximately 2,965 miles of transmission and storage pipeline, 43,163 miles of distribution pipeline and 42,699 miles of service piping. It also owned 13 transmission compressor stations and 6 underground storage reservoirs (with a combined working storage capacity of approximately 115.3 billion cubic feet) and general office buildings, shops, service facilities, and certain other equipment necessary in the conduct of its business.

              Southern California Gas Tower, a wholly owned subsidiary of SoCalGas, has a 15 percent limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas leases, and currently occupies, about half of the building. (See also "Item 2. Properties.")


                              ENERGY MANAGEMENT SERVICES

              The Energy Management Services business unit of Pacific Enterprises consists primarily of Pacific Interstate Company and Pacific Energy.

              Through its subsidiaries, Pacific Interstate Company purchases natural gas from producers in Canada and from federal waters offshore California and transports it for resale to SoCalGas. Two subsidiaries own and operate pipelines and related facilities for deliveries to SoCalGas of gas produced from offshore fields near Santa Barbara, California. Another subsidiary has an interest in pipeline facilities for deliveries to SoCalGas of gas from western Canada. During 1995, deliveries from these subsidiaries accounted for approximately 29% of the total volume of gas purchased by SoCalGas and approximately 10% of SoCalGas' total throughput. The gas is purchased under long-term contracts. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Energy Management Services.")


              Pacific Energy develops and operates alternate energy facilities and operates centralized heating and cooling plants.

                          PACIFIC ENTERPRISES INTERNATIONAL

              Pacific Enterprises International ("PEI") was established in late 1994 to participate in the international gas infrastructure market.

              On March 19, 1996, PEI entered into an agreement to acquire a
12.5 percent interest in each of two natural gas utilities in Argentina. The acquisition price is $48.5 million. These utilities serve about one million customers in central and southern Argentina with 625 million cubic feet of gas per day. PEI expects to have a role in managing the utility operations.

              PEI has also entered into a memorandum of understanding with San Diego Gas & Electric Co. and Proxima, S.A. de C.V. to build and operate natural gas distribution networks in Mexico. The partnership's first project, if awarded the franchise by the Mexican government, would be to distribute gas to the City of Mexicali in Baja, California. This proposed distribution network would have the capacity to deliver 80 million cubic feet of gas per day. If approved by the government, licensing would take approximately six months and actual construction of the pipeline and facilities would require another six months.

                                ENVIRONMENTAL MATTERS

              SoCalGas has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. As of December 31, 1995, nine of the sites have been remediated, of which five have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 39 of the sites, including those sites at which the remediations described above have been completed. In addition, the Company and its subsidiaries are one of a large number of major corporations that have been identified as a potentially responsible party for environmental remediation of four industrial waste disposal sites and two landfill sites. These 47 sites are in various stages of investigation or remediation. It is anticipated that the investigation, and if necessary, remediation of these sites will be completed over a period of from ten years to thirty years.

              A settlement between SoCalGas and other California utilities and the Division of Ratepayer Advocates provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, the utilities have the opportunity to retain a portion of any insurance recovery to offset the 10 percent of costs not recovered in rates.

              At December 31, 1995, SoCalGas' estimated remaining liability for investigation and remediation was approximately $76 million, of which 90 percent is authorized to be recovered through the rate recovery mechanism described above. The estimated liability is subject to future adjustment pending further investigation. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Influencing Future Financial Performance - Environmental Matters.") Because of current and expected rate recovery, Pacific Enterprises believes that compliance with environmental laws and regulations will not have a material adverse effect on its financial statements.

                                 EMPLOYEES


              Pacific Enterprises and its subsidiaries employ approximately 7,900 persons. Of these, approximately 7,200 are employed by SoCalGas.

              Most field, clerical and technical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. Agreements covering these approximately 5,200 employees related to benefits expired in 1995 and an agreement covering wages, hours and working conditions will expire on March 31, 1996. Negotiations related to new contracts are ongoing.

                                      MANAGEMENT

            The executive officers of Pacific Enterprises are as follows:

Name                       Age    Position
----                       ---     --------

Willis B. Wood, Jr.       61      Chairman of the Board and Chief Executive
                                  Officer

Richard D. Farman         60      President and Chief Operating Officer

Larry J. Dagley           47      Senior Vice President and Chief Financial
                                  Officer

Warren I. Mitchell        58      President, Southern California Gas Company

Frederick E. John         50      Senior Vice President

Debra L. Reed             39      Senior Vice President, Southern California
                                  Gas Company

Lee M. Stewart            50      Senior Vice President, Southern California
                                  Gas Company

Leslie E. LoBaugh, Jr.    50      Vice President and General Counsel

Ralph Todaro              45      Vice President and Controller

         Executive officers are elected annually and serve at the pleasure of the Board of Directors.

         All of Pacific Enterprises' executive officers have been employed by Pacific Enterprises or its subsidiaries in management positions for more than five years, except for Mr. Dagley. From 1985, until joining Pacific Enterprises in August, 1995, Mr. Dagley was Senior Vice President and Controller (1985-1993) and Senior Vice President and Chief Financial Officer (1993-1995) of Transco Energy Company.

         There are no family relationships between any of Pacific Enterprises' executive officers.

                                 ITEM 2.  PROPERTIES

         Pacific Library Tower, a wholly-owned subsidiary of Pacific Enterprises, sold its 25% ownership interest in a 72-story office building in downtown Los Angeles as of January 1, 1996. Pacific Enterprises and its subsidiaries lease twelve floors of the building.

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

             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1995 to a vote of Pacific Enterprises' security holders.

                                        PART II

                    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS

         Pacific Enterprises' Common Stock is traded on the New York and
Pacific Stock Exchanges. Information as to the high and low sales prices for such stock as reported on the composite tape for stocks listed on the New York Stock Exchange and dividends paid for each quarterly period during the two years ended December 31, 1995 is set forth under the captions "Financial Review--Range of Market Prices of Capital Stock" and "Quarterly Financial Data" in Pacific Enterprises' 1995 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

         At December 31, 1995, there were 39,217 holders of record of Pacific Enterprises' Common Stock.

                           ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth under the caption "Financial Review - Selected Financial Data and Comparative Statistics 1985-1995" in Pacific Enterprises' 1995 Annual Report to Shareholders filed as
Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

                    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth under the caption "Financial Review - Management's Discussion and Analysis" in Pacific Enterprises' 1995 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

                 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pacific Enterprises' consolidated financial statements and schedules required by this Item are listed in Item 14(a)1 in Part IV of this Annual Report. The consolidated financial statements listed in Item 14(a)1 are incorporated herein by reference.

                        ITEM 9.  CHANGES IN AND DISAGREEMENTS
                            WITH ACCOUNTANTS ON ACCOUNTING
                               AND FINANCIAL DISCLOSURE

         None.

                                       PART III

             ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 9, 1996. Such information is incorporated herein by reference.

         Information required by this Item with respect to the Company's executive officers is set forth in Item 1 of this Annual Report.

                           ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is set forth under the caption "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 9, 1996. Such information is incorporated herein by reference.


                       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 9, 1996. Such information is incorporated herein by reference.

                     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                                     TRANSACTIONS

         None.

                                       PART IV
                       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                          SCHEDULES, AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT

1.    CONSOLIDATED FINANCIAL STATEMENTS.

      1.01       Report of Deloitte & Touche LLP,
                 Independent Certified Public Accountants
                 (Contained in Exhibit 13.01).

      1.02       Statement of Consolidated
                 Income for the years ended
                 December 31, 1995, 1994 and 1993
                 (Contained in Exhibit 13.01).

      1.03       Consolidated Balance Sheet at
                 December 31, 1995 and 1994
                 (Contained in Exhibit 13.01).

      1.04       Statement of Consolidated Cash Flows
                 for the years ended December 31, 1995,
                 1994 and 1993 (Contained in Exhibit 13.01).

      1.05       Statement of Consolidated Shareholders'
                 Equity for the years ended
                 December 31, 1995, 1994 and 1993
                 (Contained in Exhibit 13.01).

      1.06       Notes to Consolidated Financial
                 Statements (Contained in Exhibit 13.01).

3.    ARTICLES OF INCORPORATION AND BY-LAWS:

      3.01       Articles of Incorporation of
                 Pacific Enterprises
                 (Note 22; Exhibit 4.1).

      3.02       Bylaws of Pacific Enterprises.

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

      4.14 Rights Agreement dated as of March 7, 1990 between Pacific Enterprises and Security
                 Pacific National Bank, as Rights
                 Agent (Note 19; Exhibit 4).

10.   MATERIAL CONTRACTS

      10.01      Form of Indemnification Agreement
                 between Pacific Enterprises and each of
                 its directors and officers
                 (Note 21; Exhibit 10.07).

      EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

      10.2       Restatement and Amendment of Pacific
                 Enterprises 1979 Stock Option Plan
                 (Note 7; Exhibit 1.1).

      10.3       Pacific Enterprises Supplemental Medical
                 Reimbursement Plan for Senior Officers
                 (Note 8; Exhibit 10.24).

      10.4       Pacific Enterprises Financial Services
                 Program for Senior Officers (Note 8;
                 Exhibit 10.25).

      10.5       Pacific Enterprises Supplemental
                 Retirement and Survivor Plan (Note 11;
                 Exhibit 10.36).

      10.6       Pacific Enterprises Stock Payment
                 Plan (Note 11; Exhibit 10.37).

      10.7       Pacific Enterprises Pension Restoration
                 Plan (Note 8; Exhibit 10.28).

      10.8       Southern California Gas Company Pension
                 Restoration Plan For Certain Management
                 Employees (Note 8; Exhibit 10.29).

      10.9       Pacific Enterprises Executive Incentive
                 Plan (Note 13; Exhibit 10.13).

      10.10      Pacific Enterprises Deferred Compensation
                 Plan for Key Management Employees (Note 12;
                 Exhibit 10.41).

      10.11      Pacific Enterprises Employee Stock
                 Ownership Plan and Trust Agreement
                 as amended in toto effective October 1, 1992.
                 (Note 21; Exhibit 10.18).

      10.12      Pacific Enterprises Stock Incentive Plan
                 (Note 15; Exhibit 4.01).

      10.13      Pacific Enterprises Retirement Plan for
                 Directors (Note 21; Exhibit 10.20).

      10.14      Pacific Enterprises Director' Deferred
                 Compensation Plan (Note 21; Exhibit 10.21).

      10.15      Pacific Enterprises Employee Stock Option Plan
                 (Note 23; Exhibit 4.01).

11.   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
      11.01      Pacific Enterprises Computation of
                 Earnings per Share (see Statement of
                 Consolidated Income contained in Exhibit 13.01).

13.   ANNUAL REPORT TO SECURITY HOLDERS
      13.01      Pacific Enterprises 1995 Annual
                 Report to Shareholders.  (Such
                 report, except for the portions
                 thereof which are expressly
                 incorporated by reference in this
                 Annual Report, is furnished for the
                 information of the Securities and
                 Exchange Commission and is not to
                 be deemed "filed" as part of this
                 Annual Report).

21.   SUBSIDIARIES OF THE REGISTRANT
      21.01      List of subsidiaries of Pacific Enterprises.

23.   CONSENTS OF EXPERTS AND COUNSEL
      23.01      Consent of Deloitte & Touche LLP,
                 Independent Certified Public Accountants.

24.   POWER OF ATTORNEY
      24.01      Power of Attorney of Certain Officers
                 and Directors of Pacific Enterprises
                 (contained on signature pages).

27.   FINANCIAL DATA SCHEDULE
      27.01      Financial Data Schedule.

(b)   REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed during the last quarter of 1995.
-------------------------
      NOTE: Exhibits referenced to the following notes were filed with the documents cited below under the exhibit or annex number following such reference. Such exhibits are incorporated herein by reference.

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

20    [Intentionally Left Blank.]

21 Annual Report on Form 10-K for the year ended December 31, 1992, filed by Pacific Enterprises.

22 Registration Statement No. 33-61278 filed by Pacific Enterprises on April 20, 1993.

23 Registration Statement No. 33-54055 filed by Pacific Enterprises on June 9, 1994.
                                         -24-

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PACIFIC ENTERPRISES



                                       By:     WILLIS B. WOOD, JR./s/
                                            -------------------------
                                       Name:   Willis B. Wood, Jr.

                                       Title:  Chairman of the Board and
                                               Chief Executive Officer

                                       Dated:  March 20, 1996

         Each person whose signature appears below hereby authorizes Willis B. Wood, Jr., Richard D. Farman, and Larry J. Dagley, and each of them, severally, as attorney-in-fact, to sign on his or her behalf, individually and in each capacity stated below, and file all amendments to this Annual Report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                             Date
---------                     ------                            ----
WILLIS B. WOOD, JR. /s/       Chairman of the Board,            March 20, 1996
------------------------      Chief Executive Officer and
(Willis B. Wood, Jr.)         Director (Principal Executive
                              Officer)


LARRY J. DAGLEY /s/           Senior Vice President and         March 20, 1996
------------------------      Chief Financial Officer
(Larry J. Dagley)             (Principal Financial Officer)



RALPH TODARO /s/              Vice President and Controller     March 20, 1996
------------------------      (Principal Accounting Officer)
(Ralph Todaro)


HYLA H. BERTEA /s/            Director                          March 20, 1996
------------------------
(Hyla H. Bertea)


HERBERT L. CARTER /s/         Director                          March 20, 1996
------------------------
(Herbert L. Carter)


RICHARD D. FARMAN /s/         Director                          March 20, 1996
------------------------
(Richard D. Farman)


WILFORD D. GODBOLD, JR. /s/   Director                          March 20, 1996
------------------------
(Wilford D. Godbold, Jr.)


IGNACIO E. LOZANO, JR. /s/    Director                          March 20, 1996
------------------------
(Ignacio E. Lozano, Jr.)


HAROLD M. MESSMER, JR. /s/    Director                          March 20, 1996
------------------------
(Harold M. Messmer, Jr.)


PAUL A. MILLER /s/            Director                          March 20, 1996
------------------------
(Paul A. Miller)


RICHARD J. STEGEMEIER /s/     Director                          March 20, 1996
------------------------
(Richard J. Stegemeier)


DIANA L. WALKER /s/           Director                          March 20, 1996
------------------------
(Diana L. Walker)