Form 10-Q
period 1996-03-31
PACIFIC ENTERPRISES INC
filed 1996-05-07
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                              -------------------------------------

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

The number of shares of common stock outstanding on March 31, 1996 was 84,815,485.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                          (Dollars are in Millions
                          except per share amounts)


                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                     1996        1995
                                                    -----       -----
                                                       (Unaudited)

Revenues and Other Income:
 Operating revenues                                 $  631     $  618
 Other                                                   6          8
                                                    ------     ------
     Total                                             637        626
                                                    ------     ------
Expenses:
 Cost of gas distributed                               235        218
 Operating expenses                                    189        205
 Depreciation and amortization                          62         60
 Franchise payments and other taxes                     30         31
 Preferred dividends of a subsidiary                     3          3
                                                    ------     ------
     Total                                             519        517
                                                    ------     ------
Income from Operations
 Before Interest and Taxes                             118        109
Interest                                                27         29
                                                    ------     ------
Income from Operations
 Before Income Taxes                                    91         80
Income Taxes                                            40         35
                                                    ------    -------
Net Income                                              51         45
Dividends on Preferred Stock                             2          3
Preferred Stock Original Issue Discount                  2
                                                    ------    -------
Net Income Applicable to
 Common Stock                                       $   47    $    42
                                                    ======    =======

Net Income per Share of Common Stock                $  .57    $   .51
                                                    ======    =======

Dividends Declared per Share of Common Stock        $  .34    $   .32
                                                    ======    =======
Weighted Average Number of Shares of
 Common Stock Outstanding (000)                     82,430     82,128
                                                    ======    =======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)

                                          March 31    December 31
                                            1996          1995
                                         ----------   -----------
                                         (Unaudited)


Property, Plant and Equipment               $5,953       $5,909
  Less Accumulated Depreciation and
    Amortization                             2,691        2,627
                                            ------       ------
      Total property, plant and
        equipment-net                        3,262        3,282
                                            ------       ------
Current Assets:
  Cash and cash equivalents                    240          351
  Accounts receivable (less allowance
    for doubtful receivables of
    $19 million at March 31,1996 and
    $16 million at December 31, 1995)          438          423
  Income taxes receivable                                    18
  Deferred income taxes                         29           17
  Gas in storage                                 4           55
  Other inventories                             23           22
  Regulatory accounts receivable                97          246
  Prepaid expenses                              24           38
                                            ------       ------
      Total current assets                     855        1,170
                                            ------       ------

Other Investments                               54           53

Other Receivables                               18           18

Regulatory Assets                              632          645

Other Assets                                    93           91
                                            ------       ------
      Total                                 $4,914       $5,259
                                            ======       ======



See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                            (Millions of Dollars)

                                            March 31      December 31
                                              1996           1995
                                           ---------      -----------
                                          (Unaudited)
Capitalization:
  Shareholders' equity:
    Capital stock
      Remarketed preferred                                  $  108
      Preferred                              $   80             80
      Common                                  1,112          1,111
                                             ------         ------
        Total capital stock                   1,192          1,299
    Retained earnings, after elimination
      of accumulated deficit of
      $452 million against common stock
      at December 31, 1992 as part of
      quasi-reorganization                      255            236
    Deferred compensation relating to
      Employee Stock Ownership Plan             (51)           (52)
                                             ------         ------
Total shareholders' equity                    1,396          1,483
  Preferred stocks of a subsidiary              145            195
  Long-term debt                              1,206          1,241
  Debt of Employee Stock Ownership Plan         130            130
                                             ------         ------
          Total capitalization                2,877          3,049
                                             ------         ------
Current Liabilities:
  Short-term debt                                84            234
  Accounts payable                              370            476
  Accrued income taxes                           28
  Other taxes payable                            57             47
  Long-term debt due within one year             97            100
  Accrued interest                               54             44
  Other                                          89             64
                                             ------         ------
        Total current liabilities               779            965
                                             ------         ------
Long-Term Liabilities                           220            232
Customer Advances for Construction               47             47
Postretirement Benefits Other than Pensions     235            235
Deferred Income Taxes                           275            246
Deferred Investment Tax Credits                  66             67
Other Deferred Credits                          415            418
                                             ------         ------
        Total                                $4,914         $5,259
                                             ======         ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                    Three Months Ended
                                                         March 31
                                                    -------------------
                                                     1996         1995
                                                    ------       ------
                                                        (Unaudited)

Cash Flows from Operating Activities:
  Net Income                                        $  51        $  45
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                    62           60
      Deferred income taxes                            15            9
      Other                                           (18)          (6)
      Net change in other working capital
        components                                    191          317
                                                    -----        -----
          Net cash provided by operating
            activities                                301          425
                                                    -----        -----

Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                         (43)         (40)
  Decrease in other receivables, regulatory
     assets and other assets                            5           15
                                                    -----        -----
           Net cash used in investing activities      (38)         (25)
                                                    -----        -----
Cash Flows from Financing Activities:
  Sale of common stock                                  1            1
  Redemption of preferred stock                      (160)
  Decrease in long-term debt                          (35)         (54)
  Decrease in short-term debt                        (150)        (194)
  Common dividends paid                               (28)         (26)
  Preferred dividends paid                             (2)          (3)
                                                    -----        -----
          Net cash used in financing activities      (374)        (276)
                                                    -----        -----
Increase (Decrease) in Cash and Cash Equivalents     (111)         124
Cash and Cash Equivalents, January 1                  351          287
                                                    -----        -----
Cash and cash equivalents, March 31                 $ 240        $ 411
                                                    =====        =====
Supplemental Disclosure of Cash Flow
  Information:
    Cash paid during the period for:
        Interest (net of amount capitalized)        $  17        $  33
        Income taxes                                $  27        $  56

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Form 10-K for the year ended December 31, 1995 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, the Southern California Gas Company (SoCalGas) defers revenues related to costs which it expects to incur later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1996 financial statement presentation.


2. CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, Pacific Enterprises (Company) completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's retailing operations and substantially all of its oil and gas exploration and production business. In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of March 31, 1996, the provisions previously established for these matters are adequate.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Form 10-K.

Pacific Enterprises is a Los Angeles-based holding company whose primary subsidiary is the Southern California Gas Company, a public utility engaged in natural gas distribution, transmission and storage in a 23,000-square-mile service area in southern California and part of central California. SoCalGas markets are separated into core customers and noncore customers. Core customers consist of approximately 4.7 million customers (4.5 million residential and 200,000 smaller commercial and industrial customers). The noncore market consists of approximately 1,600 customers which include 8 utility electric generation, 3 wholesale and the remainder large commercial and industrial customers. SoCalGas is regulated by the California Public Utilities Commission (CPUC). It is the responsibility of the CPUC to determine that utilities operate in the best interest of the customers with the opportunity to earn a reasonable return on investment.


CONSOLIDATED

Net income for the quarter ended March 31, 1996 was $51 million, or $.57 per common share, compared to $45 million, or $.51 per common share in 1995.
This increase was primarily due to increased income at SoCalGas resulting from a $5.6 million after-tax settlement from gas producers. This favorable impact on earnings per share was partially offset by a $2.4 million non-recurring reduction to reflect underwriting discounts related to the original issuance of preferred stock repurchased during the quarter.

The weighted average number of shares of common stock outstanding in the first quarter of 1996 remained relatively unchanged from the first quarter of 1995 at 82.4 million shares.


SOCALGAS AND RELATED OPERATIONS

Net income includes income of SoCalGas for the first quarter of 1996 of $54 million, compared to $48 million for the same period in 1995. SoCalGas' earnings increased primarily due to lower operating expenses including a $5.6 million after-tax settlement from a group of gas producers for damages incurred to company and customer equipment resulting from impure gas supplies, partially offset by the decrease in the authorized rate of return on common equity to 11.6 percent in 1996 from 12.0 percent in 1995.

SoCalGas' operating revenues and cost of gas distributed for the three months ended March 31, 1996 increased $15 million and $18 million, respectively, when compared to the same period in 1995. In 1996, the average unit cost of gas increased slightly as a result of higher market prices for gas purchased for core customers resulting in increased revenue from 1995 levels. Under the current regulatory framework, changes in revenue resulting from changes in core volumes and cost of gas delivered to the core market do not affect net income. Noncore volumes and revenues decreased in the UEG market from the levels in 1995 due to the availability of inexpensive hydrogenerated electricity. This has not impacted net income because noncore revenue was not below the levels used in accounting for the effects of the 1993 Comprehensive Settlement.

Operating and maintenance expenses for the three months ended March 31, 1996 decreased $13 million when compared to 1995. The decrease is primarily due to the $9.5 million pre-tax ($5.6 million after-tax) settlement from gas producers (described above).


RECENT CPUC REGULATORY ACTIVITY


Under the Gas Cost Incentive Mechanism (GCIM), SoCalGas can recover all costs in excess of a benchmark level to the extent they fall within a tolerance band which extends to 4 percent above the benchmark. If SoCalGas' cost of gas exceeds the tolerance level, then the excess costs are shared equally between customers and shareholders. All savings from gas purchased below the benchmark are shared equally between customers and shareholders. For the second year of the program ended March 31, 1996, gas purchase costs were below the benchmark.

SoCalGas enters into gas futures contracts in the open market on a limited basis. SoCalGas' intention is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.


FACTORS INFLUENCING FUTURE PERFORMANCE. Under current ratemaking policies, future SoCalGas net income and cash flow will be determined primarily by the allowed rate of return on common equity, changes to authorized ratebase, noncore market pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

Future regulatory restructuring, increased competitiveness in the industry, (including the continuing threat of customers bypassing SoCalGas' systems and obtaining service directly from interstate pipelines), and the electric industry restructuring could also affect SoCalGas' future performance. SoCalGas has filed a "Performance Based Regulation" (PBR) application with the CPUC to replace the general ratecase and certain other regulatory proceedings. This new approach would maintain cost based rates, but would link financial performance with changes in productivity. If approved, PBR would be implemented some time after January 1, 1997.

In 1995, the CPUC issued a decision to restructure California electric utility regulation. While there is no immediate effect on operations, future volumes of natural gas transported by SoCalGas for the electric utilities could be adversely affected by increased use of electricity generated by out-of-state producers.

SoCalGas' earnings for 1996 will be affected by the decrease in the authorized rate of return on common equity, reflecting the overall decrease in cost of capital. For 1996, SoCalGas is authorized to earn a rate of return on ratebase of 9.42 percent and a rate of return on common equity of
11.6 percent compared to 9.67 percent and 12.00 percent, respectively, in 1995. A change in return on equity of 1 percent (100 basis points) impacts net income by approximately $13 million. The CPUC has also authorized an increase in the equity component of SoCalGas' capital structure to 47.4 percent in 1996 from 47.0 percent in 1995. The 40 basis point increase in the equity component should add between $1 million to $2 million to earnings. Rate base is expected to decline slightly from the level in 1995.

The Company's earnings for 1996 will continue to be favorably impacted by the completion of a realignment of the Company into five business units effective July 1995. Improvements in earnings that would otherwise result from these cost savings will be partially offset by the 3 percent productivity adjustment for 1996 authorized by the CPUC.

As discussed in the 1995 Form 10-K, existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Costs of unsubscribed capacity may be charged back to firm customers. However, the Federal Energy Regulatory Commission (FERC) has approved a settlement with Transwestern which calls for firm customers, including SoCalGas, to subsidize unsubscribed pipeline costs for a five-year period with Transwestern assuming full responsibility after that time. A settlement was also reached with El Paso, in which customers, including SoCalGas, will pay for a portion of the unused capacity. The customers may also receive credits from El Paso for unused capacity sold. The settlement is for a ten-year period and is awaiting approval by the FERC.

Most field, clerical and technical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. Agreements covering these approximately 5,200 employees relating to benefits expired in 1995 and an agreement covering wages, hours and working conditions expired on March 31, 1996. Negotiations related to new contracts are ongoing.

For additional information, see the discussion under the caption "Management Discussion and Analysis - Factors Influencing Future Performance" in the Company's 1995 Form 10-K.


PARENT COMPANY AND OTHER SUBSIDIARIES

Parent company expenses after taxes were $1 million and $2 million for the three months ended March 31, 1996 and 1995, respectively.

On April 10, Pacific Enterprises International (PEI) completed an acquisition of a 12.5 percent interest in two utility holding companies that control natural gas distribution utilities in Argentina. The acquisition price was $48.5 million. These utilities in central and southern Argentina deliver about 625 million cubic feet of gas per day to one million customers. PEI will have a role in managing the utility operations.

PEI also has formed a partnership with San Diego Gas & Electric Co. and Proxima, S.A. de C.V. to build and operate natural gas distribution networks in Mexico. The partnership's proposal for the first project is in process. Bids on the project are due to the Mexican government in early June.


CAPITAL EXPENDITURES

Capital expenditures were $43 million and $40 million for the first three months of 1996 and 1995, respectively. Capital expenditures are estimated to be $235 million in 1996, and will be financed primarily by internally generated funds.


LIQUIDITY AND DIVIDENDS

Cash and cash equivalents at March 31, 1996 were $240 million which includes $195 million of non-utility cash. This cash is available for investment in new energy-related projects, repurchase of common and preferred stock, the retirement of debt and other corporate purposes during the next few years. Regulatory accounts receivable decreased $149 million, reflecting the recovery through rates of amounts undercollected in prior years. Cash flows generated during the first quarter together with cash on hand were available for additional cash requirements, and were primarily utilized for a preferred stock repurchase of $160 million and payment of commercial paper of $150 million.

Of the preferred stock redeemed, $110 million was Parent Remarketed, Series A preferred stocks and $50 million was SoCalGas Series A Flexible Auction preferred stock. The Company also redeemed $50 million of Series C Flexible Auction preferred stocks of SoCalGas in April 1996. In connection with the redemption of the Remarketed preferred stock, the Company recorded a $2.4 million non-recurring reduction to earnings per share to reflect original issue underwriting discount.

In April, the Board of Directors authorized the buyback of up to 4.25 million shares of PE's common stock representing approximately 5% of outstanding shares over a two-year period.

In January 1996, the Company declared a regular quarterly dividend of 34 cents per share, payable on February 15, 1996 to shareholders of common stock of record at the close of business on January 19, 1996.

On April 2, 1996, the Board of Directors increased the Company's annual common dividend to $1.44 per share from $1.36 per share starting the second quarter of 1996. The increased dividend is payable on May 15, 1996 to shareholders of common stock of record at the close of business on April 19, 1996.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






PACIFIC ENTERPRISES
- -------------------
   (Registrant)




/s/ Ralph Todaro
- -----------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)


Date: May 7, 1996