Form 10-Q
period 1996-06-30
PACIFIC ENTERPRISES INC
filed 1996-07-26
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996
                              -------------------------------------

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

The number of shares of common stock outstanding on June 30, 1996 was 84,965,121.


                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                          (Dollars are in Millions
                          except per share amounts)


                                        Three Months Ended  Six Months Ended
                                             June 30            June 30
                                        ------------------  ----------------
                                           1996    1995      1996    1995
                                          ------  ------    ------  ------
                                                     (Unaudited)

Revenues and Other Income:
 Operating revenues                         $560    $599    $1,191   1,217
 Other                                         6      10        12      18
                                            ----    ----    ------  ------
     Total                                   566     609     1,203   1,235
                                            ----    ----    ------  ------
Expenses:
 Cost of gas distributed                     128     166       363     384
 Operating expenses                          225     251       414     456
 Depreciation and amortization                64      61       126     121
 Franchise payments and other taxes           21      21        51      52
 Preferred dividends of a subsidiary           2       3         5       6
                                            ----    ----    ------  ------
     Total                                   440     502       959   1,019
                                            ----    ----    ------  ------
Income from Operations
 Before Interest and Taxes                   126     107       244     216
Interest                                      24      28        51      57
                                            ----    ----    ------  ------
Income from Operations
 Before Income Taxes                         102      79       193     159
Income Taxes                                  46      34        86      69
                                            ----    ----    ------  ------
Net Income                                    56      45       107      90
Dividends on Preferred Stock                   1       3         3       6
Preferred stock original issue discount                          2
                                            ----    ----    ------  ------
Net Income Applicable to
 Common Stock                               $ 55    $ 42    $  102  $   84
                                            ====    ====    ======  ======

Net Income per Share of Common Stock        $.67    $.51     $1.23   $1.03
                                            ====    ====     =====    ====

Dividends Declared per Share of
 Common Stock                               $.72    $.68     $1.06   $1.00
                                            ====    ====     =====    ====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)           82,605  82,230    82,546  82,179
                                          ======  ======    ======  ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)

                                           June 30    December 31
                                            1996          1995
                                         ----------   -----------
                                         (Unaudited)


Property, Plant and Equipment               $5,995       $5,909
  Less Accumulated Depreciation and
    Amortization                             2,750        2,627
                                            ------       ------
      Total property, plant and
        equipment-net                        3,245        3,282
                                            ------       ------
Current Assets:
  Cash and cash equivalents                    149          351
  Accounts receivable (less allowance
    for doubtful receivables of
    $20 million at June 30,1996 and
    $19 million at December 31, 1995)          307          423
  Income taxes receivable                        8           18
  Deferred income taxes                         60           17
  Gas in storage                                21           55
  Other inventories                             24           22
  Regulatory accounts receivable               149          246
  Prepaid expenses                              15           38
                                            ------       ------
      Total current assets                     733        1,170
                                            ------       ------

Other Investments                              105           53

Other Receivables                               17           18

Regulatory Assets                              624          645

Other Assets                                    96           91
                                            ------       ------
      Total                                 $4,820       $5,259
                                            ======       ======





See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                            (Millions of Dollars)

                                             June 30      December 31
                                              1996           1995
                                           ---------      -----------
                                          (Unaudited)
Capitalization:
  Shareholders' equity:
    Capital stock
      Remarketed preferred                   $              $  108
      Preferred                                  80             80
      Common                                  1,115          1,111
                                             ------         ------
        Total capital stock                   1,195          1,299
    Retained earnings, after elimination
      of accumulated deficit of
      $452 million against common stock
      at December 31, 1992 as part of
      quasi-reorganization                      250            236
    Deferred compensation relating to
      Employee Stock Ownership Plan             (51)           (52)
                                             ------         ------
Total shareholders' equity                    1,394          1,483
  Preferred stocks of a subsidiary               95            195
  Long-term debt                              1,194          1,241
  Debt of Employee Stock Ownership Plan         130            130
                                             ------         ------
          Total capitalization                2,813          3,049
                                             ------         ------
Current Liabilities:
  Short-term debt                               136            234
  Accounts payable                              392            476
  Other taxes payable                            17             47
  Long-term debt due within one year             22            100
  Accrued interest                               28             44
  Other                                         126             64
                                             ------         ------
        Total current liabilities               721            965
                                             ------         ------
Long-Term Liabilities                           221            232
Customer Advances for Construction               46             47
Postretirement Benefits Other than Pensions     229            235
Deferred Income Taxes                           315            246
Deferred Investment Tax Credits                  66             67
Other Deferred Credits                          409            418
                                             ------         ------
        Total                                $4,820         $5,259
                                             ======         ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)
                                                      Six Months Ended
                                                          June 30
                                                    -------------------
                                                     1996         1995
                                                    ------       ------
                                                        (Unaudited)

Cash Flows from Operating Activities:
  Net Income                                        $ 107        $  90
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                   126          121
      Deferred income taxes                            11           14
      Other                                           (26)           2
      Net change in other working capital
        components                                    202          348
                                                    -----        -----
          Net cash provided by operating
            activities                                420          575
                                                    -----        -----

Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                         (86)         (99)
  Increase in other investments                       (52)          (4)
  Decrease in other receivables, regulatory
     assets and other assets                            5           38
                                                    -----        -----
           Net cash used in investing activities     (133)         (65)
                                                    -----        -----
Cash Flows from Financing Activities:
  Sale of common stock                                  4            4
  Redemption of preferred stock                      (208)         (30)
  Decrease in long-term debt                         (125)        (105)
  Decrease in short-term debt                         (98)        (194)
  Common dividends paid                               (59)         (54)
  Preferred dividends paid                             (3)          (6)
                                                    -----        -----
          Net cash used in financing activities      (489)        (385)
                                                    -----        -----
Increase (Decrease) in Cash and Cash Equivalents     (202)         125
Cash and Cash Equivalents, January 1                  351          287
                                                    -----        -----
Cash and cash equivalents, June 30                  $ 149        $ 412
                                                    =====        =====
Supplemental Disclosure of Cash Flow
  Information:
    Cash paid during the period for:
        Interest (net of amount capitalized)        $ 67        $  63
        Income taxes                                $ 77        $ 110

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


2. CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, Pacific Enterprises (Company) completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's retailing operations and substantially all of its oil and gas exploration and production business. In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of June 30, 1996, the provisions previously established for these matters are adequate.


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


CONSOLIDATED

Net income for the three months ended June 30, 1996 was $56 million, or $.67 per common share, compared to $45 million, or $.51 per common share in 1995. Net income for the six months ended June 30, 1996 was $107 million , or $1.23 per common share compared to $90 million or $1.03 per common share in 1995.

The increase for the six months is due primarily to two favorable settlements totaling $13.6 million after-tax or $.16 per share. One settlement is from gas producers for $5.6 million, after-tax, for damages incurred to Company and customer equipment as a result of impure gas supplies and the other reflects the resolution of environmental insurance claims which benefited earnings by $8 million, after-tax. Also having an impact on earnings per share was a $2.4 million non-recurring reduction to reflect underwriting discounts related to the original issuance of preferred stock repurchased during the first quarter.

Additionally, 1995 results included a charge of $4 million, after-tax, for the resolution of certain power sales contract issues at Pacific Energy.

The weighted average number of shares of common stock outstanding in the second quarter of 1996 remained relatively unchanged from the second quarter of 1995 at 82.6 million shares.


SOCALGAS AND RELATED OPERATIONS

Net income includes income of SoCalGas for the second quarter of 1996 of $30 million, compared to $50 million for the same period in 1995. For the six months ended June 30, 1996, SoCalGas' income was $84 million compared to $98 million for the same period in 1995. Excluding non-recurring items (described below), results were approximately even with last year.

SoCalGas' earnings decreased primarily due to a one time non-cash charge of $26.6 million, after-tax, related to the Comprehensive Settlement of excess gas costs and other regulatory matters.

As part of the Comprehensive Settlement which resolved future excess gas cost issues, the CPUC ruled that rates charged to noncore customers for the five-year period ending August 1, 1999 will be based on actual volumes delivered in 1991. SoCalGas was permitted to retain any revenue enhancements from throughput exceeding these levels subject to a crediting mechanism for revenues in excess of certain limits. SoCalGas estimated the amount of these future revenue enhancements and applied them to reduce the 1993 charge for the Comprehensive Settlement.

As a result of continuing developments in the CPUC's regulatory restructuring of the electric utility industry, SoCalGas now anticipates that throughput to noncore customers will decline from levels projected at the time of the Comprehensive Settlement. Consequently, it believes it will not realize the remaining revenue enhancements that were applied to offset the costs of the Comprehensive Settlement and has charged that amount to revenues resulting in a reduction in earnings of $26.6 million, after-tax. In connection with the 1992 quasi-reorganization, PE established a reserve for excess gas costs and consequently, the charge to SoCalGas income has no effect on consolidated income. The assets and liabilities of SoCalGas were not adjusted in connection with the quasi-reorganization in 1992, since it is a regulated entity whose assets and liabilities, for the most part, are recorded on the basis of future rate recovery.

This reduction was partially offset by $13.6 million after-taxes, representing one-time favorable settlements. One settlement is from gas producers, and the other reflects the resolution of environmental insurance claims.

In the first six months of 1996, noncore throughput fell below levels used by the CPUC in establishing rates as a result of UEG customers being able to purchase abundant, inexpensive hydro-generated electricity produced as a result of abnormally high snow and rainfall this winter. This negatively impacted net income by $5.1 million, after-tax. Also having a negative effect on earnings was the decrease in the rate of return on common equity from 12.0 percent in 1995 to 11.6 percent in 1996. Both of these were offset by reductions in operation and maintenance expenses.

SoCalGas' operating revenues, excluding the adjustment for the Comprehensive Settlement (described above), for the three and six months ended June 30, 1996 decreased $35 million and $20 million, respectively, when compared to the same period in 1995. Core revenues decreased compared to last year; however, under the current regulatory framework, changes in revenue resulting from changes in core volumes and cost of gas delivered to the core market do not affect net income. SoCalGas is at risk for reductions in noncore volumes and revenues below those used by the CPUC in establishing rates; therefore, decreases in the UEG throughput due to the availability of inexpensive hydro-generated electricity, resulted in a $5.1 million negative impact on net income.

Operating and maintenance expenses for the three and six months ended June 30, 1996 decreased $14 million and $27 million, respectively, when compared to 1995. The decrease is primarily due to a $9.5 million pre-tax ($5.6 million after-tax) settlement from gas producers for damages incurred to Company and customer equipment resulting from impure gas supplies and other reductions in operating and maintenance expenses.


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

SoCalGas' purchased gas costs were $12.4 million below the specified Gas Cost Incentive Mechanism (GCIM) benchmark for the period April 1995 to March 1996. A filing has been made with the CPUC requesting a $6.2 million reward for shareholders under the procurement portion of the incentive mechanism.

SoCalGas enters into gas futures contracts in the open market on a limited basis. SoCalGas' intention is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.


FACTORS INFLUENCING FUTURE PERFORMANCE. Under current ratemaking policies, future SoCalGas net income and cash flow will be determined primarily by the allowed rate of return on common equity, changes to authorized rate base, noncore market pricing and the variance in gas volumes delivered to noncore customers versus those used by the CPUC in establishing rates and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates.

Future regulatory restructuring, increased competitiveness in the industry, and the electric industry restructuring will also affect SoCalGas' future performance. SoCalGas has filed a "Performance Based Regulation" (PBR) application with the CPUC to replace the general rate case and certain other regulatory proceedings. This new approach would maintain cost based rates, but would link financial performance with changes in productivity. In May 1996, SoCalGas submitted a supplemental PBR filing to the CPUC proposing that customer rates be reduced by approximately $61.2 million, or 4% from current levels. If approved, PBR would be implemented some time after January 1, 1997.

In March 1996, SoCalGas filed its 1996 Biennial Cost Allocation Proceeding with the CPUC. In its filing, SoCalGas is seeking a total rate reduction of

$138 million. The rate reduction reflects amounts previously collected in rates, but not expended for conservation programs, research and development programs and purchased gas costs. A CPUC decision is expected in the fourth quarter.

SoCalGas' earnings for 1996 are being affected by the decrease in the authorized rate of return on common equity, reflecting the overall decrease in cost of capital. For 1996, SoCalGas is authorized to earn a rate of return on rate base of 9.42 percent and a rate of return on common equity of
11.6 percent compared to 9.67 percent and 12.00 percent, respectively, in 1995. A change in return on equity of 1 percent (100 basis points) impacts net income by approximately $13 million. The CPUC has also authorized an increase in the equity component of SoCalGas' capital structure to 47.4 percent in 1996 from 47.0 percent in 1995. The 40 basis point increase in the equity component should add between $1 million to $2 million to earnings. Rate base is expected to decline slightly from the level in 1995.

On May 8, 1996, SoCalGas filed a request with the CPUC for the 1997 cost of capital. SoCalGas requested an authorized return on common equity of 11.95 percent and a 9.74 percent return on rate base. Also requested in the filing was a 60 basis point increase in SoCalGas' authorized common equity ratio to
48.0 percent. The CPUC is expected to issue its decision in the fourth quarter of 1996.

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

Most field, clerical and technical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. An agreement covering these approximately 5,200 employees relating to wages, hours and working conditions expired on March 31, 1996. Negotiations related to a new contract are ongoing. In June, a union decertification petition was filed with the National Labor Relations Board (NLRB) by members of the SoCalGas unions. To date, the NLRB has not ruled on the petition or set a time for the decertification election.

For additional information, see the discussion under the caption "Management Discussion and Analysis - Factors Influencing Future Performance" in the Company's 1995 Form 10-K.

PARENT COMPANY AND OTHER SUBSIDIARIES

Parent company expense for the three and six months ended June 30, 1996, was $1.5 million and $2.5 million, respectively. This compares to expense of $2.0 million and $4.0 million for the same periods in 1995.

On April 10, Pacific Enterprises International (PEI) completed an acquisition of a 12.5 percent interest in two utility holding companies that control natural gas distribution utilities in Argentina. The acquisition price was $48.5 million. These utilities in central and southern Argentina deliver about 625 million cubic feet of gas per day to one million customers. PEI has a role in managing the utility operations. On May 10, 1996, PEI received a $2.1 million dividend (pre-tax) from the utility holding companies.

PEI also has formed a partnership with San Diego Gas & Electric Co. and Proxima, S.A. de C.V. to build and operate natural gas distribution networks in Mexico. In June 1996, the partnership submitted a bid to win the right to build a gas distribution system in Mexicali, Mexico. PEI and its partners are one of four consortia submitting bids. The outcome of the bidding process will not be known until August 1996.


CAPITAL EXPENDITURES

Capital expenditures were $86 million and $99 million for the six months ended June 30 1996 and 1995, respectively. Capital expenditures are estimated to be $235 million in 1996, and will be financed primarily by internally generated funds.


LIQUIDITY AND DIVIDENDS

Cash and cash equivalents at June 30, 1996 were $149 million, all of which is non-utility cash. This cash is available for investment in new energy-related projects, repurchase of common and preferred stock, the retirement of debt and other corporate purposes during the next few years. Regulatory accounts receivable decreased $97 million, reflecting the recovery through rates of amounts undercollected in prior periods. Cash flows generated during the first six months together with cash on hand were primarily utilized for a preferred stock repurchase of $210 million, payment of commercial paper of $150 million and payment of $67 million of Swiss Franc bonds.

Of the preferred stock redeemed, $110 million was Parent Remarketed, Series A preferred stocks, $50 million was SoCalGas Series A Flexible Auction preferred stock and $50 million was SoCalGas Series C Flexible Auction preferred stock. In connection with the redemption of the Remarketed preferred stock, the Company recorded a $2.4 million non-recurring reduction to earnings per share to reflect the original issue underwriting discount.

On April 30, 1996, investors put back $67 million of SoCalGas perpetual Swiss Franc bonds representing 90% of the total $75 million outstanding. The next available put date for the outstanding balance is the year 2006.

In April, the Board of Directors authorized the buyback of up to 4.25 million shares of PE's common stock representing approximately 5% of outstanding shares over a two-year period. As of June 30, 1996, the Company has not repurchased any shares under this program.

On June 4, 1996, the Company declared a regular quarterly dividend of 36 cents per share, payable on August 15, 1996 to shareholders of common stock of record at the close of business July 19, 1996.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PACIFIC ENTERPRISES
- -------------------
   (Registrant)



- -----------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)

Date: July 26, 1996