Form 10-Q
period 1996-09-30
PACIFIC ENTERPRISES INC
filed 1996-11-07
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                              -------------------------------------

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

The number of shares of common stock outstanding on November 1, 1996 was 85,049,010.


                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                          (Dollars are in Millions
                          except per share amounts)

                                        Three Months Ended  Nine Months Ended
                                           September 30        September 30
                                        ------------------  -----------------
                                           1996    1995      1996    1995
                                          ------  ------    ------  ------
                                                     (Unaudited)

Revenues and Other Income:
 Operating revenues                         $596    $528    $1,787  $1,745
 Other                                         4       8        16      26
                                            ----    ----    ------  ------
     Total                                   600     536     1,803   1,771
                                            ----    ----    ------  ------
Expenses:
 Cost of gas distributed                     185     147       548     531
 Operating expenses                          217     188       631     644
 Depreciation and amortization                66      60       192     181
 Franchise payments and other taxes           22      23        73      75
 Preferred dividends of a subsidiary           1       3         6       9
                                            ----    ----    ------  ------
     Total                                   491     421     1,450   1,440
                                            ----    ----    ------  ------
Income from Operations
 Before Interest and Taxes                   109     115       353     331
Interest                                      25      27        76      84
                                            ----    ----    ------  ------
Income from Operations
 Before Income Taxes                          84      88       277     247
Income Taxes                                  36      41       122     110
                                            ----    ----    ------  ------
Net Income                                    48      47       155     137
Dividends on Preferred Stock                   1       2         4       8
Preferred stock original issue discount                          2
                                            ----    ----    ------  ------
Net Income Applicable to
 Common Stock                               $ 47    $ 45    $  149  $  129
                                            ====    ====    ======  ======
Net Income per Share of Common Stock        $.57    $.55     $1.80   $1.57
                                            ====    ====     =====   =====
Dividends Declared per Share of
 Common Stock                               $       $        $1.06   $1.00
                                            ====    ====     =====   =====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)           82,758  82,320    82,618  82,227
                                          ======  ======    ======  ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)

                                        September 30  December 31
                                            1996          1995
                                         ----------   -----------
                                         (Unaudited)


Property, Plant and Equipment               $6,036       $5,909
  Less Accumulated Depreciation and
    Amortization                             2,809        2,627
                                            ------       ------
      Total property, plant and
        equipment-net                        3,227        3,282
                                            ------       ------
Current Assets:
  Cash and cash equivalents                    180          351
  Accounts receivable (less allowance
    for doubtful receivables of
    $19 million at September 30,1996 and
    $19 million at December 31, 1995)          272          423
  Income taxes receivable                       34           18
  Deferred income taxes                         77           17
  Gas in storage                                20           55
  Other inventories                             24           22
  Regulatory accounts receivable               265          246
  Prepaid expenses                              18           38
                                            ------       ------
      Total current assets                     890        1,170
                                            ------       ------

Other Investments                              108           53

Other Receivables                               16           18

Regulatory Assets                              621          645

Other Assets                                    96           91
                                            ------       ------
      Total                                 $4,958       $5,259
                                            ======       ======


See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                            (Millions of Dollars)

                                          September 30    December 31
                                              1996           1995
                                           ---------      -----------
                                          (Unaudited)
Capitalization:
  Shareholders' equity:
    Capital stock
      Remarketed preferred                   $              $  108
      Preferred                                   80            80
      Common                                   1,117         1,111
                                             -------        ------
        Total capital stock                    1,197         1,299
    Retained earnings, after elimination
      of accumulated deficit of
      $452 million against common stock
      at December 31, 1992 as part of
      quasi-reorganization                       297           236
    Deferred compensation relating to
      Employee Stock Ownership Plan              (50)          (52)
                                             -------        ------
Total shareholders' equity                     1,444         1,483
  Preferred stocks of a subsidiary                95           195
  Long-term debt                               1,166         1,241
  Debt of Employee Stock Ownership Plan          130           130
                                             -------        ------
          Total capitalization                 2,835`        3,049
                                             -------        ------
Current Liabilities:
  Short-term debt                                193           234
  Accounts payable                               390           476
  Other taxes payable                             31            47
  Long-term debt due within one year              24           100
  Accrued interest                                44            44
  Other                                           99            64
                                             -------        ------
        Total current liabilities                781           965
                                             -------        ------
Long-Term Liabilities                            219           232
Customer Advances for Construction                44            47
Postretirement Benefits Other than Pensions      230           235
Deferred Income Taxes                            367           246
Deferred Investment Tax Credits                   65            67
Other Deferred Credits                           417           418
                                             -------        ------
        Total                                 $4,958        $5,259
                                             =======        ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)
                                                    Nine Months Ended
                                                       September 30
                                                    -------------------
                                                     1996         1995
                                                    ------       ------
Cash Flows from Operating Activities:                  (Unaudited)
  Net Income                                        $ 155        $ 137
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                   192          181
      Deferred income taxes                             7           27
      Other                                           (34)         (27)
      Net change in other working capital
        components                                    175          363
                                                    -----        -----
          Net cash provided by operating
            activities                                495          681
                                                    -----        -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                        (127)        (150)
  Increase in other investments                       (55)          (4)
  Decrease in other receivables, regulatory
     assets and other assets                            4           29
                                                    -----        -----
           Net cash used in investing activities     (178)        (125)
                                                    -----        -----
Cash Flows from Financing Activities:
  Sale of common stock                                  6            4
  Redemption of preferred stock                      (208)         (30)
  Decrease in long-term debt                         (151)        (164)
  Decrease in short-term debt                         (41)        (194)
  Common dividends paid                               (88)         (83)
  Preferred dividends paid                             (6)          (8)
                                                    -----        -----
          Net cash used in financing activities      (488)        (475)
                                                    -----        -----
Increase (Decrease) in Cash and Cash Equivalents     (171)          81
Cash and Cash Equivalents, January 1                  351          287
                                                    -----        -----
Cash and cash equivalents, September 30             $ 180        $ 368
                                                    =====        =====
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
        Interest (net of amount capitalized)        $  75        $  82
                                                    =====        =====
        Income taxes                                $ 116        $ 137
                                                    =====        =====
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   MERGER AGREEMENT WITH ENOVA CORPORATION

On October 14, 1996, Pacific Enterprises (Company) and Enova Corporation (Enova), the parent company of San Diego Gas & Electric, announced that their Boards of Directors had unanimously approved a business combination of the two companies in a strategic merger of equals in a tax-free transaction to be accounted for as a pooling of interests. As a result of the combination, the Company and Enova will become subsidiaries of a new holding company and their common shareholders will become shareholders of the new holding company. PE common shareholders will receive 1.5038 shares of new holding company stock for each of their shares of PE common stock and Enova common shareholders will receive one share of the new holding company common stock for each of their shares of Enova common stock. Preferred stock of Pacific Enterprises, Southern California Gas Company and San Diego Gas and Electric will remain outstanding. The new company will be incorporated in California and will be exempt from the Public Utility Holding Company Act as an intrastate holding company.

The merger is subject to approval by the Company's and Enova's shareholders and approval by governmental and regulatory agencies including the California Public Utility Commission, Federal Energy Regulatory Commission, Securities and Exchange Commission, and Department of Justice. Approval of the merger is expected to occur in late 1997. In the interim, the Company and Enova Corporation intend to form a joint venture to provide integrated energy and energy related products and services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3. CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, the Company completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's retailing operations and substantially all of its oil and gas exploration and production business.

In   connection  with  the  divestitures,  the  Company  effected  a   quasi-
reorganization for financial reporting purposes effective December 31, 1992.

Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of September 30, 1996, the provisions previously established for these matters are adequate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING COMMENTS

The following discussion includes forward-looking statements with respect to matters inherently involving various risks and uncertainties. These statements are identified by the words "estimates", "expects", "anticipates", "plans", "believes" and similar expressions.

The analyses employed to develop these statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, weather conditions, business decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pacific Enterprises (Company). Accordingly, while the Company believes that the assumptions upon which the forward-looking statements are based, are reasonable for purposes of making these statements, there can be no assurance that these assumptions will approximate actual experience or that the expectations set forth in the forward-looking statements derived from these assumptions will be realized.

SUMMARY

The  Company  reported consolidated net income of $48 million  in  the  third
quarter   of  1996  compared  to  $47 million  in  the third quarter of 1995.

Consolidated earnings continue to reflect the positive results of the Company's primary subsidiary, the Southern California Gas Company (SoCalGas). SoCalGas' net income for the quarter is slightly above results from a year ago although its authorized return on equity for 1996 is 11.6 percent, down from 12 percent a year ago. Additionally, SoCalGas also is absorbing a 3 percent productivity factor as part of a prior regulatory settlement. The results reflect continued operating efficiency and reduced capital investment.

A settlement was reached by SoCalGas, major energy consumers, other major energy utilities, and the Public Utilities Commission's Office of Ratepayer Advocates (ORA) on SoCalGas' 1997 cost of capital proceedings. Return on equity will remain at 11.6 percent for 1997 and the common equity component of the capital structure will increase to 48.0 percent from 47.4 percent authorized in 1996. The increase in the common equity component could potentially add $2 million to earnings for SoCalGas in 1997. An administrative law judge (ALJ) of the California Public Utility Commission
(CPUC) has ruled in favor of the cost of capital settlement.

SoCalGas  is continuing its efforts to implement Performance Based Ratemaking
(PBR) in regulatory proceedings before the CPUC. If approved by the CPUC, PBR rates will be implemented sometime during the last half of 1997.

A contract agreement on wages and working conditions was reached with SoCalGas' represented workers, which comprise approximately 73% of the full time active workforce, in September 1996.

In August, Pacific Enterprises International and its two partners were awarded Mexico's first natural gas privatization license, allowing the consortium to build and operate a natural gas distribution system in Mexicali.

Finally, the Company and Enova Corporation, the parent company of San Diego Gas & Electric announced that their Boards of Directors had unanimously approved a business combination of the two companies in a strategic merger of equals in a tax free transaction to be accounted for as a pooling of interests. See additional discussion in Note 1 to the Financial Statements.

CONSOLIDATED

Net income for the three months ended September 30, 1996 was $48 million, or $.57 per common share, compared to $47 million, or $.55 per common share in 1995.

Net income for the nine months ended September 30, 1996 was $155 million, or $1.80 per common share compared to $137 million or $1.57 per common share in 1995.

The increase for the nine months is due primarily to two favorable settlements totaling $13.6 million after-tax or $.16 per share and additional operating and maintenance expense savings at SoCalGas. One settlement is from gas producers for $5.6 million, after-tax, for damages incurred to Company and customer equipment as a result of impure gas supplies and the other reflects the resolution of environmental insurance claims which benefited earnings by $8 million, after-tax. Also having an impact on earnings per share was a $2.4 million non-recurring reduction to reflect underwriting discounts related to the original issuance of preferred stock repurchased during the first quarter.

Additionally, 1995 results included a charge of $4 million, after-tax, for the resolution of certain power sales contract issues at Pacific Energy.

The effective tax rate for the third quarter 1996 was 42.9% compared to 46.9% for the comparable period in 1995. The tax rate for the nine months ended September 30, 1996 and 1995 was 44.1% and 44.5% respectively. The lower 1996 tax rate reflects the impact of several favorable tax settlements. It is the policy of the Company to review the effective tax rate on a quarterly basis and make adjustments as necessary to achieve the anticipated full year tax rate.

The weighted average number of shares of common stock outstanding in the third quarter of 1996 remained relatively unchanged from the third quarter of 1995 at 82.8 million shares.

A more detailed discussion of current period results can be found in the business segment information that follows.

OPERATING REVENUES         Three Months Ended            Nine Months Ended
($ in Millions)               September 30                  September 30
                       1996      1995   % Change      1996    1995  % Change
                       ----------------------------------------------------
Utility                $575      $505       14%     $1,692  $1,690       -
Energy Mgmt. Svcs        64        53       21         160     155       3%
International                       1      n/m                   1      n/m
Parent & Other *          4         2      n/m          55       3      n/m
                       ----------------------------------------------------
                        643       561       15       1,907   1,849        3
Less: Intersegment       47        33       42         120     104       15
                       ----------------------------------------------------
                       $596      $528       13%     $1,787  $1,745       2%
                       ====================================================
NET INCOME                Three Months Ended            Nine Months Ended
($ in Millions)              September 30                  September 30
                       1996      1995   % Change      1996    1995  % Change
                       ----------------------------------------------------
Utility                 $51       $48        6%       $136    $146      (7%)
Energy Mgmt. Svcs         3         5      n/m           6      (2)     n/m
International            (2)       (1)     n/m          (3)     (1)     n/m
Parent & Other *         (4)       (5)     n/m          16      (6)     n/m
                       ----------------------------------------------------
                        $48       $47        2%       $155    $137      13%
                       ====================================================
* Includes consolidating entries
n/m - not meaningful

SOCALGAS OPERATIONS

Consolidated net income includes income of SoCalGas for the third quarter of 1996 of $51 million, compared to $48 million for the same period in 1995.
For the nine months ended September 30, 1996, SoCalGas' income was $136 million compared to $146 million for the same period in 1995. Excluding non-recurring items (described below), results for the nine months were approximately even with last year.

SoCalGas' year-to-date earnings decreased primarily due to a one time non-cash charge in the second quarter of $26.6 million, after-tax, related to the Comprehensive Settlement of excess gas costs and other regulatory matters. (See additional discussion of the non-cash charge below).

This reduction was partially offset by $13.6 million after-taxes, representing one-time favorable settlements. One settlement is from gas producers, and the other reflects the resolution of environmental insurance claims.

Year-to-date results were also reduced by $6.6 million, after-tax, due to lower noncore revenues and throughput. In the first nine months of 1996, noncore throughput fell below levels used by the CPUC in establishing rates as a result of Utility Electric Generation (UEG) customers being able to purchase abundant, inexpensive hydro-generated electricity produced due to abnormally high snow and rainfall last winter. Also having a negative effect on earnings was the decrease in the rate of return on common equity from 12.0 percent in 1995 to 11.6 percent in 1996. Both of these were offset by lower than authorized operation and maintenance expenses.

The table below compares SoCalGas' throughput and revenues by customer class for the nine months ended September 30, 1996 and 1995.

($ in Millions,     Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1996:
Residential        159     $1,118         2       $  6       161      $1,124
Comm'l/Ind'l.       61        351       215        173       276         524
Utility Elec.                           109         61       109          61
Wholesale                                94         48        94          48
Exchange                                  4                    4
               -------------------------------------------------------------
Total in Rates     220     $1,469       424       $288       644       1,757
Bal. & Other                                                             (65)
Total  Op. Rev.                                                        $1,692
======
1995:
Residential        172     $1,254         2       $  5       174      $1,259
Comm'l/Ind'l.       75        443       185        146       260         589
Utility Elec.                           168         92       168          92
Wholesale            4          7        95         41        99          48
Exchange                                 10          1        10           1
               -------------------------------------------------------------
Total in Rates     251     $1,704       460       $285       711       1,989
Bal. & Other                                                            (299)
Total Op. Rev.                                                        $1,690
                                                                      ======

PAGE>PAGE 11

Operating revenue increased $70 million and $2 million for the three and nine months ended September 30, 1996, respectively. The increase in operating revenues for the quarter is primarily due to higher gas costs and higher operating and maintenance expense in the quarter. Since these costs are recoverable in rates, they are also recorded as revenues resulting in increased revenues in 1996 (see Note 2 - Notes to Condensed Consolidated Financial Statements [unaudited] for a discussion of accounting policies).

As part of the Comprehensive Settlement which resolved future excess gas cost issues, the CPUC ruled that rates charged to noncore customers for the five-year period ending August 1, 1999 would be based on actual volumes delivered in 1991. SoCalGas was permitted to retain any revenue enhancements from throughput exceeding these levels subject to a crediting mechanism for revenues in excess of certain limits. SoCalGas estimated the amount of these future revenue enhancements and applied them to reduce the 1993 charge for the Comprehensive Settlement.

Due to continuing developments in the CPUC's regulatory restructuring of the electric utility industry, SoCalGas now anticipates that future throughput to noncore customers will not meet levels projected in 1993 at the time of the Comprehensive Settlement. Consequently, it believes it will not realize the remaining revenue enhancements that were applied to offset the costs of the Comprehensive Settlement and in the second quarter charged that amount to revenues resulting in a reduction in earnings of $26.6 million after-tax. In connection with the 1992 quasi-reorganization, the Company established a reserve for excess gas costs and consequently, the charge to SoCalGas' income had no effect on consolidated income. The assets and liabilities of SoCalGas were not adjusted in connection with the quasi-reorganization in 1992, since it is a regulated entity whose assets and liabilities, for the most part, are recorded on the basis of future rate recovery. While the
Company is not pleased that the cost of the Comprehensive Settlement is greater than originally estimated, the Company continues to believe that this is a good settlement which enhances SoCalGas' competitive position.

Throughput, the total gas sales and transportation volumes moved through SoCalGas' system, decreased in 1996 as a result of lower demands, primarily by UEG customers. This was the result of an abundance of inexpensive hydro-electricity. The availability of hydro-generated electricity has been declining through the third quarter and is now closer to normal levels.

Cost  of gas distributed was $201 million and $594 million for the three  and nine months ended September 30, 1996. This represents an increase of $37 million and $18 million compared to the same periods in 1995, respectively. The increase is primarily due to an increase in the average cost of gas purchased to $1.78 per million cubic feet (MCF) for the third quarter of 1996 compared to $1.58 per MCF for the third quarter of 1995. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating and maintenance expenses for the three and nine months ended September 30, 1996 increased $24 million and decreased $3 million, respectively, when compared to 1995. As a result of the completion of the Company's reorganization to business units on July 1, 1995, certain expenses were not incurred in the third quarter 1995 as originally planned, but, were incurred later in the year. Also, a lump sum bonus totaling $5.7 million was paid to represented employees in September 1996 as a result of the union contract signing.

Depreciation and amortization expense increased $6 million and $11 million for the three and nine months ended September 30, 1996, respectively, when compared to 1995. The increase is partially due to the completion and installation of the Customer Information System in April 1996 which was capitalized at $65 million and has a ten-year life.


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

SoCalGas' purchased gas costs were $12.4 million below the specified GCIM benchmark for the period April 1995 to March 1996. A filing has been made with the CPUC requesting a $6.2 million reward for shareholders under the procurement portion of the incentive mechanism. The reward amount will be recognized in income when a final CPUC decision has been issued.

SoCalGas enters into gas futures contracts in the open market on a limited basis. SoCalGas' intention is to use gas futures contracts to mitigate risk and better manage gas costs. The CPUC has approved the use of gas futures for managing risk associated with the GCIM.


REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE

Future regulatory restructuring, increased competitiveness in the industry, and the electric industry restructuring will affect SoCalGas' future performance. SoCalGas has filed a "Performance Based Regulation" (PBR) application with the CPUC to replace the general rate case and certain other regulatory proceedings. This new approach, if adopted as filed, would maintain cost based rates at inflation less a productivity factor, but would link financial performance with changes in productivity, increased gas usage, and new products and services. In May 1996, SoCalGas submitted a supplemental PBR filing to the CPUC proposing that customer rates be reduced by approximately $62 million, or 4% from current levels.

In a report issued in October 1996, the ORA proposed an additional $162 million rate reduction. It is expected a number of these proposed disallowances will be overturned due to possible errors in the ORA's assumptions and calculations. Other areas of disallowances would result in discontinuance of programs, which, if approved, would result in no negative impact on SoCalGas' earnings.

While it is not the Company's policy to predict the ultimate outcome of regulatory proceedings, given the nature of the proposed disallowances and SoCalGas' ability to manage its business within the constraints of the regulatory environment, the Company does not believe that the proposed rate reduction will have a materially negative impact on its earnings. Per the procedural schedule adopted by the CPUC, open hearings on the application are scheduled to begin in mid-November. A final decision would then be expected in the summer of 1997.

In March 1996, SoCalGas filed its 1996 Biennial Cost Allocation Proceeding with the CPUC. In its filing, SoCalGas is seeking a total rate reduction of $138 million. The rate reduction reflects amounts previously collected in rates, but not expended for conservation programs, research and development programs and purchased gas costs. A CPUC decision is expected in the fourth quarter.

In August 1996, a settlement was reached by SoCalGas, major energy consumers, other major energy utilities, and the ORA on SoCalGas' 1997 cost of capital. The settlement, which avoided potential costly administrative hearings, allows SoCalGas an authorized return on common equity of 11.6 percent and a
9.49 percent return on rate base. Also allowed was a 60 basis point increase in SoCalGas' authorized common equity ratio to 48.0 percent. The increase in the common equity component will potentially add $2 million to earnings for SoCalGas in 1997. An ALJ has issued a ruling in support of the cost of capital settlement. The CPUC is expected to issue its decision in the fourth quarter of 1996.

As discussed in the 1995 Form 10-K, existing interstate pipeline capacity into California exceeds current demand by over 1 billion cubic feet per day. Costs of unsubscribed capacity may be charged back to firm customers. However, the Federal Energy Regulatory Commission (FERC) has approved a settlement with Transwestern which calls for firm customers, including SoCalGas, to subsidize unsubscribed pipeline costs for a five-year period with Transwestern assuming full responsibility after that time. A settlement was also reached with El Paso, in which customers, including SoCalGas, will pay for a portion of the unused capacity. The customers may also receive credits from El Paso for unused capacity sold. The settlement is for a ten-year period and is awaiting approval by the FERC. SoCalGas expects a ruling will be issued in the first half of 1997.

OTHER UTILITY ACTIVITY

Approximately 5,500 field, clerical and technical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. In June, a union decertification petition was filed with the National Labor Relations Board (NLRB) by members of the Company's unions. The petition was withdrawn by the represented employees supporting the petition drive in August 1996.

In September 1996, SoCalGas' represented employees approved a new contract on wages and working conditions which will expire on March 31, 1998. This agreement provides the basis for a constructive working relationship between SoCalGas and the Unions to better address business issues. Key provisions give SoCalGas the flexibility to create a multi-skilled workforce through reclassification and training, the right to establish management-employee teams to address proficiency and the right to outsource noncore functions such as billings, all of which enhance SoCalGas' ability to be more competitive. Full time represented employees have employment security for the duration of the contract. Additionally, these employees received a 2.7 percent lump sum signing bonus in September 1996 which totaled $5.7 million.

For  additional information, see the discussion under the caption "Management
Discussion   and  Analysis - Factors Influencing Future Performance"  in  the
Company's 1995 Form 10-K.


ENERGY MANAGEMENT SERVICES

Operating revenue was $64 million and $160 million for the three and nine months ended September 30, 1996. This represents an increase of $11 million and $5 million from results in 1995. The increase for the quarter is primarily due to higher current year gas prices at Pacific Interstate partially offset by lower contract rates at Pacific Energy.

Net income of Energy Management Services (EMS) was $6 million in 1996 compared to a loss of $2 million in 1995. The improved financial result is primarily due to a 1995 nonrecurring charges of $4 million after-tax for certain power sales contract restructuring issues and $4 million for the write-down of certain assets. This improvement is partially offset by lower 1996 revenues at the operating plants.

INTERNATIONAL OPERATIONS

Pacific Enterprises International (PEI) began operations in March 1995.   Net
loss at PEI was $3 million in 1996 compared to a loss of $1 million in 1995.

Higher general and administrative expenses result from nine months of operations in 1996 compared to six months in 1995. This was partially offset by a $2.1 million, pre-tax, cash dividend received from its investment in two Argentina holding companies in the second quarter of 1996.

On April 10, PEI completed an acquisition of a 12.5 percent interest in two utility holding companies that control natural gas distribution utilities in Argentina. The acquisition price was $48.5 million. These utilities in central and southern Argentina deliver about 625 million cubic feet of gas per day to one million customers. PEI has a role in actively managing the utility operations by providing expertise in areas such as underground storage, marketing gas usage and billing and collections to help grow this investment. On May 10, 1996, PEI received a $2.1 million dividend (pre-tax) from the utility holding companies.

On August 12, 1996, PEI, and two partners were awarded Mexico's first privatization license allowing the consortium to build and operate a natural gas distribution system in Mexicali. The franchise was awarded to Distribuidora de Gas Natural de Mexicali S. de R.L. de C.V. (DGN), a Mexican company formed by PEI, Enova International (affiliate of San Diego Gas & Electric) and Proxima Gas. DGN will invest approximately $20 to $25 million during an initial five-year period to provide service to more than 25,000 commercial, industrial and residential users.


PARENT COMPANY

Parent company expense was $3 million and $10 million for the three and nine months ended September 30, 1996, respectively, including interest expense. This compares to expense of $6 million and $16 million for the same periods in 1995. Expenses are lower in 1996 as 1995 results include costs related to the reorganization of the Company into business units which was completed in July 1995.


CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations were $75 million and $495 million for the three and nine months ended September 30, 1996, respectively. This represents a decrease of $31 million and $186 million, respectively from 1995. The decrease for the three and nine months is primarily due to higher collections of regulatory accounts receivable in 1995 compared to 1996.

Capital expenditures were $41 million and $127 million for the three and nine months ended September 30, 1996, respectively. This represents a decrease of $10 million and $23 million, respectively from 1995. Capital expenditures are estimated to be $225 million in 1996, and will be financed primarily by internally generated funds.

Cash flows from financing activities were $488 million for the nine months ended September 30, 1996. This represents a preferred stock redemption of $210 million, repayment of commercial paper of $107 million and redemption of $67 million of Swiss Franc bonds and payment of common and preferred dividends of $94 million.

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

On April 30, 1996, investors put back $67 million of SoCalGas perpetual Swiss Franc bonds representing 90% of the total $75 million outstanding. The next available put date for the outstanding balance is the year 2006. SoCalGas borrowed these funds from the Parent and anticipates refinancing this amount through the issuance of medium-term notes.

Cash and cash equivalents at September 30, 1996 were $180 million, all of which is non-utility cash. This cash is available for investment in new energy-related domestic and international projects, repurchase of common and preferred stock, the retirement of debt and other corporate purposes during the next few years.

The Company paid dividends of $88 million on common stock and $6 million on preferred stock for a total of $94 million. This compares to $91 million in 1995. The increase in 1996 is due to the increase in the quarterly common stock dividend rate in the second quarter of 1996 partially offset by lower preferred dividends.

The quarterly dividend rate was increased to $.34 per share in the second quarter of 1995 and to $.36 per share in the second quarter of 1996.

In April, the Board of Directors authorized the buyback of up to 4.25 million shares of the Company's common stock representing approximately 5% of outstanding shares over a two-year period. As of September 30, 1996, the Company has not repurchased any shares under this program.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

      Reports on Form 8-K filed subsequent to the quarter ended September 30, 1996 were as follows:

     Item 5 - Other Events - October 15, 1996



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PACIFIC ENTERPRISES
-------------------
   (Registrant)



-----------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)

Date: November 6, 1996