Form 10-Q/A
period 1996-09-30
PACIFIC ENTERPRISES INC
filed 1997-02-05
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q/A

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

Income taxes are calculated in accordance with SFAS 109. Income tax expense recognized in a period is the amount of tax currently payable plus or minus the change in the aggregate deferred tax assets and liabilities. Deferred taxes are recorded to recognize the future tax consequences of events that have been recognized in the financial statements or tax returns. For additional information regarding income taxes, see Footnote 4 of Notes to Consolidated Financial Statements in the December 31, 1995 Pacific Enterprises' Form -10-K filing.

Estimated liabilities for environmental remediation are recorded when the amounts are probable and estimable. Amounts authorized to be recovered in rates are recorded as regulatory asset. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability shown on the balance sheet. For additional information regarding commitments and contingencies, see Footnote 5 of Notes to Consolidated Financial Statements in the December 31, 1995 Pacific Enterprises' Form 10-K filing.


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

The Company believes that the FERC approved settlement with Transwestern and the proposed settlement with El Paso will not have a significant impact on liquidity or on the results of operations as a result of the requirement to subsidize unsubscribed pipeline costs for a five-year period. The settlements result in a reduction in the costs that SoCalGas could possibly have to pay in the future as a result of unsubscribed pipeline capacity. While the inclusion in SoCalGas' rates of any costs associated with unsubscribed pipeline capacity may impact SoCalGas' ability to compete in highly contested markets, the Company does not believe its inclusion will have a significant impact on volumes transported or sold.

As part of its continuing evaluation of the impact of electric restructuring on SoCalGas, the Company reviewed the requirements of SFAS 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of." Although Management believes that the volume of gas transported by SoCalGas may be adversely impacted by the electric restructuring, it is not anticipated that it would result in an impairment of assets as defined in SFAS 121 because the expected discounted future cash flows from SoCalGas' investment in its gas transportation infrastructure is greater than its carrying amount.


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

Date: February 5, 1997