Form 10-K405
period 1996-12-31
PACIFIC ENTERPRISES INC
filed 1997-03-28
CIK 75527

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1996
                           Commission file number 1-40



                               PACIFIC ENTERPRISES
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)




          California                                     94-0743670
   ------------------------                   ---------------------------------
   (State of incorporation)                   (IRS Employer Identification No.)


   555 West Fifth Street, Suite 2900, Los Angeles, California      90013-1011
   ------------------------------------------------------------   -------------
          (Address of principal executive offices)                  (Zip Code)


                                 (213) 895-5000
              ------------------------------------------------------
                (Registrant's telephone number, including area code)


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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Registrant's voting stock (Common Stock and Preferred Stock) held by non-affiliates at March 17, 1997, was approximately $2.6 billion. This amount excludes the market value of 1,213,314 shares of Common Stock held by Registrant's directors and executive officers.

Registrant's Common Stock outstanding at March 17, 1997, numbered 84,167,510 shares.



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

                                            Information Incorporated
                                            by Reference and Document
         Annual Report                      in Which Information is or
         On Form 10-K                       will be Contained
        --------------                      -------------------------------

         Part II                -           Information contained under the
                                            captions "Financial Review --
                                            Management's Discussion and
                                            Analysis," "Quarterly Financial
                                            Data," "Range of Market Prices of
                                            Capital Stock" and "Selected
                                            Financial Data and Comparative
                                            Statistics 1986-1996," in
                                            Registrant's 1996 Annual Report to
                                            Shareholders.
         Part III               -           Information contained under the
                                            captions "Election of Directors,"
                                            "Share Ownership of Directors and
                                            Executive Officers" and "Executive
                                            Compensation" in Registrant's Proxy
                                            Statement for its Annual Meeting of
                                            Shareholders scheduled to be held
                                            on May 8, 1997.

Any statement contained in a document incorporated or deemed to be incorporated by reference herein shall be deemed to be modified or superseded for purposes of this Annual Report on Form 10-K to the extent that a statement contained herein or in any other subsequently filed document which also is or is deemed to be incorporated by reference herein modifies or supersedes such statement. Any such statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.

                               TABLE OF CONTENTS

                                                                           Page

                                    PART I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Pacific Enterprises. . . . . . . . . . . . . . . . . . . . . . . .   5

         Southern California Gas Company. . . . . . . . . . . . . . . . . .   6

               Operating Statistics . . . . . . . . . . . . . . . . . . . .   7

               Service Area . . . . . . . . . . . . . . . . . . . . . . . .   8

               Utility Services . . . . . . . . . . . . . . . . . . . . . .   9

               Demand for Gas . . . . . . . . . . . . . . . . . . . . . . .   9

               Competition. . . . . . . . . . . . . . . . . . . . . . . . .  10

               Supplies of Gas. . . . . . . . . . . . . . . . . . . . . . .  11

               Rates and Regulation . . . . . . . . . . . . . . . . . . . .  13

                  Current Ratemaking Procedures . . . . . . . . . . . . . .  13

                  Performance Based Regulation. . . . . . . . . . . . . . .  13

               Properties . . . . . . . . . . . . . . . . . . . . . . . . .  14

         Energy Management Services . . . . . . . . . . . . . . . . . . . .  14

         Pacific Enterprises International. . . . . . . . . . . . . . . . .  15

         Environmental Matters. . . . . . . . . . . . . . . . . . . . . . .  15

         Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

         Management . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . .  18

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . .  19

Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .  19

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  19

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . . .  19

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  20

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  20

Item 12. Security Ownership of Certain Beneficial Owners and Management . .  20

Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  20

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .  21

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITH RESPECT TO MATTERS INHERENTLY INVOLVING NUMEROUS RISKS AND UNCERTAINTIES. THESE STATEMENTS ARE IDENTIFIED BY THE WORDS "ESTIMATES," "EXPECTS," "ANTICIPATES," "PLANS," "BELIEVES," AND SIMILAR EXPRESSIONS.

         THE ANALYSES EMPLOYED TO DEVELOP THESE STATEMENTS ARE NECESSARILY BASED UPON VARIOUS ASSUMPTIONS INVOLVING JUDGMENTS WITH RESPECT TO THE FUTURE INCLUDING, AMONG OTHER FACTORS, NATIONAL, REGIONAL, AND LOCAL ECONOMIC, COMPETITIVE AND REGULATORY CONDITIONS, LEGISLATIVE DEVELOPMENTS, TECHNOLOGICAL DEVELOPMENTS, INFLATION RATES, WEATHER CONDITIONS, FINANCIAL MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND OTHER UNCERTAINTIES, ALL OF WHICH ARE DIFFICULT TO PREDICT, AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE PACIFIC ENTERPRISES. ACCORDINGLY, WHILE PACIFIC ENTERPRISES BELIEVES THAT THE ASSUMPTIONS UPON WHICH THE FORWARD-LOOKING STATEMENTS ARE BASED, ARE REASONABLE FOR PURPOSES OF MAKING THESE STATEMENTS, THERE CAN BE NO ASSURANCE THAT THESE ASSUMPTIONS WILL APPROXIMATE ACTUAL EXPERIENCE, OR THAT THE EXPECTATIONS SET FORTH IN THE FORWARD-LOOKING STATEMENTS DERIVED FROM THESE ASSUMPTIONS WILL BE REALIZED.

                                    PART I

                              ITEM 1. BUSINESS

                             PACIFIC ENTERPRISES

         Pacific Enterprises is a Los Angeles-based utility holding company engaged in supplying natural gas throughout most of southern and part of central California. These operations are conducted through Southern California Gas Company, the nation's largest natural gas distribution utility. Through other subsidiaries, Pacific Enterprises is also engaged in interstate and offshore natural gas transmission to serve its utility operations, natural gas marketing, alternate energy development, centralized heating and cooling for large building complexes, energy management services and investments in international energy utility operations.

         Pacific Enterprises was incorporated in California in 1907 as the successor to a corporation organized in 1886. Its principal executive offices are located at 555 West Fifth Street, Los Angeles, California 90013-1011 and its telephone number is (213) 895-5000.

         On October 14, 1996, Pacific Enterprises announced an agreement to combine its operations with Enova Corporation ("Enova"), the parent company of San Diego Gas & Electric Company ("SDG&E"). This strategic merger of equals will be a tax-free transaction accounted for as a pooling of interests. The combination was approved by the shareholders of both companies on March 11, 1997. Upon completion of the combination, Pacific Enterprises and Enova will become separate subsidiaries of a new holding company and their common shareholders will become shareholders of the new holding company. Pacific Enterprises' common shareholders will receive
1.5038 shares of new holding company stock for each of their shares of Pacific Enterprises common stock and Enova common shareholders will receive one share of the new holding company common stock for each of their shares of Enova common stock. Preferred stock of Pacific Enterprises, Southern California Gas Company and SDG&E will remain outstanding and unaffected by the business combination. The new company will be incorporated in California and will be exempt from the Public Utility Holding Company Act as an intrastate holding company.

         The approval of the California Public Utilities Commission, the approval or disclaimer of jurisdiction of the Federal Energy Regulatory Commission, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the approval of the Securities and Exchange Commission and the approval of the Nuclear Regulatory Commission are also required to complete the combination. These approvals are expected to be completed in late 1997. In the interim, Pacific Enterprises and Enova have formed a joint venture to provide energy and energy related products and services. See "Energy Management Services."

                        SOUTHERN CALIFORNIA GAS COMPANY

         Pacific Enterprises' principal subsidiary is Southern California Gas Company ("SoCalGas"), a public utility owning and operating a natural gas distribution, transmission and storage system that supplies natural gas in 535 cities and communities throughout most of southern California and part of central California. SoCalGas is the nation's largest natural gas distribution utility, providing gas service to residential, commercial, industrial, utility electric generation and wholesale customers through approximately 4.8 million meters in a 23,000-square mile service area with a population of approximately 17.4 million.

         SoCalGas is subject to regulation by the California Public Utilities Commission ("CPUC") which, among other things, establishes the rates SoCalGas may charge for gas service, including an authorized rate of return on investment. Under current ratemaking policies, SoCalGas' future earnings and cash flow will be determined primarily by the authorized rate of return on rate base, changes to authorized rate base, noncore market pricing and the variance in gas volumes delivered to noncore customers versus CPUC-adopted forecast deliveries and the ability of management to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. The impact of any future regulatory restructuring (including the performance based regulation proposal (See "Rates and Regulation")), increased competitiveness in the energy industry, price and availability of electric power generated outside SoCalGas' service area and electric industry restructuring may also affect SoCalGas' future performance.

         For 1997, the CPUC has authorized SoCalGas to earn a rate of return of 9.49% on rate base and 11.6% on common equity compared to 9.42% and 11.6% , respectively, in 1996. In 1997, rate base is expected to remain at approximately the same level as 1996. SoCalGas has achieved or exceeded its authorized return on rate base for the last fourteen consecutive years.

                            OPERATING STATISTICS

         The following table sets forth certain operating statistics of SoCalGas from 1992 through 1996.

                                                                             Year Ended
                                                                             December 31
                                                                            -------------
                                                 1996           1995          1994           1993         1992
---------------------------------------------------------------------------------------------------------------

Gas Sales, Transportation & Exchange

   Revenues (thousands of dollars):

   Residential                              $1,612,739     $1,553,491    $1,712,899     $1,652,562   $1,483,654

   Commercial/Industrial                       708,220        751,409       798,180        853,579      836,672

   Utility Electric Generation                  70,588        104,486       118,353        147,208      194,639

   Wholesale                                    70,291         62,256        98,354        116,737      128,881

   Exchange                                        530            777           690          3,745        5,863
                                          ------------   ------------   -----------      ---------    ---------

   Total in rates                            2,462,368(1)   2,472,419(1)  2,728,476(1)   2,773,831    2,649,709

   Regulatory balancing accounts

     and other                                 (40,387)      (193,111)     (141,952)        37,243      190,216
                                          ------------   ------------   -----------      ---------    ---------

       Operating Revenue                    $2,421,981     $2,279,308    $2,586,524     $2,811,074   $2,839,925
                                          ------------   ------------   -----------      ---------    ---------
                                          ------------   ------------   -----------      ---------    ---------



Volumes (millions of cubic feet):

   Residential                                 235,186        239,417       256,400        247,507      243,920

   Commercial/Industrial                       374,540        351,649       347,419        339,706      363,124

   Utility Electric Generation                 139,098        204,582       260,290        212,720      220,642

   Wholesale                                   129,905        128,730       146,279        147,978      149,232

   Exchange                                      5,224         12,735        10,002         16,969       23,888
                                          ------------   ------------   -----------      ---------    ---------
       Total                                   883,953        937,113     1,020,390        964,880    1,000,806
                                          ------------   ------------   -----------      ---------    ---------
                                          ------------   ------------   -----------      ---------    ---------

   Core                                        313,925        324,758       341,469        338,795      334,630

   Noncore                                     570,028        612,355       678,921        626,085      666,176
                                          ------------   ------------   -----------      ---------    ---------
       Total                                   883,953        937,113     1,020,390        964,880    1,000,806
                                          ------------   ------------   -----------      ---------    ---------
                                          ------------   ------------   -----------      ---------    ---------

   Sales                                       315,313        337,952       362,624        352,052      355,177

   Transportation                              563,416        586,426       647,764        595,859      621,741

   Exchange                                      5,224         12,735        10,002         16,969       23,888
                                          ------------   ------------   -----------      ---------    ---------
       Total                                   883,953        937,113     1,020,390        964,880    1,000,806
                                          ------------   ------------   -----------      ---------    ---------
                                          ------------   ------------   -----------      ---------    ---------
Revenues (per thousand cubic feet):

   Residential                                   $6.86          $6.49         $6.68          $6.68        $6.08

   Commercial/Industrial                         $1.89          $2.14         $2.30          $2.51        $2.30

   Utility Electric Generation                   $0.50          $0.51         $0.45          $0.69        $0.88

   Wholesale                                     $0.54          $0.48         $0.67          $0.79        $0.86

   Exchange                                      $0.10          $0.06         $0.07          $0.22        $0.25

Customers

   Active Meters (at end of period):

   Residential                               4,582,553      4,526,150     4,483,324      4,459,250    4,445,500

   Commercial                                  184,425        184,470       187,518        187,602      189,364

   Industrial                                   22,952         22,976        23,505         23,924       24,419

   Utility Electric Generation                       9              8             8              8            8

   Wholesale                                         3              3             3              3            2
                                          ------------   ------------   -----------      ---------    ---------
       Total                                 4,789,942      4,733,607     4,694,358      4,670,787    4,659,293
                                          ------------   ------------   -----------      ---------    ---------
                                          ------------   ------------   -----------      ---------    ---------

Residential Meter Usage (annual average):

   Revenues (dollars)                             $341           $345          $383           $371         $334

   Volumes (thousands of cubic feet)              50.5           53.2          57.4           55.6         55.0

System Usage (millions of cubic feet):

   Average Daily Sendout                         2,452          2,579         2,795          2,611        2,717

   Peak Day Sendout                              4,000          4,120         4,350          4,578        4,547

   Sendout Capability (at end of period)         7,917          8,059         7,570          7,351        7,419

Degree Days (2):

   Number                                        1,178(3)       1,241         1,459          1,203        1,258

   Average (20 Year)                             1,369          1,381         1,418          1,430        1,458

   Percent of Average                            86.0%          89.9%        102.9%          84.1%        86.3%


Population of Service Area
   (estimated at year end)                  17,423,970     17,260,000    17,070,000     15,600,000   15,600,000


       (1) Beginning January 1, 1994, rates included the ratepayer's portion of the Comprehensive Settlement (the amount included in rates for 1996, 1995 and 1994 was $90 million, $84 million and $119 million, respectively).
       (2) The number of degree days for any period of time indicates whether the temperature is relatively hot or cold. A degree day is recorded for each degree the average temperature for any day falls below 65 degrees Fahrenheit.
       (3)  Estimated calendar degree days.

                                 SERVICE AREA


         SoCalGas distributes natural gas throughout a 23,000-square mile service territory with a population of approximately 17.4 million people. As indicated by the following map, its service territory includes most of southern California and part of central California.

                      [MAP OF SOCAL GAS SERVICE TERRITORY]




Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, San Diego Gas & Electric Company and Southwest Gas Corporation.

                                UTILITY SERVICES


         SoCalGas' customers are separated, for regulatory purposes, into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of utility electric generation ("UEG"), wholesale and large commercial and industrial customers. Gas volumes delivered to UEG customers are greatly affected by the price and availability of electric power generated outside of SoCalGas' service area. UEG and other noncore customers are also sensitive to the price relationship between natural gas and alternate fuels, and many are capable of readily switching from one fuel to another, subject to air quality regulations.

         SoCalGas offers two basic utility services, sale of gas and transportation of gas through two business units, one focusing on core distribution customers and the other on large volume gas transportation customers. Most residential customers and most other core customers purchase gas directly from SoCalGas. Noncore customers have the option of purchasing gas either from SoCalGas or from other sources (such as brokers or producers) for delivery through SoCalGas' transmission and distribution system. Core customers are permitted to aggregate their gas requirements and also to purchase gas directly from brokers or producers, up to a limit of 10% of SoCalGas' core market. Although the revenues from transportation throughout are less than for gas sales, SoCalGas generally earns the same margin whether SoCalGas buys the gas and sells it to the customer or transports gas already owned by the customer. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - SoCalGas Operations - 1994-1996 Financial Results.")

         SoCalGas continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. However, the only gas supplies that SoCalGas may offer for sale to noncore customers are the same supplies that it purchases to serve its core customers.

         SoCalGas also provides gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store gas on an "as available" basis during the summer to reduce winter purchases when gas costs are generally higher. As of December 31, 1996, SoCalGas stored approximately 11 billion cubic feet of customer-owned gas.

                              DEMAND FOR GAS


         Natural gas is a principal energy source in SoCalGas' service area for residential, commercial and industrial uses as well as UEG requirements. Gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying uses, and with other fuels for large industrial, commercial and UEG uses. Growth in SoCalGas' markets is largely dependent upon the health and expansion of the California economy. SoCalGas added approximately 44,000 new meters in 1996. This represents a growth rate of approximately 1%, which is expected to continue for 1997.

         During 1996, approximately 97% of residential energy customers in SoCalGas' service area used natural gas for water heating and 94% for space heating. Approximately 78% of those customers used natural gas for cooking and 72% for clothes drying.

         Demand for natural gas by noncore customers such as large volume commercial, industrial and UEG customers is very sensitive to the price of alternative competitive fuels. These customers number only approximately 1,600; however, during 1996, accounted for approximately 16% of total gas revenues and 64% of total gas volumes delivered.

External factors such as weather, electric restructuring, the increased use of hydroelectric power, competing pipeline bypass and general economic conditions can result in significant shifts in this market. Demand for gas for UEG use is also greatly affected by the price and availability of electric power generated in other areas and purchased by SoCalGas' UEG customers. (See "Competition" below.) In 1996, demand for gas for UEG use decreased as a result of an abundance of less-expensive hydroelectric power from high levels of precipitation last winter.

         A comprehensive restructuring of the California electric industry intended to increase competition is scheduled to become effective on January 1, 1998. Under the restructuring plan, California electric utilities generally will purchase electricity from a common power pool. In addition, electric customers will be able to purchase electricity directly from other suppliers. Consequently, future volumes of natural gas SoCalGas transports for electric utilities (currently, approximately 16% of SoCalGas' annual throughput) may be adversely affected by increased use of electricity generated by producers outside SoCalGas' service area. The electric industry restructuring may also result in a reduction of electric rates to core customers, but it is unlikely to overcome the entire cost advantage of natural gas for existing uses.

                                 COMPETITION


         Since interstate pipelines began operations in SoCalGas' service area, SoCalGas' throughput to customers in the Kern County area who use natural gas to produce steam for enhanced oil recovery projects has decreased significantly because of the bypass of SoCalGas' system. The decrease in revenues from enhanced oil recovery customers is subject to full balancing account treatment, except for a 5% incentive to SoCalGas, and therefore, does not have a material impact on earnings. Bypass of other SoCalGas markets may also occur and SoCalGas is fully at risk for reduction in such noncore volumes due to bypass. However, significant additional bypass would require construction of additional facilities by competing pipelines. SoCalGas is continuing to reduce its costs to maintain competitive rates to transportation customers.

         To respond to bypass, SoCalGas has received authorization from the CPUC for expedited review of long-term gas transportation contracts with some noncore customers at lower than tariff rates. The CPUC has also approved changes in the methodology for allocating SoCalGas' costs that eliminate subsidization of core customer rates by noncore customers. This allocation flexibility, together with negotiating authority, has enabled SoCalGas to better compete with new interstate pipelines for noncore customers. In addition, under a capacity brokering program, for a fee, SoCalGas provides to noncore customers, or others, a portion of its control of interstate pipeline capacity to allow more direct access to producers. Also, a comprehensive settlement of certain regulatory issues (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Influencing Future Financial Performance") has improved SoCalGas' competitiveness by reducing the cost of transportation service to noncore customers.

         SoCalGas' operations and those of its customers are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion. Increasingly complex administrative and reporting requirements of environmental agencies applicable to commercial and industrial customers utilizing gas are not generally applicable to those using electricity. However, anticipated advancement in natural gas technologies should enable gas equipment to remain competitive with alternate energy sources.

                               SUPPLIES OF GAS

         In 1996, SoCalGas delivered approximately 884 billion cubic feet of natural gas through its system. Approximately 64% of these deliveries were customer-owned gas for which SoCalGas provided transportation services. The balance of gas deliveries was gas purchased by SoCalGas and resold to customers.

         Most of the natural gas delivered by SoCalGas is produced outside of California. These supplies are delivered to the SoCalGas' intrastate transmission system by interstate pipeline companies (primarily El Paso Natural Gas Company and Transwestern Pipeline Company) that provide transportation services for supplies purchased from other sources by SoCalGas or its transportation customers. The rates that interstate pipeline companies may charge for gas and transportation services and other terms of service are regulated by the Federal Energy Regulatory Commission ("FERC").

         SoCalGas has exercised its step-down option on both the El Paso and Transwestern interstate pipeline systems by 300 million cubic feet per day and 450 million cubic feet per day, respectively, thereby reducing its firm interstate capacity obligations to 1.45 Bcf per day. SoCalGas' requirements to meet the demand of the core market is approximately 1.05 Bcf per day or 400 MMcf per day below its capacity obligation.

         SoCalGas has entered into a FERC approved settlement with Transwestern, and an El Paso settlement is currently pending before the FERC. Both settlements define the amount of the unsubscribed capacity costs that is to be recovered from SoCalGas and the other remaining firm service customers, thus reducing SoCalGas' exposure to higher annual reservation charges. Under existing regulation in California, unsubscribed capacity costs are included in customer rates.

         The following table sets forth the sources of gas deliveries by SoCalGas from 1992 through 1996.


                                           SOURCES OF GAS

                                                         Year Ended December 31
                                          ----------------------------------------------------------------------------
                                               1996              1995           1994           1993            1992
----------------------------------------------------------------------------------------------------------------------

Gas Purchases (Millions of Cubic Feet):
 Market Gas:
  30-Day                                    153,107           133,298         98,071         84,696          20,695
  Other                                      72,604            72,792        148,371        159,197         198,049
                                             ------            ------        -------        -------         -------
     Total Market Gas                       225,711           206,090        246,442        243,893         218,744
Affiliates                                   96,025            98,460        101,276         96,559          99,226
California Producers &
   Federal Offshore                          11,757            29,181         36,158         28,107          42,262
                                             ------           -------         ------         ------          ------
      Total Gas Purchases                   333,493           333,731        383,876        368,559         360,232

Customer-Owned Gas and
   Exchange Receipts                        518,562           619,721        658,293        622,307         641,080

Storage Withdrawal
  (Injection) - Net                          42,037           (12,278)        (9,299)        (9,498)         14,379

Company Use and
   Unaccounted For                          (10,139)           (4,061)       (12,480)       (16,488)        (14,885)
                                            --------          -------       --------       --------        --------

     Net Gas Deliveries                     883,953           937,113      1,020,390        964,880       1,000,806
                                            -------           -------      ---------        -------       ---------
                                            -------           -------      ---------        -------       ---------

Gas Purchases: (Thousands of dollars)
 Commodity Costs                           $627,107          $477,595       $643,865       $815,145        $805,550
 Fixed Charges*                             275,888           264,269        368,516        397,714         397,579
                                           --------          --------       --------       --------        --------

        Total Gas Purchases                $902,995          $741,864     $1,012,381     $1,212,859      $1,203,129
                                           --------          --------     ----------     ----------      ----------
                                           --------          --------     ----------     ----------      ----------

Average Cost of Gas Purchased
  (Dollars per Thousand Cubic Feet)**         $1.88             $1.42          $1.68          $2.21           $2.24
                                              -----             -----          -----          -----           -----
                                              -----             -----          -----          -----           -----


  *  Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas.

**   The average commodity cost of gas purchased excludes fixed charges.

          Market sensitive gas supplies (supplies purchased on the spot market as well as under longer-term contracts and ranging from one month to ten years based on spot prices) accounted for approximately 68% of total gas volumes purchased by SoCalGas during 1996, as compared with 62% and 64%, respectively, during 1995 and 1994. These supplies were generally purchased at prices significantly below those for other long-term sources of supply.

           SoCalGas estimates that sufficient natural gas supplies will be available to meet the requirements of its customers into the next century.

                                   RATES AND REGULATION


          SoCalGas is regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate in the best interest of the customer with the opportunity to earn a reasonable return on investment. The regulatory structure is complex and has a very substantial impact on the profitability of SoCalGas.

CURRENT RATEMAKING PROCEDURES

           Under current ratemaking procedures, the return that SoCalGas is authorized to earn is the product of the authorized rate of return on rate base and the amount of rate base. Rate base consists primarily of net investment in utility plant. Thus, SoCalGas' earnings are affected by changes in the authorized rate of return on rate base, changes to authorized rate base, noncore market pricing, the variance in gas volumes delivered to noncore customers from CPUC-adopted forecast deliveries and SoCalGas' ability to control expenses and investment in line with the amounts authorized by the CPUC to be collected in rates. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - SoCalGas Operations - Ratemaking Procedures.")

           SoCalGas' operating and fixed costs, including return on rate base, are allocated between core and noncore customers under a methodology that is based upon the costs incurred in serving these customer classes. For 1997, approximately 89% of the CPUC-authorized gas margin has been allocated to core customers and 11% to noncore customers, including wholesale customers. Under the current regulatory framework, costs may be reallocated between the core and the noncore markets once every other year in a biennial cost allocation proceeding ("BCAP"). The BCAP substantially eliminates the effect on core income of variances in core market demand and gas costs subject to the limitations of the "Gas Cost Incentive Mechanism" ("GCIM").

           GCIM is a pilot program, which compares SoCalGas' cost of gas with the average market price of 30-day firm spot supplies delivered to the SoCalGas service area and permits full recovery of all costs within a tolerance band above that average. The cost of purchases above the tolerance band or savings from purchases below the average market price are shared equally between customers and shareholders. A filing has been made with the CPUC requesting a reward to shareholders under the procurement portion of the GCIM for the April 1995-March 1996 program year. The reward amount will be recognized in income when a final CPUC decision is issued.

           The GCIM pilot program is scheduled to expire at the end of March 1997. SoCalGas is currently in discussions with the CPUC to extend the GCIM program.

PERFORMANCE BASED REGULATION

           SoCalGas has filed a "performance based regulation" ("PBR") application with the CPUC to replace the general rate case and certain other traditional regulatory proceedings. PBR, if approved, would allow SoCalGas to be more responsive to consumer interests and compete more

                                     -13
effectively in contestable markets. Key elements of this proposal include a permanent reduction in base rates of $62 million. As a result of discussions in late 1996, SoCalGas has agreed with the staff of the CPUC to a rate reduction of $110 million. Other elements of PBR include an indexing mechanism that would limit future rate increases to the inflation rate less a productivity factor and rate refunds to customers if service quality were to deteriorate. This new approach would maintain cost based rates, but would link financial performance with changes in productivity. Although PBR in the near term could result in increased earnings volatility, SoCalGas would have the opportunity to improve financial performance over the long-term to the extent it is able to reduce expenses, increase gas deliveries and generate profits from new products and services.

           Under the PBR proposal, SoCalGas would be at risk for certain changes in interest rates and cost of capital, variances in core volumes not caused by weather and achievement of productivity improvements.

           It is expected that PBR will be implemented during the last half of 1997.

                                PROPERTIES

            At December 31, 1996, SoCalGas owned approximately
2,835 miles of transmission and storage pipeline, 43,435 miles of distribution pipeline and 43,130 miles of service piping. It also owned 10 transmission compressor stations and 5 underground storage reservoirs (with a combined working storage capacity of approximately 116 billion cubic feet) and general office buildings, shops, service facilities, and certain other equipment necessary in the conduct of its business.

           Southern California Gas Tower, a wholly owned subsidiary of SoCalGas, has a 15% limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas leases, and currently occupies, about half of the building. (See also "Item 2. Properties.")

                          ENERGY MANAGEMENT SERVICES


           The Energy Management Services (EMS) business unit of Pacific Enterprises consists of Pacific Interstate Company, Pacific Energy, Pacific Enterprises Energy Management Services, Ensource and other related subsidiaries.

           Through its subsidiaries, Pacific Interstate Company purchases natural gas from producers in Canada and from federal waters offshore California and transports it for resale to SoCalGas and others. Two subsidiaries own and operate pipelines and related facilities for deliveries to SoCalGas of gas produced from offshore fields near Santa Barbara, California. Another subsidiary has an interest in pipeline facilities for deliveries to SoCalGas of gas from western Canada. During 1996, deliveries from these subsidiaries accounted for approximately 30% of the total volume of gas purchased by SoCalGas and approximately 11% of SoCalGas' total throughput. The gas is purchased under long-term contracts. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Energy Management Services.")

           Ensource, which was also established in 1996, buys, sells and arranges transportation, delivery and storage of natural gas. SoCalGas is a customer of Ensource. Ensource sold approximately 19 MMcfs of natural gas during 1996.

           Pacific Enterprises Energy Services (PEES), which also was established in 1996, provides energy related products and services to both commercial and residential customers. The New Product Development (NPD) business unit, established in 1995, was consolidated into EMS in 1996 to support design and launch of new products. Five new residential consumer products were launched during 1996 as well as four commercial customer services.

           Pacific Energy develops and operates alternate energy facilities including geothermal, hydro-power, biogas, and woodburning plants. It also operates centralized heating and cooling plants for large building complexes. Pacific Energy owns interests in several small electric generation facilities which are "qualifying facilities" under the Public Utility Regulatory Policies Act. Qualifying facilities are entitled to a mandatory purchase obligation and exemption from regulation in connection with their sale of electricity. Qualifying facility status is not available to any facilities that are more than 50% owned by an electric utility or an electric utility holding company.

           Upon the completion of the proposed business combination of Pacific Enterprises and Enova, the new holding company by reason of its indirect ownership of SDG&E will become an electric utility holding company. Consequently, in order to avoid the loss of qualifying facility status, Pacific Enterprises must cause its ownership in these facilities to be not more than 50% prior to the completion of the business combination. Several alternatives to accomplish this result, including the sale of all or part of these facilities, are being considered. Pacific Enterprises does not expect that the sale of these facilities will have a material adverse effect on its consolidated results of operations or financial position.

           In order to pursue opportunities in unregulated energy markets pending completion of the business combination with Enova, Pacific Enterprises and Enova formed a joint venture in early 1997 to market energy products.



                      PACIFIC ENTERPRISES INTERNATIONAL


           Pacific Enterprises International ("PEI") was established in late 1994 to participate in the international gas infrastructure market and began operations in March 1995.

           In April 1996, PEI acquired a 12.5% interest in each of two natural gas utility holding companies in Argentina for $48.5 million. These utilities serve approximately 1.1 million customers in central and southern Argentina with about 625 million cubic feet of gas per day. PEI has a role in actively managing the utility operations by providing expertise in areas such as underground storage, marketing gas usage and technology applications.

           In August 1996, a holding company formed by PEI, together with Enova International and Proxima Gas, was awarded the franchise by the Mexican government to build and operate a natural gas distribution system in Mexicali, Baja California. This distribution network will have the capacity to deliver
80 million cubic feet of gas per day. Licensing will take approximately six months and actual buildout of the pipeline and facilities will be completed over a number of years. It is expected that the first customer will be served in July 1997. The main backbone of the system will be completed in September 1997. Commercial, industrial and residential growth will occur continuously.

           Other international projects are currently under evaluation.


                            ENVIRONMENTAL MATTERS


          SoCalGas has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. As of December 31, 1996, ten of the sites have been remediated, of which six have received certification from the California Environmental Protection Agency. One site remedy is in process. Preliminary investigations, at a minimum, have been completed on 39 of the gas plant sites, including those sites at which the remediations described above have been completed. In addition, the Company and its subsidiaries are one of a large number of major corporations that have been identified as potentially responsible parties for environmental remediation of three industrial waste disposal sites and two landfill sites.

           The CPUC has approved a collaborative settlement which provides for rate recovery of 90% of environmental investigation and remediation costs without reasonableness review. In addition, SoCalGas has the opportunity to retain a portion of any insurance recovery to offset the 10% of costs not recovered in rates.

           At December 31, 1996, SoCalGas' estimated remaining liability for investigation and remediation was approximately $77 million, of which 90% is authorized to be recovered through the rate recovery mechanism described above. The estimated liability is subject to future adjustment pending further investigation. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Influencing Future Performance - Environmental Matters.") Because of current and expected insurance and rate recovery, Pacific Enterprises believes that compliance with environmental laws and regulations will not have a material adverse effect on its consolidated results of operations or financial position.

                              EMPLOYEES


             Pacific Enterprises and its subsidiaries employ approximately 7,643 persons. Of these, approximately 6,917 are employed by SoCalGas.

           Most field, clerical and technical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. A contract on wages and working conditions is effective through March 31, 1999.

                                   MANAGEMENT

       The executive officers of Pacific Enterprises are as follows:


NAME                   Age    Position
----                   ---    --------

Willis B. Wood, Jr.    62     Chairman of the Board and Chief
                              Executive Officer

Richard D. Farman      61     President and Chief Operating Officer

Warren I. Mitchell     59     President, Southern California Gas
                              Company

Larry J. Dagley        48     Senior Vice President and Chief
                              Financial Officer

Frederick E. John      51     Senior Vice President

Eric B. Nelson         47     Senior Vice President

Debra L. Reed          40     Senior Vice President, Southern
                              California Gas Company

Lee M. Stewart         51     Senior Vice President, Southern
                              California Gas Company

Dennis V. Arriola      37     Vice President and Treasurer

Leslie E. LoBaugh, Jr. 51     Vice President and General Counsel

Ralph Todaro           46     Vice President and Controller


         Executive officers are elected annually and serve at the pleasure of the Board of Directors.

           All of Pacific Enterprises' executive officers have been employed by Pacific Enterprises or its subsidiaries in management positions for more than five years, except for Mr. Dagley and Mr. Arriola. From 1985, until joining Pacific Enterprises in August, 1995, Mr. Dagley was Senior Vice President and Controller (1985-1993) and Senior Vice President and Chief Financial Officer (1993-1995) of Transco Energy Company. From 1987 until joining Pacific Enterprises in August 1994, Mr. Arriola was a Vice President of Bank of America NT&SA (1992-1994) and a Vice President of Security Pacific National Bank 1987-
1992).

           There are no family relationships between any of Pacific Enterprises' executive officers.

                            ITEM 2.  PROPERTIES

           Information with respect to the properties of Pacific
Enterprises subsidiaries is set forth in Item 1 of this Annual Report.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted during the fourth quarter of 1996 to a vote of Pacific Enterprises' security holders.

                                 PART II


              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

                      AND RELATED STOCKHOLDER MATTERS

           Pacific Enterprises' Common Stock is traded on the New York and Pacific Stock Exchanges. Information as to the high and low sales prices for such stock as reported on the composite tape for stocks listed on the New York Stock Exchange and dividends paid for each quarterly period during the two years ended December 31, 1996 is set forth under the captions "Financial Review--Range of Market Prices of Capital Stock" and "Quarterly Financial Data" in Pacific Enterprises' 1996 Annual Report to Shareholders filed as
Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

           At December 31, 1996, there were 37,902 holders of record of Pacific Enterprises' Common Stock.

                     ITEM 6.  SELECTED FINANCIAL DATA

           The information required by this Item is set forth under the caption "Financial Review - Selected Financial Data and Comparative Statistics 1986-1996" in Pacific Enterprises' 1996 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information required by this Item is set forth under the caption "Financial Review - Management's Discussion and Analysis" in Pacific Enterprises' 1996 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

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

                      AND FINANCIAL DISCLOSURE

         None.

                                PART III


              ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information required by this Item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 8, 1997. Such information is incorporated herein by reference.

           Information required by this Item with respect to the Company's executive officers is set forth in Item 1 of this Annual Report.

                        ITEM 11.  EXECUTIVE COMPENSATION

           Information required by this Item is set forth under the caption "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 8, 1997. Such information is incorporated herein by reference.

                     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN

                        BENEFICIAL OWNERS AND MANAGEMENT

           Information required by this Item is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its
Annual Meeting of Shareholders scheduled to be held on May 8, 1997. Such information is incorporated herein by reference.

                   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED

                                  TRANSACTIONS

           None.

                                    PART IV


                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT

                      SCHEDULES, AND REPORTS ON FORM 8-K


(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

1.    CONSOLIDATED FINANCIAL STATEMENTS:

      1.01     Report of Deloitte & Touche LLP,
               Independent Certified Public Accountants
               (Contained in Exhibit 13.01).

      1.02     Statement of Consolidated
               Income for the years ended
               December 31, 1996, 1995 and 1994
               (Contained in Exhibit 13.01).

      1.03     Consolidated Balance Sheet at
               December 31, 1996 and 1995
               (Contained in Exhibit 13.01).

      1.04     Statement of Consolidated Cash Flows
               for the years ended December 31, 1996,
               1995 and 1994 (Contained in Exhibit 13.01).

      1.05     Statement of Consolidated Shareholders'
               Equity for the years ended
               December 31, 1996, 1995 and 1994
               (Contained in Exhibit 13.01).

      1.06     Notes to Consolidated Financial
               Statements (Contained in Exhibit 13.01).

3.    ARTICLES OF INCORPORATION AND BY-LAWS:


      3.01     Articles of Incorporation of
               Pacific Enterprises

      3.02     Bylaws of Pacific Enterprises.
               (Note 23; Exhibit 3.02)

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

      4.01      Specimen Common Stock Certificate of
                Pacific Enterprises (Note 16; Exhibit 4.01).

      4.02      Specimen Preferred Stock Certificates of Pacific
                Enterprises (Note 8; Exhibit 4.02).

      4.03      First Mortgage Indenture of Southern California
                Gas Company to American Trust Company dated
                October 1, 1940 (Note 1; Exhibit B-4).

      4.04      Supplemental Indenture of Southern California Gas
                Company to American Trust Company dated as of July 1, 1947 (Note 2; Exhibit B-5).

      4.05      Supplemental Indenture of Southern California
                Gas Company to American Trust Company dated as of August 1, 1955 (Note 3; Exhibit 4.07).

      4.06      Supplemental Indenture of Southern California
                Gas Company to American Trust Company dated as of June 1, 1956 (Note 4; Exhibit 2.08).

      4.07      Supplemental Indenture of Southern California
                Gas Company to Wells Fargo Bank, National
                Association dated as of August 1, 1972 (Note 6;
                Exhibit 2.19).

      4.08      Supplemental Indenture of Southern California
                Gas Company to Wells Fargo Bank, National
                Association dated as of May 1, 1976 (Note 5;
                Exhibit 2.20).

      4.9       Supplemental Indenture of Southern California
                Gas Company to Wells Fargo Bank, National
                Association dated as of September 15, 1981
                (Note 9; Exhibit 4.25).

      4.10 Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Note 11; Exhibit 4.29).

      4.11      Supplemental Indenture of Southern California
                Gas Company to Bankers Trust Company of
                California, N.A., successor to Wells Fargo Bank,
                National Association dated as of January 15,
                1988 (Note 13; Exhibit 4.11).

      4.12 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. (Note 18; Exhibit 4.37).

      4.13 Rights Agreement dated as of March 7, 1990 between Pacific Enterprises and Security
                Pacific National Bank, as Rights
                Agent (Note 19; Exhibit 4).

10.   MATERIAL CONTRACTS

      10.01     Form of Indemnification Agreement
                between Pacific Enterprises and each of
                its directors and officers
                (Note 21; Exhibit 10.07).

      10.2      Agreement and Plan of Merger
                and Reorganization dated as of October 12, 1996, by and among Pacific Enterprises, Enova, the New Holding Company,
                Pacific Sub and Enova Sub
                (Note 24; Exhibit 10.1).

       10.3     Operating Agreement of Mineral JV, LLC,
                dated as of January 13,  1997 (Note 25;
                Exhibit 10.5).

       EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

       10.4     Restatement and Amendment of Pacific
                Enterprises 1979 Stock Option Plan
                (Note 7; Exhibit 1.1).

       10.5     Pacific Enterprises Supplemental Medical
                Reimbursement Plan for Senior Officers
                (Note 8; Exhibit 10.24).

       10.6     Pacific Enterprises Financial Services
                Program for Senior Officers (Note 8;
                Exhibit 10.25).

       10.7     Pacific Enterprises Supplemental
                Retirement and Survivor Plan (Note 11;
                Exhibit 10.36).

       10.8     Pacific Enterprises Stock Payment
                Plan (Note 11; Exhibit 10.37).

       10.9     Pacific Enterprises Pension Restoration
                Plan (Note 8; Exhibit 10.28).

       10.10    Southern California Gas Company Pension
                Restoration Plan For Certain Management
                Employees (Note 8; Exhibit 10.29).

      10.11     Pacific Enterprises Executive Incentive
                Plan (Note 13; Exhibit 10.13).

      10.12     Pacific Enterprises Deferred Compensation
                Plan for Key Management Employees (Note 12;
                Exhibit 10.41).

      10.13     Pacific Enterprises Employee Stock
                Ownership Plan and Trust Agreement
                as amended in toto effective October 1, 1992.
                (Note 21; Exhibit 10.18).

      10.14     Pacific Enterprises Stock Incentive Plan
                (Note 15; Exhibit 4.01).

      10.15     Pacific Enterprises Retirement Plan for
                Directors (Note 21; Exhibit 10.20).

      10.16     Pacific Enterprises Director's Deferred
                Compensation Plan (Note 21; Exhibit 10.21).

      10.17     Amended and Restated Pacific Enterprises Employee
                Stock Option Plan (as of March 4, 1997).

      10.18     Form of Severance Agreement.

      10.19     Form of Incentive Bonus Agreement.

11.   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

      11.01     Pacific Enterprises Computation of
                Earnings per Share (see Statement of
                Consolidated Income contained in Exhibit 13.01).

13.   ANNUAL REPORT TO SECURITY HOLDERS

      13.01     Pacific Enterprises 1996 Annual
                Report to Shareholders.  (Such
                report, except for the portions
                thereof which are expressly
                incorporated by reference in this
                Annual Report, is furnished for the
                information of the Securities and
                Exchange Commission and is not to
                be deemed "filed" as part of this
                Annual Report).

21.   SUBSIDIARIES OF THE REGISTRANT

      21.01     List of subsidiaries of Pacific Enterprises.

23.   CONSENTS OF EXPERTS AND COUNSEL

      23.01     Consent of Deloitte & Touche LLP,
                Independent Certified Public Accountants.

24.   POWER OF ATTORNEY

      24.01     Power of Attorney of Certain Officers
                and Directors of Pacific Enterprises
                (contained on signature pages).

27.   FINANCIAL DATA SCHEDULE

      27.01     Financial Data Schedule.

(b)   REPORTS ON FORM 8-K:

      The following reports on Form 8-K were filed during the last quarter of 1996:

 Report Date              Item Reported
 -----------              -------------
 October 15, 1996.             Item 5



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

10   [Intentionally Left Blank.]

11 Annual Report on Form 10-K for the year ended December 31, 1984, filed by Pacific Lighting Corporation.

12 Annual Report on Form 10-K for the year ended December 31, 1985, filed by Pacific Lighting Corporation.

13 Annual Report on Form 10-K for the year ended December 31, 1987, filed by Pacific Enterprises.

14   [Intentionally Left Blank.]

15 Registration Statement No. 33-21908 filed by Pacific Enterprises on May 17, 1988.

16 Annual Report on Form 10-K for the year ended December 31, 1988, filed by Pacific Enterprises.

17   [Intentionally Left Blank.]

18 Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992.

19 Current Report on Form 8-K dated September 25, 1992, filed by Pacific Enterprises.

20   [Intentionally Left Blank.]

21 Annual Report on Form 10-K for the year ended December 31, 1992, filed by Pacific Enterprises.

22   [Intentionally Left Blank.]

23. Annual Report on Form 10-K for the year ended December 31, 1995, filed by Pacific Enterprises.

24. Current Report on Form 8-K dated October 15, 1996, filed by Pacific Enterprises.

25. Registration Statement No. 333-21229 filed by Mineral Energy Company on February 5, 1997.

                               SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PACIFIC ENTERPRISES



                                 By:  WILLIS B. WOOD, JR. /s/
                                      -----------------------
                                 Name:    Willis B. Wood, Jr.

                                 Title:   Chairman of the Board and
                                          Chief Executive Officer

                                 Dated:   March 26, 1997

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


Signature                   Title                               Date
---------                   -----                               -----

WILLIS B. WOOD, JR. /s/     Chairman of the Board,              March 26, 1997
----------------------      Chief Executive Officer and
(Willis B. Wood, Jr.)       Director (Principal Executive
                            Officer)


LARRY J. DAGLEY /s/         Senior Vice President and Chief     March 26, 1997
---------------------       Financial Officer
(Larry J. Dagley)           (Principal Financial Officer)


RALPH TODARO /s/            Vice President and Controller       March 26, 1997
--------------------        (Principal Accounting Officer)
(Ralph Todaro)


HYLA H. BERTEA /s/          Director                            March 26, 1997
--------------------
(Hyla H. Bertea)


HERBERT L. CARTER /s/       Director                            March 26, 1997
--------------------
(Herbert L. Carter)


RICHARD D. FARMAN /s/       Director                            March 26, 1997
---------------------
(Richard D. Farman)


WILFORD D. GODBOLD, JR./s/  Director                            March 26, 1997
--------------------------
(Wilford D. Godbold, Jr.)


IGNACIO E. LOZANO, JR. /s/  Director                            March 26, 1997
-------------------------
(Ignacio E. Lozano, Jr.)


PAUL A. MILLER /s/          Director                            March 26, 1996
------------------
(Paul A. Miller)


RICHARD J. STEGEMEIER /s/   Director                            March 26, 1997
---------------------
(Richard J. Stegemeier)


DIANA L. WALKER /s/         Director                            March 26, 1997
------------------
(Diana L. Walker)