Form 10-Q
period 1997-03-31
PACIFIC ENTERPRISES INC
filed 1997-05-14
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                              -------------------------------------

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

The number of shares of common stock outstanding on May 6, 1997 was 83,323,050.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                       (Dollars are in Millions
               except number of shares and per share amounts)
                                 (Unaudited)
                                           Three Months Ended
                                                March 31
                                           ------------------
                                              1997    1996
                                             ------  ------
Revenues and Other Income:
 Utility operating revenues                   $731    $620
 Other operating revenues                       63      11
 Other                                           9       6
                                              ----    ----
     Total                                     803     637
                                              ----    ----
Expenses:
 Utility cost of gas distributed               344     235
 Other cost of sales                            47       6
 Operating expenses                            202     183
 Depreciation and amortization                  64      62
 Franchise payments and other taxes             28      30
 Preferred dividends of a subsidiary             2       3
                                              ----    ----
     Total                                     687     519
                                              ----    ----
Income from Operations
 Before Interest and Taxes                     116     118
Interest                                        26      27
                                              ----    ----
Income from Operations
 Before Income Taxes                            90      91
Income Taxes                                    40      40
                                              ----    ----
Net Income                                      50      51
Dividends on Preferred Stock                     1       2
Preferred stock original issue discount                  2
                                              ----    ----
Net Income Applicable to
 Common Stock                                 $ 49    $ 47
                                              ====    ====
Net Income per Share of Common Stock          $.60    $.57
                                              ====    ====
Dividends Declared per Share of
 Common Stock                                 $.36    $.34
                                              ====    ====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)             81,936  82,430
                                            ======  ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)
                                 (Unaudited)
                                          March 31    December 31
                                            1997         1996
                                         ----------   -----------
Current Assets:
  Cash and cash equivalents                $   283       $  256
  Accounts receivable (less allowance
    for doubtful receivables of
    $21 million at March 31, 1997 and
    $19 million at December 31, 1996)          374          481
  Income taxes receivable                       15           58
  Deferred income taxes                         15            9
  Gas in storage                                 3           28
  Other inventories                             24           22
  Regulatory accounts receivable               191          285
  Prepaid expenses                              18           22
                                            ------       ------
      Total current assets                     923        1,161
                                            ------       ------
Property, Plant and Equipment                6,105        6,080
  Less Accumulated Depreciation and
    Amortization                             2,878        2,843
                                            ------       ------
      Total property, plant and
        equipment-net                        3,227        3,237
                                            ------       ------

Deferred Charges and Other Assets:
  Other Investments                            116          115
  Other Receivables                             13           16
  Regulatory Assets                            528          552
  Other Assets                                 103          105
                                            ------       ------
      Total deferred charges and
        other assets                           760          788
                                            ------       ------
      Total                                 $4,910       $5,186
                                            ======       ======


See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Millions of Dollars)
                                 (Unaudited)
                                            March 31      December 31
                                              1997           1996
                                           ----------     -----------
Current Liabilities:
  Short-term debt                            $     90       $   262
  Accounts payable                                471           577
  Other taxes payable                              45            29
  Long-term debt due within one year              149           149
  Accrued interest                                 44            41
  Other                                            71            80
                                              -------        ------
      Total current liabilities                   870         1,138
                                              -------        ------
Long-term debt                                  1,092         1,095
Debt of Employee Stock Ownership Plan             130           130
                                              -------        ------
      Total long-term debt                      1,222         1,225
                                              -------        ------
Deferred Credits and Other Liabilities:
  Long-Term Liabilities                           168           166
  Customer Advances for Construction               41            42
  Postretirement Benefits Other than Pensions     223           224
  Deferred Income Taxes                           324           321
  Deferred Investment Tax Credits                  63            64
  Other Deferred Credits                          460           471
                                              -------        ------
       Total deferred credits and
           other liabilities                    1,279         1,288
                                              -------        ------
Preferred stocks of a subsidiary                   95            95
                                              -------        ------
Shareholders' equity:
  Capital stock:
    Preferred                                      80            80
    Common                                      1,079         1,095
                                              -------        ------
      Total capital stock                       1,159         1,175
  Retained earnings, after elimination
    of accumulated deficit of
    $452 million against common stock
    at December 31, 1992 as part of
    quasi-reorganization                          334           314
  Deferred compensation relating to
    Employee Stock Ownership Plan                 (49)          (49)
                                              -------        ------
      Total shareholders' equity                1,444         1,440
                                              -------        ------
      Total                                    $4,910        $5,186
                                              =======        ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)
                                 (Unaudited)
                                                    Three Months Ended
                                                          March 31
                                                    ------------------
                                                     1997        1996
                                                    ------       -----
Cash Flows from Operating Activities:
  Net Income                                        $  50        $  51
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                    64           62
      Deferred income taxes                             2           15
      Other                                            (9)         (18)
      Net change in other working capital
        components                                    188          191
                                                    -----        -----
          Net cash provided by operating
            activities                                295          301
                                                    -----        -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                         (54)         (43)
  Decrease in other receivables, regulatory
     assets and other assets                            8            5
                                                    -----        -----
           Net cash used in investing activities      (46)         (38)
                                                    -----        -----
Cash Flows from Financing Activities:
  Sale of common stock                                               1
  Repurchase of common stock                          (16)
  Redemption of preferred stock                                   (160)
  Decrease in long-term debt                           (3)         (35)
  Decrease in short-term debt                        (172)        (150)
  Common dividends paid                               (30)         (28)
  Preferred dividends paid                             (1)          (2)
                                                    -----        -----
          Net cash used in financing activities      (222)        (374)
                                                    -----        -----
Increase (Decrease) in Cash and Cash Equivalents       27         (111)
Cash and Cash Equivalents, January 1                  256          351
                                                    -----        -----
Cash and cash equivalents, March 31                 $ 283        $ 240
                                                    =====        =====
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
        Interest (net of amount capitalized)        $  24        $  17
                                                    =====        =====
        Income taxes                                $ (18)       $  27
                                                    =====        =====
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   MERGER AGREEMENT WITH ENOVA CORPORATION

On October 14, 1996, Pacific Enterprises (the Company or PE) and Enova Corporation (Enova), the parent company of San Diego Gas & Electric, announced an agreement, which both Boards of Directors unanimously approved, for the combination of the two companies, tax-free, in a strategic merger of equals to be accounted for as a pooling of interests. The combination was approved by the shareholders of both companies on March 11, 1997. Shareholder votes in favor of the combination totaled 79% of the outstanding shares of PE and 76% for Enova (99% and 96% of total votes cast for PE and Enova, respectively). Completion of the combination remains subject to approval by regulatory and governmental agencies.

As a result of the combination, the Company and Enova will become subsidiaries of a new holding company and their common shareholders will become common shareholders of the new holding company. The Company's common shareholders will receive 1.5038 shares of the new holding company's common stock for each of their shares of PE common stock, and Enova common shareholders will receive one share of the new holding company's common stock for each of their shares of Enova common stock. Preferred stock of the Company, Southern California Gas Company (SoCalGas), and San Diego Gas & Electric will remain outstanding.

The new holding company will be incorporated in California and will be exempt from the Public Utility Holding Company Act as an intrastate holding company.

The merger is subject to approval by certain governmental and regulatory agencies including the California Public Utility Commission (CPUC), the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission, and the Department of Justice. Required approvals of the merger are expected to occur in late 1997. In the interim, the Company and Enova have formed a joint venture to provide integrated energy and energy related products and services.

The Company owns indirect interests in several small electric generation facilities which are "qualifying facilities" under the Public Utility Regulatory Policies Act. Qualifying facility status is not available to any facilities that are more than 50% owned by an electric utility or an electric utility holding company.

Upon the completion of the proposed business combination the new holding company will become an electric utility holding company. Consequently, in order to avoid the loss of qualifying facility status, the Company must cause its ownership in these facilities (together with that of all other electric utilities or electric utility holding companies) to be not more than 50% prior to the completion of the business combination. The Company is considering several alternatives to accomplish this result including the sale of all or part of these facilities. The Company believes a sale or other disposition will not have a material adverse effect on the Company's consolidated results of operations or financial position.

A total of $12 million, pre-tax, of costs and expenses have been incurred in connection with the merger, of which $5 million ($3 million, after-tax, or $.04 per share) were charged to income in the first quarter of 1997. These costs consist primarily of investment banking, legal, regulatory and consulting fees.

In March 1997, PE and Enova launched a new joint venture, Energy Pacific. This new joint-venture incorporates several existing unregulated businesses from each company. It will pursue a variety of opportunities, including buying and selling natural gas for large users, integrated energy management services targeted at large governmental and commercial facilities and consumer market products and services such as earthquake shutoff valves.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1997 financial statement presentation.

In order to match revenues and costs for interim reporting purposes, SoCalGas defers revenues to match costs which it expects to incur later in the year. This procedure may change depending on the provisions of a final decision on SoCalGas' Performance Based Regulation (PBR) proposal. (See "REGULATORY ACTIVITY AFFECTING FUTURE PERFORMANCE.")

In conformity with generally accepted accounting principles, SoCalGas' accounting policies reflect the financial effects of rate regulation authorized by the CPUC. SoCalGas applies the provisions of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. The Company believes that it would continue to meet the criteria of SFAS 71 in accounting for regulated operations under PBR as proposed by the Company or the CPUC (See "REGULATORY ACTIVITY AFFECTING FUTURE PERFORMANCE").

However, the terms of PBR ultimately authorized by the CPUC may contain elements that could result in SoCalGas not meeting all the criteria for continued application of SFAS 71.

Income tax expense recognized in a period is the amount of tax currently payable plus or minus the change in the aggregate deferred tax assets and
liabilities.   Deferred  taxes  are recorded  to  recognize  the  future  tax consequences of events that have been recognized in the financial statements or tax returns. For additional information regarding income taxes, see Note 5 of Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K.

Estimated liabilities for environmental remediation are recorded when the amounts are probable and estimable. Amounts authorized to be recovered in rates are recorded as regulatory assets. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability shown on the balance sheet. For additional information regarding commitments and contingencies, see Note 6 of Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K.

3. CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, the Company completed a strategic plan to refocus on utility and related businesses. The strategy included the divestiture of the Company's retailing operations and all of its oil and gas exploration and production business.

In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of March 31, 1997, the provisions previously established for these matters are adequate.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis contained in the Company's 1996 Annual Report to Shareholders and incorporated into the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

INFORMATION REGARDING FORWARD-LOOKING COMMENTS

The following discussion includes forward-looking statements with respect to matters inherently involving various risks and uncertainties. These statements are identified by the words "estimates", "expects", "anticipates", "plans", "believes" and similar expressions.

The analyses employed to develop these statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive conditions, regulatory and business trends and decisions, technological developments, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions upon which the forward-looking statements are based, are reasonable for purposes of making these statements, there can be no assurance that these assumptions will approximate actual experience or that the expectations set forth in the forward-looking statements derived from these assumptions will be realized.


SUMMARY

The Company reported consolidated net income of $50 million in the first quarter of 1997 compared to $51 million in the first quarter of 1996.

Consolidated earnings continue to reflect the positive results of the Company's primary subsidiary, SoCalGas. SoCalGas' net income was $58 million compared with $54 million for the same quarter of 1996. This increase in earnings was partially offset by expenses incurred in the first quarter of 1997 of $3 million, after-tax, related to the proposed merger.

In April, the Board of Directors announced a 6% increase in dividends paid on PE common stock to an annual rate of $1.52 per share, up from $1.44 per share. This is the fourth consecutive year in which the dividend rate has been increased.

SoCalGas  is continuing its efforts to implement Performance Based Ratemaking
(PBR) in regulatory proceedings before the CPUC. On April 21, 1997, an Administrative Law Judge (ALJ) issued a proposed Decision (PD) on SoCalGas' PBR filing. The PD differs from SoCalGas' original application in several material respects. A final decision is expected in the second quarter of 1997. (See "REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE".)

An agreement to extend the existing union contract on wages, hours and working conditions was ratified by SoCalGas' represented employees. The union contract was extended to March 31, 1999, with an automatic extension to March 31, 2000 if neither side declares a need to reopen the contract.

In March, PE and Enova launched a new joint venture, Energy Pacific, to provide integrated energy and energy related services and products to a broad range of customers.

In March, Pacific Enterprises International and its two partners were awarded a license to build and operate a natural gas system to serve the area in and around Chihuahua, Mexico. It was the consortium's second successful Mexico bid.

CONSOLIDATED

Net income for the three months ended March 31, 1997 was $50 million, or $.60 per common share, compared to $51 million, or $.57 per common share in 1996. Consolidated earnings continue to reflect the positive results of the Company's primary subsidiary, SoCalGas. SoCalGas' net income was $58 million compared with $54 million for the same quarter of 1996, which resulted from continued benefits of cost reductions and from an increase in the authorized equity component of the utility's capital structure. The decline in operating and maintenance expenses of SoCalGas was offset by higher operating expenses at EMS and the incurrence of merger-related expenses at PE.

The weighted average number of shares of common stock outstanding for the first quarter of 1997 decreased to 81.9 million shares compared with 82.4 million shares for the first quarter of 1996. During the first quarter the Company repurchased 571,000 shares of common stock under the stock repurchase program which began in the fourth quarter of 1996. As of mid-April 1997, 1.8 million shares had been repurchased under this program.

A more detailed discussion of current period results can be found in the business segment information that follows.

OPERATING REVENUES        Three Months Ended
($ in Millions)                March 31
                            1997       1996
                          ------------------
SoCalGas                    $738       $620
Energy Mgmt. Svcs            136         47
Other   (1)                    3          3
                            ---------------
                             877        670
Less: Intersegment            83         39
                            ---------------
                            $794       $631
                            ===============

NET INCOME                Three Months Ended
($ in Millions)                March 31
                            1997       1996
                          ------------------
SoCalGas                     $58        $54
Energy Mgmt. Svcs             (2)         0
Parent & Other   (1)          (6)        (3)
                            ---------------
                             $50        $51
                            ===============

(1) Includes PE International

SOCALGAS OPERATIONS

Net income for the first quarter of 1997 was $58 million compared to $54 million for the same period in 1996. The increase is primarily due to savings resulting from lower operating and maintenance expenses than the amounts authorized in rates and an increase in the common equity component of SoCalGas' capital structure to 48.0% from 47.4%. Earnings for the first quarter of 1996 benefited from a one-time $5.6 million (after-tax) favorable settlement from gas producers for damages incurred to SoCalGas and customer equipment resulting from impure gas supplies.

The table below compares SoCalGas' throughput and revenues by customer class for the three months ended March 31, 1997 and 1996.

($ in Millions,      Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1997:
Residential         84       $566         1       $  3        85        $569
Comm'l/Ind'l.       25        175        76         65       101         240
Utility Elec.                            21         11        21          11
Wholesale                                38         14        38          14
Exchange                                  0          0         0           0
               -------------------------------------------------------------
Total in Rates     109       $741       136        $93       245         834
Balancing Accts.
  & Other                                                                (96)
                                                                       -----
Total Operating Rev.                                                    $738*
                                                                       =====
1996:
Residential         82       $548         1        $ 3        83        $551
Comm'l/Ind'l.       25        155        68         65        93         220
Utility Elec.                            19         14        19          14
Wholesale                                35         15        35          15
Exchange                                  1                    1
               -------------------------------------------------------------
Total in Rates     107       $703       124        $97       231        $800

Balancing Accts.
 & Other                                                                (180)
                                                                      ------
Total Operating Rev.                                                    $620
                                                                      ======

* Includes inter-segment transactions.

Operating revenue increased $118 million for the three months ended March 31, 1997. The increase in operating revenues for the quarter is primarily due to higher throughput and higher gas costs compared to the prior year. Since gas costs are recoverable in rates (subject to the Gas Cost Incentive Mechanism, - discussed below), the increase in gas cost is also reflected as an increase in revenues.

The increase in throughput is primarily due to higher deliveries to the oil refinery segment for reformulated gasoline production and higher deliveries to the wholesale market due to increased winter demand. The margin earned on these customers is substantially less than the margin earned on gas transported to utility electric generation (UEG) customers. In addition, throughput to UEG customers declined primarily due to the increased availability of inexpensive hydro-generating electricity which these customers purchased in lieu of generating actual gas fueled electricity within SoCalGas' service territory. As a result, net income was reduced by $4 million, after-tax, due to total noncore throughput falling below levels used by the CPUC in establishing rates. The abundance of inexpensive hydro-generated electricity has continued into the second quarter.

Cost of gas distributed was $350 million and $250 million for the three months ended March 31, 1997 and 1996 respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2.90 per thousand cubic feet (MCF) for the first quarter of 1997 compared to $1.59 per MCF for the first quarter of 1996. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating and maintenance expenses for the three months ended March 31, 1997 were $14 million higher compared to the same period in 1996, primarily due to a non-recurring $9.5 million, pre-tax, settlement from a group of gas producers for damages incurred to Company and customer equipment resulting from impure gas supplies received during the first quarter 1996.

RECENT CPUC REGULATORY ACTIVITY

Under the Gas Cost Incentive Mechanism (GCIM), SoCalGas can recover all gas purchase costs to the extent that they do not exceed a tolerance band extending to 4 percent above an index benchmark level. If SoCalGas' cost of gas exceeds the tolerance band, the excess costs are shared equally between customers and shareholders. All savings from gas purchased below the benchmark are shared equally between customers and shareholders.

SoCalGas' purchased gas costs were below the specified GCIM benchmark for the annual period ended March 1996. In June 1996 SoCalGas filed a motion with the CPUC requesting a reward for shareholders under the procurement portion of the incentive mechanism. The amount will be recognized in income when a final CPUC decision (expected in the second quarter) is issued.

The CPUC has approved the use of gas futures for managing risk associated with the GCIM. SoCalGas enters into gas futures contracts in the open market on a limited basis to mitigate risk and better manage gas costs.

REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE

Future regulatory restructuring, increased competitiveness in the industry and the electric industry restructuring will affect SoCalGas' future performance. SoCalGas has filed an application with the CPUC for "Performance Based Regulation" (PBR) to replace the general rate case and certain other regulatory proceedings. SoCalGas' proposal, if approved, would allow SoCalGas to be more responsive to customer demand and compete more effectively in contestable markets. The SoCalGas proposal would maintain cost-based rates, but would link financial performance with changes in productivity. It would also eliminate certain balancing accounts and allow revenues to be throughput driven, resulting in increased quarterly earnings volatility, although no significant full-year impact would be expected. It would also provide SoCalGas with the opportunity to improve financial performance over the long term to the extent it is able to reduce expenses, increase energy deliveries and generate profits from new products and services.

On April 21, 1997, an Administrative Law Judge (ALJ) issued a Proposed Decision (PD) on SoCalGas' PBR application, that differs in a number of significant respects from SoCalgas' proposal. The PD will be reviewed by the CPUC which may accept, reject or modify it in rendering a final decision on the application. SoCalGas will provide comments on the PD to the CPUC commission and a final decision is expected in the second quarter of 1997.

The following are the principal differences between SoCalGas' proposal and the PD. SoCalGas' initial application reflected a base margin reduction of $61.2 million (later was revised to $110 million) while the PD reflects a net reduction of $182 million. SoCalGas' proposal calls for rate indexing which will ensure that base rates grow at less than the rate of inflation (inflation minus a productivity factor), while the PD rejects rate indexing and adopts revenue or margin indexing which would continue to eliminate the potential for increased or decreased earnings arising from higher or lower gas throughput to core customers. SoCalGas proposes an annual 1% productivity factor for decreases in base rates, while the PD proposes a starting annual productivity factor of 1.5%, which is then incorporated into a complex formula to produce a substantially higher productivity factor. SoCalGas requests an increase in the customer charge over the five-year period covered by PBR but reduces rates for gas and narrows the rate increase paid when customers exceed the monthly baseline amount while the PD defers issues such as residential rate design and pricing flexibility to a future proceeding. SoCalGas proposes authorization to offer new products and services on a competitive basis at shareholder risk, while the PD defers this issue to future proceedings.

SoCalGas proposes no earnings sharing while the PD proposes a mechanism for sharing with customers earnings that exceed a specified rate of return but does not propose any similar downside sharing. Finally, the PD proposes that SoCalGas have the option of implementing PBR retroactive to January 1, 1997, or on January 1, 1998.

For 1997, SoCalGas is authorized to earn a rate of return on common equity of
11.6 percent and a 9.49 percent return on rate base, compared to 11.6 percent and 9.42 percent in 1996. The CPUC also authorized a 60 basis point increase in SoCalGas' authorized common equity ratio to 48.0 percent in 1997 compared to 47.4 percent in 1996. The 60 basis point increase in the common equity component could potentially add $2 million to earnings in 1997.

As discussed in the 1996 Form 10-K, existing interstate pipeline capacity into California exceeds current demand. SoCalGas has exercised its step-down option on both the El Paso and Transwestern interstate pipeline systems. SoCalGas has entered into settlements with Transwestern and El Paso, which have been approved by the FERC and which define the amounts of the unsubscribed capacity costs that are to be recovered from the remaining firm service customers, thus reducing SoCalGas' exposure to higher annual reservation charges. SoCalGas believes that the FERC-approved settlements with Transwestern and El Paso will not have a significant impact on the results of operations or on volumes transported or sold.

The CPUC has issued a decision to SoCalGas' 1996 Biennial Cost Allocation Proceeding filing (BCAP). The CPUC decision defers recovery of approximately $20 million in noncore costs, resulting in a noncore rate decrease and leaves in place the existing residential rate structure. The decision failed to adopt SoCalGas' proposal to increase flexibility in offering discounts to UEG customers to retain load or prevent by-pass. SoCalGas will implement the new rates and core residential monthly gas pricing on June 1, 1997.

As part of its continuing evaluation of the impact of electric restructuring on operations, SoCalGas adopted SFAS 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" and evaluated its impact on the financial statements. Although Management believes that the volume of gas transported may be adversely impacted by the electric restructuring, it is not anticipated that it would result in an impairment of assets as defined in SFAS 121 because the expected future cash flows from SoCalGas' investment in its gas transportation infrastructure is greater than its carrying amount.


OTHER ACTIVITY

Approximately 5,000 field, clerical and technical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. In March 1997, SoCalGas and its represented employees reached two new agreements. One agreement is a one year extension of the existing contract on wages and working conditions, and the other is an extension of the pension and benefits plan and calls for a wage increase of 3% effective on August 1, 1997. Under the contract extension, the agreement on wages and working conditions expires on March 31, 1999. The agreement could be extended through March 31, 2000, if neither side reopens negotiations. The pension and benefits agreement was extended through December 31, 1999. Key provisions give SoCalGas flexibility to create a multi-skilled workforce through reclassification and training, the right to establish management-employee teams to address proficiency and the right to outsource noncore functions such as billings, all of which enhance SoCalGas' ability to be more competitive. Full-time represented employees with satisfactory performance have employment security for the duration of the contract, unless there is a shortage of work.

For  additional information, see the discussion under the caption "Management
Discussion  and  Analysis  -  Factors  influencing  Future  Performance"   in
SoCalGas' 1996 Form 10-K.


ENERGY MANAGEMENT SERVICES

Energy Management Services (EMS) consists of a number of operations including an interstate pipeline subsidiary, a subsidiary which operates and develops alternate energy facilities as well as centralized heating and cooling plants, an unregulated subsidiary which markets natural gas, and a subsidiary which provides energy products and services.

Pacific Energy (PEn) develops and operates alternate energy facilities including geothermal, hydro-power, biogas and woodburning plants. It also operates centralized heating and cooling plants for large building complexes. Ensource, which was established in 1996, buys and arranges transportation, storage and delivery of natural gas for large-volume customers. Pacific Enterprises Energy Services (PEES), which also was established in 1996, provides energy related products and services to both commercial and residential customers. Pacific Interstate Company (PIC), which is regulated by the FERC, purchases gas from producers in Canada and from federal waters offshore California and transports it for sale to SoCalGas and others. PEEMS is the holding company of all the EMS operating units.

EMS' operating revenue was $136 million for the first quarter of 1997 representing an increase of $89 million compared to the first quarter of 1996. The increase is primarily from operating revenues of $55 million at Ensource as operations began in the second quarter of 1996. In addition, higher operating revenues of $41 million are due to higher interstate cost of gas delivered by PIC.

EMS had a net loss of $2 million for the three months ended March 31, 1997 representing a decrease of approximately $2 million compared to the first quarter of 1996. This decrease is primarily due to start-up costs and increased operating expenses by PEEMS during the first quarter of 1997.

In March 1997, PE and Enova launched a new joint venture, Energy Pacific. This new joint-venture incorporates several existing unregulated businesses from each company. It will pursue a variety of opportunities, including buying and selling natural gas for large users, integrated energy management services targeted at large governmental and commercial facilities and consumer market products and services such as earthquake shutoff valves. The

Company has contributed PEES, Ensource, Pacific Enterprises Liquefied Natural Gas (LNG), Energy Alliance I, PEEMS and Pacific Enterprises Leasing Co. to the joint venture. These contributions total $31 million and have been matched by Enova Corporation.

The Company owns indirect interests in several small electric generation facilities which are "qualifying facilities" under the Public Utility Regulatory Policies Act. Qualifying facility status is not available to any facilities that are more than 50% owned by an electric utility or an electric utility holding company.

Upon the completion of the proposed business combination the new holding company will become an electric utility holding company. Consequently, in order to avoid the loss of qualifying facility status, the Company must cause its ownership in these facilities (together with that of all other electric utilities or electric utility holding companies) to be not more than 50% prior to the completion of the business combination. The Company is considering several alternatives to accomplish this result including the sale of all or part of these facilities. The Company believes a sale or other disposition will not have a material adverse effect on the Company's consolidated results of operations or financial position.


INTERNATIONAL OPERATIONS

Net income at Pacific Enterprises International (PEI) was $300,000 in the first quarter of 1997 compared to a loss of $1 million in 1996. Higher net income resulted from a $2.5 million, pre-tax, cash dividend received from its investment in two Argentina holding companies in the first quarter of 1997, whereas a cash dividend of $2.1 million, pre-tax, was received in the second quarter of 1996. General and administrative expenses remained consistent in comparison to the first quarter of 1996.

PEI, Enova and their Mexican partner, Proxima Gas S.A. were awarded a license to build and operate a natural gas pipeline in Chihuahua, a city of almost 630,000 in northern Mexico and expects to serve 50,000 customers in the first five years of operation. It is the second natural gas license awarded by the Mexican Energy Regulatory Commission, and the second license won by PEI and its two partners, who operate as the consortium, Distribuidora de Gas Natural de Mexicali (DGN). DGN expects to begin construction later this year and will invest $50 million in the first five years of operation. PEI's share in this project is 47.5%.


PARENT COMPANY

Parent company expense was $8 million, after-tax, for the three months ended March 31, 1997, including interest expense. This compares to expense of $3 million, after-tax, for the same period in 1996. Expenses are higher in the first quarter of 1997 primarily due to merger related expenses of $3 million, after-tax.


CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations were $295 million for the three months ended March 31, 1997. This represents a decrease of $6 million from 1996.

Capital  expenditures  were  $54 million for the  three  months  ended  March
31,1997 which is an increase of $11 million from 1996. This increase is primarily due to a $17 million capital lease assumed by PEn and $5 million incurred by PIC for the Pacific Offshore Pipeline Company plant expansion project offset by a decline in SoCalGas capital expenditures of $11 million due to the completion of a Customer Information System.

Cash flows used in financing activities were $222 million for the three months ended March 31, 1997. This primarily represents a common stock repurchase of $16 million, repayment of commercial paper of $172 and payment of common and preferred dividends of $31 million.

Cash and cash equivalents at March 31, 1997 were $283 million. This cash is available for investment in new energy-related domestic and international projects, repurchase of common and preferred stock, the retirement of debt and other corporate purposes.

The Company paid dividends of $30 million on common stock and $1 million on preferred stock for a total of $31 million. This compares to $30 million in 1996. The common stock dividend increase in 1997 is due to the increase in the quarterly common stock dividend rate in the second quarter of 1996 partially offset by lower preferred stock dividends resulting from the redemption of preferred stock. During the first quarter of 1996, the Company redeemed $110 million of Parent Remarketed, Series A preferred stocks and $50 million of SoCalGas Series A Flexible Auction preferred stock. In connection with the redemption of the Remarketed preferred stock, the Company recorded a $2.4 million non-recurring reduction to earnings per share to reflect the original issues underwriting discount.

The quarterly dividend rate was increased to $.36 per share in the second quarter of 1996 and to $.38 per share in the second quarter of 1997.

In April 1996, the Board of Directors authorized the buyback of up to 4.25 million shares of SoCalGas' common stock representing approximately 5% of outstanding shares over a two-year period. During the first quarter of 1997, SoCalGas repurchased 571,000 shares of common stock and as of mid April 1997, a total of 1.8 million shares have been repurchased under this program.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 will be adopted by the Company at the end of 1997 and earnings per share for all prior periods will be restated upon adoption. Under SFAS 128, basic and diluted earnings per share for the first quarter 1997 would have been $.60 and $.59 per share, respectively.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a),(b),(c) At a Special Meeting of Shareholders held on March 11, 1997, the Company's shareholders approved the principal terms of a proposed business combination of the Company and Enova Corporation. See Note 1 of Notes to Condensed Consolidated Financial Statements contained in Item 1 - Financial Statements of this Quarterly Report.

Such approval required the favorable vote of the holders of (i) a majority of the shares of the Company's common stock and (ii) a majority of the shares of the Company's common stock and preferred stock (voting together as a single class), outstanding on the record date for the Special Meeting. At the record date, there were 84,167,910 shares of the Company's common stock and 800,253 shares of the Company's preferred stock outstanding.

The following tables sets forth the number of shares voted for and against, as well as the number of abstentions and broker non-votes with respect to such approval:

                                                         Total Common
                                                             and
                    Common Stock     Preferred Stock    Preferred Stock
                    ------------     ---------------    ---------------
For Approval         66,813,149         318,355            67,131,504

Against Approval        598,424          11,611               610,085

Abstain                 438,056          15,835               453,891

Broker Non-votes           0                0                    0


(d)  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1997.

     - Other Events - January 28, 1997




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

Date: May 14, 1997