Form 10-Q
period 1997-06-30
PACIFIC ENTERPRISES INC
filed 1997-08-14
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                              -------------------------------------

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

The number of shares of common stock outstanding on August 12, 1997 was 83,306,332.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                       (Dollars are in Millions
               except number of shares and per share amounts)
                                 (Unaudited)
                                    Three Months Ended       Six Months Ended
                                         June 30                  June 30
                                    ------------------      -----------------
                                        1997    1996            1997    1996
                                       ------  ------         ------  ------
Revenues and Other Income:
 Utility operating revenues             $571    $549          $1,302  $1,169
 Other operating revenues                 21      11              84      22
 Other                                     6       6              15      12
                                        ----    ----           -----   -----
     Total                               598     566           1,401   1,203
                                        ----    ----           -----   -----
Expenses:
 Utility cost of gas distributed         162     128             506     363
 Other cost of sales                       5       6              52      12
 Operating expenses                      216     219             418     402
 Depreciation and amortization            64      64             128     126
 Franchise payments and other taxes       22      21              50      51
 Preferred dividends of a subsidiary       1       2               3       5
                                         ---    ----           -----   -----
     Total                               470     440           1,157     959
                                        ----    ----           -----   -----
Income from Operations
 Before Interest and Taxes               128     126             244     244
Interest                                  25      24              51      51
                                        ----    ----           -----   -----
Income from Operations
 Before Income Taxes                     103     102             193     193
Income Taxes                              46      46              86      86
                                        ----    ----           -----   -----
Net Income                                57      56             107     107
Dividends on Preferred Stock               1       1               2       3
Preferred stock original issue discount                                    2
                                        ----    ----           -----   -----
Net Income Applicable to
 Common Stock                           $ 56    $ 55            $105    $102
                                        ====    ====           =====   =====
Net Income per Share of Common Stock    $.70    $.67           $1.30   $1.23
                                        ====    ====           =====   =====
Dividends Declared per Share of
 Common Stock                           $.76    $.72           $1.12   $1.06
                                        ====    ====           =====   =====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)       81,192  82,605          81,097  82,546
                                      ======  ======          ======  ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)
                                 (Unaudited)
                                          June 30    December 31
                                            1997         1996
                                         ----------   -----------
Current Assets:
  Cash and cash equivalents                $   212       $  256
  Accounts receivable (less allowance
    for doubtful receivables of
    $21 million at June 30, 1997 and
    $19 million at December 31, 1996)          287          481
  Income taxes receivable                       52           58
  Deferred income taxes                         16            9
  Gas in storage                                17           28
  Other inventories                             20           22
  Regulatory accounts receivable               261          285
  Prepaid expenses                              15           22
                                            ------       ------
      Total current assets                     880        1,161
                                            ------       ------
Property, Plant and Equipment                6,112        6,080
  Less Accumulated Depreciation and
    Amortization                             2,905        2,843
                                            ------       ------
      Total property, plant and
        equipment-net                        3,207        3,237
                                            ------       ------

Deferred Charges and Other Assets:
  Other Investments                            148          115
  Other Receivables                             12           16
  Regulatory Assets                            490          552
  Other Assets                                  96          105
                                            ------       ------
      Total deferred charges and
        other assets                           746          788
                                            ------       ------
      Total                                 $4,833       $5,186
                                            ======       ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Millions of Dollars)
                                 (Unaudited)
                                            June 30      December 31
                                              1997           1996
                                           ----------     -----------
Current Liabilities:
  Short-term debt                            $    116       $   262
  Accounts payable                                414           577
  Other taxes payable                              17            29
  Long-term debt due within one year              296           149
  Accrued interest                                 25            41
  Other                                           102            80
                                              -------        ------
      Total current liabilities                   970         1,138
                                              -------        ------
Long-term debt                                    922         1,095
Debt of Employee Stock Ownership Plan             130           130
                                              -------        ------
      Total long-term debt                      1,052         1,225
                                              -------        ------
Deferred Credits and Other Liabilities:
  Long-Term Liabilities                           194           166
  Customer Advances for Construction               39            42
  Postretirement Benefits Other than Pensions     220           224
  Deferred Income Taxes                           331           321
  Deferred Investment Tax Credits                  62            64
  Other Deferred Credits                          449           471
                                              -------        ------
       Total deferred credits and
           other liabilities                    1,295         1,288
                                              -------        ------
Preferred stock of a subsidiary                    95            95
                                              -------        ------
Shareholders' equity:
  Capital stock:
    Preferred                                      80            80
    Common                                      1,061         1,095
                                              -------        ------
      Total capital stock                       1,141         1,175
  Retained earnings, after elimination
    of accumulated deficit of
    $452 million against common stock
    at December 31, 1992 as part of
    quasi-reorganization                          328           314
  Deferred compensation relating to
    Employee Stock Ownership Plan                 (48)          (49)
                                              -------        ------
      Total shareholders' equity                1,421         1,440
                                              -------        ------
      Total                                    $4,833        $5,186
                                              =======        ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)
                                 (Unaudited)
                                                     Six Months Ended
                                                          June 30
                                                    ------------------
                                                     1997        1996
                                                    ------       -----
Cash Flows from Operating Activities:
  Net Income                                        $ 107        $ 107
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                   128          126
      Deferred income taxes                             8           11
      Other                                             5          (26)
      Net change in other working capital
        components                                    112          202
                                                    -----        -----
          Net cash provided by operating
            activities                                360          420
                                                    -----        -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                        (106)         (86)
  Increase in other investments                       (33)         (52)
  Decrease in other receivables, regulatory
     assets and other assets                           34            5
                                                    -----        -----
           Net cash used in investing activities     (105)        (133)
                                                    -----        -----
Cash Flows from Financing Activities:
  Sale of common stock                                               4
  Repurchase of common stock                          (33)
  Redemption of preferred stock                                   (208)
  Decrease in long-term debt                         (172)        (125)
  Increase (Decrease) in short-term debt                2          (98)
  Common dividends paid                               (94)         (59)
  Preferred dividends paid                             (2)          (3)
                                                    -----        -----
          Net cash used in financing activities      (299)        (489)
                                                    -----        -----
Decrease in Cash and Cash Equivalents                 (44)        (202)
Cash and Cash Equivalents, January 1                  256          351
                                                    -----        -----
Cash and cash equivalents, June 30                  $ 212        $ 149
                                                    =====        =====
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
        Interest (net of amount capitalized)        $  67        $  67
                                                    =====        =====
        Income taxes ...............................$  69        $  77
                                                    =====        =====
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   MERGER AGREEMENT WITH ENOVA CORPORATION

On October 14, 1996, Pacific Enterprises (the Company or PE) and Enova Corporation (Enova), the parent company of San Diego Gas & Electric (SDG&E), announced an agreement, which both Boards of Directors unanimously approved, for the combination of the two companies, tax-free, in a strategic merger of equals to be accounted for as a pooling of interests. The combination was approved by the shareholders of both companies but remains subject to approval by regulatory and governmental agencies. To accommodate obtaining these approvals, on August 6, 1997, PE and Enova extended until September 1, 1998 the date after which either company may unilaterally terminate the business combination if not previously completed.

As a result of the combination, the Company and Enova will become subsidiaries of a new holding company and their common shareholders will become common shareholders of the new holding company. The Company's common shareholders will receive 1.5038 shares of the new holding company's common stock for each of their shares of PE common stock, and Enova common shareholders will receive one share of the new holding company's common stock for each of their shares of Enova common stock. Preferred stock of the Company, Southern California Gas Company (SoCalGas or the Gas Company), and SDG&E will remain outstanding.

The merger is subject to approval by certain governmental and regulatory agencies including the California Public Utility Commission (CPUC), the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission, and the Department of Justice.

In June 1997, the CPUC revised its procedural schedule for the proposed business combination after delaying until July 1997, its final decision on the Performance Based Regulation (PBR) proceeding for SoCalGas. Under this timeline, a CPUC Administrative Law Judge should issue a proposed decision on the combination in late January 1998, with a CPUC decision scheduled for March 1998.

On June 25, 1997, the FERC conditionally approved the proposed business combination subject to the filing of appropriate standards of conduct and the adoption by the CPUC of satisfactory rules primarily relating to affiliate transactions.

On August 7, 1997, PE and Enova announced an agreement to acquire AIG Trading Corporation, a natural gas and power marketing firm. Headquartered in Greenwich, Conn., AIG Trading Corporation is a subsidiary of AIG Trading Group Inc. Its business primarily focuses on wholesale trading and marketing of natural gas, power and oil. Total cost of the acquisition is approximately $225 million consisting of an acquisition price of $190 million and commitments of up to $35 million for certain long-term incentive compensation and retention arrangements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, SoCalGas defers revenue related to costs which are expected to be incurred later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1997 financial statement presentation.

Income tax expense recognized in a period is the amount of tax currently payable plus or minus the change in the aggregate deferred tax assets and liabilities. Deferred taxes are recorded to recognize the future tax consequences of events that have been recognized in the financial statements or tax returns.

Amounts authorized to be recovered in rates are recorded as regulatory assets. Estimated liabilities for environmental remediation are recorded when the amounts are probable and estimable. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability shown on the balance sheet.

3. CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, the Company completed a strategic plan to refocus on utility and related businesses. The strategy included the divestiture of the Company's retailing operations and its oil and gas exploration and production business. In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of June 30, 1997, the provisions previously established for these matters are adequate.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes forward-looking statements with respect to matters inherently involving various risks and uncertainties. These statements are identified by the words "estimates", "expects", "anticipates", "plans", "believes" and similar expressions. The analyses employed to develop these statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive conditions, regulatory and business trends and decisions, technological developments, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes these assumptions to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized.

SUMMARY

The Company reported consolidated net income of $57 million in the second quarter of 1997 compared to $56 million in the second quarter of 1996. For the six months ended June 30, 1997, the Company reported consolidated net income of $107 million, compared to $107 million for 1996.

Consolidated earnings continue to reflect the positive results of the Company's primary subsidiary, SoCalGas.

In April, the Board of Directors announced a 6% increase in dividends paid on PE common stock to an annual rate of $1.52 per share, up from $1.44 per share. This is the fourth consecutive year in which the dividend rate has been increased.

On July 16, 1997 the CPUC issued its final decision on SoCalGas' application for Performance Based Regulation (PBR) (See "REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE".)

In March 1997, Pacific Enterprises International (PEI) and its two partners Enova International and Proxima Gas were awarded a license to build and operate a natural gas system to serve the area in and around Chihuahua, Mexico. It was the consortium's second successful Mexico bid. During the second quarter of 1997, construction of the border pipeline crossing for the Mexicali system was completed. The CPUC has provided interim approval to begin gas flows to the region which began in late July.

On August 7, 1997, PE and Enova announced an agreement to acquire AIG Trading Corporation, a natural gas and power marketing firm, headquartered in Greenwich, Conn. Its business primarily focuses on wholesale trading and marketing of natural gas, power and oil. Total cost of the acquisition is approximately $225 million consisting of an acquisition price of $190 million and commitments of up to $35 million for certain long-term incentive compensation and retention arrangements.

CONSOLIDATED

Net income for the three months ended June 30, 1997 was $57 million ($.70 per common share) compared to $56 million ($.67 per common share) in 1996. Net income for the six months ended June 30, 1997 was $107 million ($1.30 per common share) compared to $107 million ($1.23 per common share) in 1996. Consolidated earnings continue to reflect the positive results of the Company's primary subsidiary, SoCalGas (See SoCalGas Operations).

The weighted average number of shares of common stock outstanding for the first six months of 1997 decreased to 81.1 million shares compared with 82.5 million shares for the first six months of 1996. During the second quarter the Company repurchased 775,400 shares of common stock under a stock repurchase program which began in the fourth quarter of 1996. As of June 30, 1997, 2.2 million shares had been repurchased under this program.

A more detailed discussion of current period results is set forth in the following business segment information:

OPERATING REVENUES        Three Months Ended           Six Months Ended
($ in Millions)                June 30                      June 30
                            1997       1996              1997       1996
                          -----------------            ------------------
SoCalGas                    $575       $497            $1,313     $1,117
Energy Mgmt. Svcs             67         49               203         96
International and Other (1)    1         49                 4         52
                          -----------------           ------------------
                             643        595             1,520      1,265
Less: Intersegment            51         35               134         74
                          -----------------           ------------------
                            $592       $560            $1,386     $1,191
                          =================           ==================

NET INCOME                Three Months Ended           Six Months Ended
($ in Millions)                June 30                      June 30
                            1997       1996              1997       1996
                          ------------------           -----------------
SoCalGas                     $70        $30             $ 128       $ 84
Energy Mgmt. Svcs              1          2                (1)         3
International & Other (1)    (14)        24               (20)        20
                          ------------------           -----------------
                             $57        $56             $ 107      $ 107
                          ==================           =================

(1) Includes PE Corporate. Decrease from 1996 represents a Parent non-operating credit of $47.7 million, pre-tax, relating to SoCalGas' $47.7 million, pre-tax write-off.

SOCALGAS OPERATIONS

Net income for the second quarter of 1997 was $70 million compared to $30 million for the same period in 1996. Net income for the six months ended June 30, 1997 was $128 million compared to $84 million for the same period in 1996. The change is primarily due to lower earnings during the second quarter of 1996 resulting from a one-time non-cash $26.6 million charge, after-tax, related to the Comprehensive Settlement of excess gas costs and other regulatory matters which did not affect consolidated Pacific Enterprises results. This was partially offset by an $8.0 million, after-tax, one-time favorable settlement of environmental insurance claims. Earnings for the first quarter 1996, also benefited from a one-time $5.6 million, after-tax, favorable settlement from gas producers for damages incurred to SoCalGas and customer equipment resulting from impure gas supplies. The increase in 1997 income is also due to savings resulting from incurring lower operating and maintenance expenses than the amounts authorized to be collected in utility rates, and an increase in the common equity component of SoCalGas' capital structure to 48.0% from 47.4%.

The table below compares SoCalGas' throughput and revenues by customer class for the three months ended June 30, 1997 and 1996.

($ in Millions,      Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1997:
Residential         44       $301         0       $  0        44        $301
Comm'l/Ind'l.       19        105        73         60        92         165
Utility Elec.        0          0        35         17        35          17
Wholesale            0          0        31         17        31          17
Exchange             0          0         2          1         2           1
               -------------------------------------------------------------
Total in Rates      63       $406       141        $95       204        $501
Balancing Accts.
  & Other                                                                 74
                                                                       -----
Total Operating Rev.                                                    $575*
                                                                       =====


1996:
Residential         42       $304         0        $ 0        42        $304
Comm'l/Ind'l.       19        102        74         46        93         148
Utility Elec.        0          0        26         17        26          17
Wholesale            0          0        27         18        27          18
Exchange             0          0         1          0         1           0
               -------------------------------------------------------------
Total in Rates     61        $406       128        $81       189        $487

Balancing Accts.
 & Other                                                                  10
                                                                      ------
Total Operating Rev.                                                    $497
                                                                      ======

* Includes intersegment transactions

SoCalGas' operating revenue for the three and six months ended June 30, 1997, increased $78 million and $196 million, respectively when compared to the same periods in 1996. The increase in operating revenue is primarily due to higher gas costs reflected in rates. Increased gas costs account for $123 million of the operating revenue increase for the six months. Additionally, the increase in operating revenues for both periods is partially due to a non-cash charge recorded in the second quarter of 1996 of $47.7 million ($26.6 million after-tax). The $47.7 million charge related to the Comprehensive
Settlement  of  excess gas costs and other regulatory matters.   This  charge
resulted from estimates that throughput to noncore customers would decline from levels projected at the time of the Comprehensive

Settlement. The increase is partially offset by $14.3 million ($8.0 million after-tax), representing a one-time favorable settlement from the resolution of environmental insurance claims received during the second quarter of 1996. Operating revenues also increased due to an increase in the authorized equity component of SoCalGas' capital structure in which SoCalGas earns a return.

Cost of gas distributed was $167 million and $144 million for the three months ended June 30, 1997 and 1996 respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2 per thousand cubic feet (MCF) for the second quarter of 1997 compared to $1.34 per MCF for the second quarter of 1996. The increase in the average cost of gas distributed was mediated by the utilization of lower priced inventories. For the six months ended June 30, 1997 and 1996, the cost of gas distributed was $517 million and $394 million respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2.44 per MCF for the six months ended June 30, 1997 compared to $1.46 per MCF for the same period in 1996. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating and maintenance expenses for the three months and six months ended June 30, 1997, decreased $9.2 million and increased $4.6 million, respectively, compared to the same periods in 1996. The decrease for the three months ended June 30, 1997, represents SoCalGas' continuing efforts to reduce costs. The increase for the six months ended June 30, 1997, is primarily due to benefits received in the first quarter of 1996 of $9.5 million, pre-tax, ($5.6 million after-tax) representing one-time favorable settlements which reduced operating and maintenance expenses.


OTHER CPUC REGULATORY ACTIVITY

Under the Gas Cost Incentive Mechanism (GCIM), SoCalGas can recover all gas purchase costs to the extent that they do not exceed a tolerance band extending 4 percent above an index benchmark level. If SoCalGas' cost of gas exceeds the tolerance band, the excess costs are shared equally between customers and shareholders. All savings from gas purchased below the benchmark are shared equally between customers and shareholders.

SoCalGas' purchased gas costs were below the specified GCIM benchmark for the annual period ended March 1996, and in June 1997, the CPUC approved a $3.2 million reward for shareholders under the procurement portion of the incentive mechanism which was recognized as income in the second quarter. SoCalGas initially requested a reward based on purchased gas cost savings of $12.4 million. SoCalGas and the CPUC subsequently agreed on a purchased gas cost savings of $6.2 million resulting in the $3.2 million reward. In June 1997, SoCalGas also filed a motion with the CPUC requesting a reward of $10.8 million resulting from reduced purchased gas costs of $21.2 million for the 12-month period ended March 31, 1997.

The CPUC has approved the use of gas futures for managing risk associated with the GCIM. SoCalGas enters into gas futures contracts in the open market on a limited basis to mitigate risk and better manage gas costs.


REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE

Future regulatory restructuring, increased competitiveness in the industry and the electric industry restructuring will affect SoCalGas' future performance. On July 16, 1997, the CPUC issued its final decision on SoCalGas' PBR application.

PBR replaces the general rate case and certain other regulatory proceedings. Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where SoCalGas already has a highly developed infrastructure. Key elements of the PBR include a reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, and rate refunds to customers if service quality deteriorates. These changes in regulation will change the way earnings are affected by various factors. For example, earnings will become more reliant on operational efficiencies and less on investment in plant.

Under ratemaking procedures in effect prior to the PBR decision, SoCalGas typically filed a general rate case with the CPUC every three years. In a general rate case, the CPUC established a base margin, which is the amount of revenue to be collected from customers to recover authorized operating expenses (other than the cost of gas), depreciation, taxes and return on rate base. Separate proceedings were held annually to review SoCalGas' cost of capital including return on common equity, interest costs and changes in capital structure.

Under  PBR,  annual  cost  of capital proceedings  will  be  replaced  by  an automatic adjustment mechanism if changes in certain indices exceed established tolerances. The mechanism is triggered if actual interest rates increase or decrease by more than 150 basis points and are forecasted to continue to vary by at least 150 basis points for the next year. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a pre-established formula which applies a percentage of the change to various capital components.

Furthermore, under the prior ratemaking procedures the CPUC also allowed annual adjustments to rates for years between general rate cases to reflect the changes in rate base and the effects of inflation. This attrition allowance mechanism is eliminated by PBR. Biennial Cost Allocation Proceedings (BCAP), which will continue under PBR, adjust rates to reflect variances in the cost of gas and core customer demand from estimates previously adopted. The Commission's PBR decision indicates that it will address issues such as throughput forecast, cost allocation, rate design and other matters which may arise from SoCalGas' PBR experience in the 1998 BCAP which is anticipated to become effective on August 1, 1999. The GCIM proceeding will not change under PBR.

The Commission's PBR decision establishes the following:

  - A rate reduction now of $191 million, offset by an estimated $31 million rate increase to reflect inflation and customer growth on January 1, 1998. (A net rate reduction of $160 million for an initial base margin of $1.3 billion). The CPUC refers to a rate reduction of $229 million in its decision; however, that amount includes recovery of approximately $38 million of other social program costs authorized for recovery in another proceeding, that were previously part of base margin.

  - A sharing with customers of earnings that exceed the authorized rate of return on ratebase. Earnings between 25 and 300 basis points above the authorized rate of return on ratebase will be shared with customers in eight blocks of 25 to 50 basis points each with the first block returning 75% of the excess to customers and declining to 0% as earned returns approach 300 basis points above authorized amounts. There is no sharing of any amount by which actual earnings may fall below the authorized rate of return. In 1997, SoCalGas was authorized to earn a 9.49% return on ratebase which the decision adopts as the authorized rate for PBR.

  -  An  indexing  of  revenue or margin per customer by  inflation  less  an estimated productivity factor of 2.1% that increased by 0.1% per year up to 2.5% in the fifth year. This factor includes 1% to approximate the projected impact of declining ratebase. This methodology, combined with the retention of the Core Fixed Cost Balancing account, rejects SoCalGas' proposed risk/reward potential for shareholders arising from higher or lower gas throughput per customer to core (residential and small commercial/industrial) customers.

  - A retention of the current residential customer charge of $5 per month. The CPUC decision defers action on residential rate design to a future Commission proceeding, but does allow for some pricing flexibility for residential and small commercial customers with any shortfalls being borne by shareholders; and

  - A continuation of SoCalGas' authority to offer the same types of products and services that it currently offers (e.g. contract meter reading). However, the decision defers the issue of other new product and service offerings to a future Commission proceeding.

SoCalGas has implemented the base margin reduction effective August 1, 1997, and will implement all other PBR elements on January 1, 1998. The CPUC intends for its PBR decision to be in effect for five years, but provides the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1998 BCAP application which is anticipated to become effective on August 1, 1999.

It is the intent of management to control operating expenses and investment within the amounts authorized to be collected in rates in the PBR decision. SoCalGas intends to make the efficiency improvements, changes in operations and cost reductions necessary to achieve this objective and earn its authorized rate of return. However, in view of the earnings sharing mechanism and other elements of PBR authorized by the CPUC, it will be more difficult for SoCalGas to achieve the level of returns it has recently experienced.

For 1997, SoCalGas is authorized to earn a rate of return on common equity of
11.6 percent and a 9.49 percent return on rate base, compared to 11.6 percent and 9.42 percent, respectively, in 1996. The CPUC also authorized a 60 basis point increase in SoCalGas' authorized common equity ratio to 48.0 percent in 1997 compared to 47.4 percent in 1996. The 60 basis point increase in the common equity component could potentially add $2 million to earnings in 1997.

In the second quarter of 1997, the CPUC issued a decision on SoCalGas' 1996 BCAP filing. The CPUC decision extends the recovery period of approximately $20 million in noncore costs, resulting in a noncore rate decrease and leaves in place the existing residential rate structure. The decision did not adopt SoCalGas' proposal to increase flexibility in offering discounts to utility electric generating customers to retain load or prevent by-pass. SoCalGas implemented the new rates and core residential monthly gas pricing on June 1, 1997.

As part of its continuing evaluation of the impact of electric restructuring on operations, SoCalGas under SFAS 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" evaluated its long lived assets for impairment. Although Management believes that the volume of gas transported may be adversely impacted by the electric restructuring, it is not anticipated that it would result in an impairment of assets as defined in SFAS 121 because the expected future cash flows from SoCalGas' investment in its gas transportation infrastructure is greater than its carrying amount.

Management believes that under the new PBR regulatory framework, the Company continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."


ENERGY MANAGEMENT SERVICES

Energy Management Services (EMS) consists of a number of operations including an interstate pipeline subsidiary, a subsidiary which operates and develops alternate energy facilities as well as centralized heating and cooling plants, an unregulated subsidiary which markets natural gas, and a subsidiary which provides energy products and services.

EMS' operating revenue was $67 million for the second quarter of 1997 representing an increase of $18 million compared to the second quarter of 1996. EMS' operating revenue was $203 million for the six months ended June 30, 1997, compared to operating revenue of $96 million for the same period in 1996. The increase for the first six months ended June 30, 1997, is primarily from operating revenues of $52 million from natural gas marketing services which began in the second quarter of 1996 and, an increase in operating revenues of approximately $54 million from off-system sales by interstate pipeline operations.

EMS had net income of $1.2 million for the second quarter of 1997, compared to net income of $2 million for the second quarter of 1996. EMS had a net loss of $562,000 for the six month period ended June 30, 1997, compared with net income of $3 million for the same period of 1996. The decline in 1997 from 1996 is primarily due to start-up costs and increased operating expenses during the first six months of 1997, partially offset by earnings resulting from higher production from alternate energy plants and higher than planned sales by interstate pipeline operations.

In March 1997, PE and Enova launched a new joint venture, Energy Pacific. This new joint-venture incorporates several existing unregulated businesses from each company. Energy Pacific is pursuing a variety of opportunities, including buying and selling natural gas for large users, integrated energy management services targeted at large governmental and commercial facilities and consumer market products and services such as earthquake shutoff valves. The Company contributed several energy related businesses to the joint venture including Pacific Enterprises Energy Services, Ensource, Pacific Enterprises Liquefied Natural Gas (LNG), Energy Alliance I, PEEMS and Pacific Enterprises Leasing Co. to the joint venture. This contribution of assets totals $31 million and has been matched with contributions made by Enova Corporation.

PEn owns indirect interests in several small electric generation facilities which are "qualifying facilities" under the Public Utility Regulatory Policies Act. Qualifying facility status is not available to any facilities that are more than 50% owned by an electric utility or an electric utility holding company.

Upon the completion of the proposed business combination the new holding company will become an electric utility holding company. Consequently, in order to avoid the loss of qualifying facility status, the Company must cause its ownership in these facilities (together with that of all other electric utilities or electric utility holding companies) to be not more than 50% prior to the completion of the business combination. The Company is negotiating for the sale of these facilities and believes that a sale will not have a material adverse effect on the Company's consolidated results of operations or financial position.

INTERNATIONAL OPERATIONS

Pacific Enterprises International (PEI) incurred a net loss of $3.1 million for the second quarter of 1997 compared to net income of $517,000 for the same period of 1996. For the six months ended June 30, 1997, PEI realized a net loss of $2.8 million compared to a net loss of $975,000 for the same period of 1996. The increase in net losses for the six month period are primarily due to increased expenditures related to general & administrative expenses, and project costs related to bids made for various international gas systems. For the second quarter, the difference is due to a dividend received from PE's investment in Argentina in May 1996 of $2.1 million, pre-tax. No dividends were received during the second quarter of 1997.

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

During the third quarter of 1996, DGN was awarded a license to build and operate a natural gas distribution system in Mexicali, Baja California. DGN will provide service to more than 25,000 commercial, industrial and residential users. During the second quarter of 1997, construction of the border pipeline crossing for the Mexicali system was completed. The CPUC has provided interim approval to begin gas flows to the region which began in July 1997.

PARENT COMPANY

Parent company expense for the three and six months ended June 30, 1997 was $12 million, after tax, and $20 million, after tax, including interest expense, respectively. This compares to 1996 expenses for the three months ended June 30, 1996 of $2.5 million, after tax, and $5.5 million, after tax, respectively. Higher expenses for the three months and six months ended June 30, 1997 are partially due to the parent company absorbing $3.2 million of expenses in 1997 that were passed through to the business units in 1996. The parent recognized $2.8 million in stock option related expenses for the six months ended June 30, 1997. Also, the Parent incurred merger related expenses of $4 million, after tax, and $7 million, after tax, for the three and six months ended June 30, 1997, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operating activities were $360 million for the six months ended June 30, 1997. This represents a decrease of $60 million from 1996.

The decrease is primarily due to high collections of regulatory accounts receivable balances in 1996 compared to 1997.

Capital expenditures were $106 million for the six months ended June 30,1997 which is an increase of $20 million from 1996. This increase is primarily due to a $20 million increase in expenditures at PEn to acquire partner's assets including a central plants project and a $8 million increase at PIC for a plant expansion offset by a reduction of $7 million by SoCalGas.

Cash flows used in financing activities were $299 million for the six months ended June 30, 1997. This primarily represents a common stock repurchase of $33 million, repayment of commercial paper of $170 and payment of common and preferred dividends of $96 million.

Cash and cash equivalents at June 30, 1997 were $212 million. This cash is available for investment in new energy-related domestic and international projects, repurchase of common and preferred stock, the retirement of debt and other corporate purposes.

For the six months ended June 30, 1997, the Company paid dividends of $94 million on common stock and $2 million on preferred stock for a total of $96 million. This compares to $59 million on common stock and $3 million on preferred stock in 1996. The difference is primarily due to three dividend payments made during the first six months of 1997, compared to two payments made during the same period in 1996. The common stock dividend increase in 1997 is also partly due to the increase in the quarterly common stock dividend rate in the second quarter of 1996 partially offset by lower preferred stock dividends resulting from the redemption of preferred stock. The quarterly dividend rate was increased to $.36 per share in the second quarter of 1996 and to $.38 per share in the second quarter of 1997. During the first quarter of 1996, the Company redeemed $110 million of Parent Remarketed, Series A preferred stocks and $50 million of SoCalGas Series A Flexible Auction preferred stock. In connection with the redemption of the Remarketed preferred stock, the Company recorded a $2.4 million non-recurring reduction to earnings per share to reflect the original issues underwriting discount.

In April 1996, the Board of Directors authorized the buyback of up to 4.25 million shares of PE's common stock representing approximately 5% of outstanding shares over a two-year period. During the second quarter of 1997, PE repurchased 775,400 shares of common stock. Since repurchases began in November 1996, PE has repurchased approximately 2.2. million shares at a total cost of $66 million. At June 30, 1997, 83.2 million shares remained outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 will be adopted by the Company at the end of 1997 and earnings per share for all prior periods will be restated upon adoption. The Company does not expect that adoption of SFAS 128 will significantly affect the Company's earnings per share.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for the year-ended December 31, 1998. Prior period financial statements provided for comparative purposes will be reclassified, as required. This statement has no effect on financial statements traditionally presented by the Company, but increases required disclosures.

In June 1997, the FASB issued Statement of Financial Accounting Standards 131, Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The Company will implement the Statement for the year-ended December 31, 1998.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a),(b),(c) At the Annual Meeting of Shareholders held May 8, 1997, the Company's shareholders voted on three proposals. Proposal One was approved and amended Pacific Enterprises' bylaws to provide for a Board of Directors consisting of not less than seven nor more than thirteen directors. Proposal Two were the election of eight directors to hold office until the next Annual Meeting. Proposal Three was defeated and proposed that Company officials be held personally liable to the maximum amount allowed by law. At the record date, there were 84,167,510 shares of the Company's common stock and 800,253 shares of the Company's preferred stock outstanding.

Proposal One - Amendment of bylaws adjusting the number of directors:

The following table sets forth the number of shares voted for and against Proposal One, as well as the number of abstentions and broker non-votes with respect to such approval:

                                                         Total Common
                                                             and
                    Common Stock     Preferred Stock    Preferred Stock
                    ------------     ---------------    ---------------
For Approval         72,148,630         545,013            72,693,643

Against Approval      1,756,182           3,799             1,759,981

Abstain                 993,830          10,503             1,004,333

Broker Non-votes        255,855             200               256,055


Proposal Two - Election of eight directors

The following table sets forth the number of shares voted for and withheld for director nominee:

                               Votes For         Withheld
                              -----------       ----------
Hyla H. Bertea                 73,387,688       2,326,324

Herbert L. Carter              73,244,707       2,469,305

Richard D. Farman              73,210,507       2,503,505

Wilford D. Godbold, Jr.        73,446,775       2,267,237

Ignacio E. Lozano, Jr.         73,199,251       2,514,761

Richard J. Stegemeier          73,401,126       2,315,886

Diana L. Walker                73,212,313       2,501,699

Willis B. Wood, Jr.            73,250,803       2,463,209

Proposal Three - Increase personal director liability

The following table sets forth the number of shares voted for and against Proposal Three, as well as the number of abstentions and broker non-votes with respect to such approval:

                                                         Total Common
                                                             and
                    Common Stock     Preferred Stock    Preferred Stock
                    ------------     ---------------    ---------------
Against Approval     54,908,450         313,794            55,222,244

For Approval          10,048,104         38,129            10,086,233

Abstain                2,072,791         21,573             2,094,364

Broker Non-votes       8,125,152        186,019             8,311,171


(d)  Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit
   10.2.1. Amendment No. 2 to Agreement and Plan of Reorganization dated October 12, 1996, among Pacific Enterprises, Enova Corporation, Mineral Energy Company, G Mineral Energy Sub and B Mineral Energy Sub.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1997.

     - Other Events - April 28, 1997
     - Other Events - May 29, 1997
     - Other Events - June 5, 1997

                                                                    EXHIBIT

                                AMENDMENT NO. 2
                                    to
                  AMENDMENT AND PLAN OF REORGANIZATION

      This Amendment No. 2 is dated as of August 6, 1997, and amends the Agreement and Plan of Merger and Reorganization dated as of October 12, 1996, as previously amended (the "Merger Agreement"), among the parties named below.

      The parties named below, which constitute all of the parties to the Merger Agreement, agree that the date September 1, 1998 is substituted for the date April 30, 1998 appearing in Section 8.01 (b) of the Merger Agreement.


                                            ENOVA CORPORATION


                                            By: STEPHEN L. BAUM /s/
                                                -------------------
                                                 (Stephen L. Baum)

                                            PACIFIC ENTERPRISES


                                            By: WILLIS B. WOOD, JR./s/
                                                ----------------------
                                                  (Willis B.Wood,Jr.)

                                            MINERAL ENERGY COMPANY


                                            By: RICHARD D. FARMAN /s/
                                                ---------------------
                                                 (Richard D. Farman)

                                            G MINERAL ENERGY SUB


                                            By: KEVIN SAGARA /s/
                                                ----------------
                                                 (Kevin Sagara)


                                            B MINERAL ENERGY SUB

                                            By: GARY W. KYLE /s/
                                                ----------------
                                                (Gary W. Kyle)

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

Date: August 14, 1997