Form 10-Q
period 1997-09-30
PACIFIC ENTERPRISES INC
filed 1997-11-05
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                              -------------------------------------

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

The number of shares of common stock outstanding on November 3, 1997 was 83,389,972.

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                       (Dollars are in Millions
               except number of shares and per share amounts)
                                 (Unaudited)
                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                    ------------------      -----------------
                                        1997    1996            1997    1996
                                       ------  ------         ------  ------
Revenues and Other Income:
 Utility operating revenues             $599    $575          $1,901  $1,744
 Other operating revenues                 10      21              94      43
 Other                                    15       4              30      16
                                        ----    ----           -----   -----
     Total                               624     600           2,025   1,803
                                        ----    ----           -----   -----
Expenses:
 Utility cost of gas distributed         227     185             733     548
 Other cost of sales                       2      11              54      23
 Operating expenses                      207     206             625     608
 Depreciation and amortization            64      66             192     192
 Franchise payments and other taxes       23      22              73      73
 Preferred dividends of a subsidiary       2       1               5       6
                                        ----    ----           -----   -----
     Total                               525     491           1,682   1,450
                                        ----    ----           -----   -----
Income from Operations
 Before Interest and Taxes                99     109             343     353
Interest                                  27      25              78      76
                                        ----    ----           -----   -----
Income from Operations
 Before Income Taxes                      72      84             265     277
Income Taxes                              35      36             121     122
                                        ----    ----           -----   -----
Net Income                                37      48             144     155
Dividends on Preferred Stock               1       1               3       4
Preferred stock original issue discount                                    2
                                        ----    ----           -----   -----
Net Income Applicable to
 Common Stock                           $ 36    $ 47            $141    $149
                                        ====    ====           =====   =====
Net Income per Share of Common Stock    $.44    $.57           $1.74   $1.80
                                        ====    ====           =====   =====
Dividends Declared per Share of
 Common Stock                           $       $              $1.12   $1.06
                                        ====    ====           =====   =====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)       81,142  82,758          81,112  82,618
                                      ======  ======          ======  ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)
                                 (Unaudited)
                                        September 30  December 31
                                            1997         1996
                                        ------------  -----------
Current Assets:
  Cash and cash equivalents                $   279       $  256
  Accounts receivable (less allowance
    for doubtful receivables of $19
    million at September 30, 1997 and
    December 31, 1996)                         314          481
  Income taxes receivable                       25           58
  Deferred income taxes                          4            9
  Gas in storage                                54           28
  Other inventories                             15           22
  Regulatory accounts receivable               434          285
  Prepaid expenses                              21           22
                                            ------       ------
      Total current assets                   1,146        1,161
                                            ------       ------
Property, Plant and Equipment                6,109        6,080
  Less Accumulated Depreciation and
    Amortization                             2,946        2,843
                                            ------       ------
      Total property, plant and
        equipment-net                        3,163        3,237
                                            ------       ------

Deferred Charges and Other Assets:
  Other Investments                             84          115
  Other Receivables                             43           16
  Regulatory Assets                            455          552
  Other Assets                                  99          105
                                            ------       ------
      Total deferred charges and
        other assets                           681          788
                                            ------       ------
      Total                                 $4,990       $5,186
                                            ======       ======

See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Millions of Dollars)
                                 (Unaudited)
                                          September 30    December 31
                                              1997           1996
                                          ------------    -----------
Current Liabilities:
  Short-term debt                            $    281       $   262
  Accounts payable                                465           577
  Other taxes payable                              31            29
  Long-term debt due within one year              274           149
  Accrued interest                                 32            41
  Other                                            76            80
                                              -------        ------
      Total current liabilities                 1,159         1,138
                                              -------        ------
Long-term debt                                    886         1,095
Debt of Employee Stock Ownership Plan             130           130
                                              -------        ------
      Total long-term debt                      1,016         1,225
                                              -------        ------
Deferred Credits and Other Liabilities:
  Long-Term Liabilities                           189           166
  Customer Advances for Construction               37            42
  Postretirement Benefits Other than Pensions     222           224
  Deferred Income Taxes                           311           321
  Deferred Investment Tax Credits                  62            64
  Other Deferred Credits                          436           471
                                              -------        ------
       Total deferred credits and
           other liabilities                    1,257         1,288
                                              -------        ------
Preferred stocks of a subsidiary                   95            95
                                              -------        ------
Shareholders' equity:
  Capital stock:
    Preferred                                      80            80
    Common                                      1,064         1,095
                                              -------        ------
      Total capital stock                       1,144         1,175
  Retained earnings, after elimination
    of accumulated deficit of
    $452 million against common stock
    at December 31, 1992 as part of
    quasi-reorganization                          366           314
  Deferred compensation relating to
    Employee Stock Ownership Plan                 (47)          (49)
                                              -------        ------
      Total shareholders' equity                1,463         1,440
                                              -------        ------
      Total                                    $4,990        $5,186
                                              =======        ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)
                                 (Unaudited)
                                                     Nine Months Ended
                                                       September 30
                                                    ------------------
                                                     1997        1996
                                                    ------       -----
Cash Flows from Operating Activities:
  Net Income                                        $ 144        $ 155
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                   192          192
      Deferred income taxes                           (11)           7
      Other                                             4          (34)
      Net change in other working capital
        components                                      1          175
                                                    -----        -----
          Net cash provided by operating
            activities                                330          495
                                                    -----        -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                        (126)        (127)
  Decrease (increase) in other investments             31          (55)
  Decrease (increase) in other receivables,
    regulatory assets and other assets                 (1)           4
                                                    -----        -----
           Net cash used in investing activities      (96)        (178)
                                                    -----        -----
Cash Flows from Financing Activities:
  Sale of common stock                                 11            6
  Repurchase of common stock                          (42)
  Redemption of preferred stock                                   (208)
  Decrease in long-term debt                         (101)        (151)
  Increase (decrease) in short-term debt               19          (41)
  Common dividends paid                               (95)         (88)
  Preferred dividends paid                             (3)          (6)
                                                    -----         -----
          Net cash used in financing activities      (211)        (488)
                                                    -----         -----
Increase (decrease) in Cash and Cash Equivalents       23         (171)
Cash and Cash Equivalents, January 1                  256          351
                                                    -----         -----
Cash and Cash Equivalents, September 30             $ 279        $ 180
                                                    =====         =====
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
        Interest (net of amount capitalized)        $  87        $  75
                                                    =====        =====
        Income taxes                                $  76        $ 116
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

The merger is subject to approval by certain governmental and regulatory agencies including the California Public Utility Commission (CPUC), the
Federal Energy Regulatory Commission (FERC) (See FERC update below), the Securities and Exchange Commission, the Nuclear Regulatory Commission (NRC) (See NRC update below), and the Department of Justice. All remaining regulatory approvals and the commencement of combined operations are expected by the summer of 1998.

In March 1997, the Company and Enova formed a joint venture (Energy Pacific) to provide integrated energy and energy related products and services. This new joint venture incorporates several existing unregulated businesses from each company. It is pursuing a variety of opportunities, including buying and selling natural gas for large users, integrated energy management services targeted at large governmental and commercial facilities and consumer market products and services such as earthquake shutoff valves.

On June 25, 1997, the FERC conditionally approved the proposed business combination subject to the filing of appropriate standards of conduct and the adoption by the CPUC of satisfactory rules primarily relating to affiliate transactions.

On August 7, 1997, PE and Enova announced an agreement to jointly acquire AIG Trading Corporation, a natural gas and power marketing firm. Headquartered in Greenwich, Connecticut, AIG Trading Corporation is a subsidiary of AIG Trading Group Inc. Its business primarily focuses on wholesale trading and marketing of natural gas, power and oil. Total cost of the acquisition is approximately $225 million consisting of an acquisition price of $190 million and commitments of up to $35 million for certain long-term incentive compensation and retention arrangements. The acquisition is expected to be completed by the end of 1997.

In October, the NRC approved the merger subject to two conditions relating to monitoring and oversight. The NRC oversees SDG&E's license to own the San Onofre Nuclear Generating Station of which SDG&E owns 20%.

A total of $13 million, after-tax (16 cents per share), of expenses have been incurred in connection with the merger, of which $6 million (7 cents per share) was charged to income in the third quarter of 1997. These costs consist primarily of investment banking, legal, regulatory and consulting fees, and $4 million related to the merger related sale of small power plants.


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

In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of September 30, 1997, the provisions previously established for these matters are adequate.


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

CONSOLIDATED

Net income for the three months ended September 30, 1997 was $37 million, or $.44 per common share, compared to $48 million, or $.57 per common share in 1996. Net income for the nine months ended September 30, 1997 was $144 million, or $1.74 per common share, compared to $155 million, or $1.80 per common share, in 1996. Consolidated earnings continue to reflect the positive
results   of  the  Company's  primary  subsidiary,  SoCalGas  (See   SoCalGas
Operations). Lower earnings on a consolidated basis are primarily due to non-recurring charges related to the merger with Enova Corporation.

The weighted average number of shares of common stock outstanding for the third quarter of 1997 decreased to 81.1 million shares compared with 82.8 million shares for the third quarter of 1996. As of September 30, 1997, 2.2 million shares had been repurchased under a stock repurchase program authorizing the purchase of up to 4.25 million shares which began in the fourth quarter of 1996. No repurchases under this program were made in the third quarter.

A more detailed discussion of current period results can be found in the business segment information that follows.

OPERATING REVENUES        Three Months Ended           Nine Months Ended
($ in Millions)              September 30                 September 30
                            1997       1996              1997       1996
                          -----------------            ------------------
SoCalGas                    $607       $575            $1,920     $1,692
Energy Mgmt. Svcs             64         64               267        160
International and Other (1)    3          4                 7         55
                          -----------------           ------------------
                             674        643             2,194      1,907
Less: Intersegment            65         47               199        120
                          -----------------           ------------------
                            $609       $596            $1,995     $1,787
                          =================           ==================

NET INCOME                Three Months Ended           Nine Months Ended
($ in Millions)              September 30                 September 30
                            1997       1996              1997       1996
                          ------------------           -----------------
SoCalGas                     $54        $51             $ 182       $136
Energy Mgmt. Svcs             (2)         2                (3)         3
International & Other (1)    (15)        (5)              (35)        16
                          ------------------           -----------------
                             $37        $48             $ 144      $ 155
                          ==================           =================

(1) Includes PE Corporate

SOCALGAS OPERATIONS

Net income for the third quarter of 1997 was $54 million compared to $51 million for the same period in 1996. Net income for the nine months ended September 30, 1997 was $182 million compared to $136 million for the same period in 1996. The increase in the third quarter of 1997 from the third quarter of 1996 is primarily due to increased throughput and revenue from Utility Electric Generation (UEG) customers as a result of increased demand for electricity, and an increase in the common equity component of SoCalGas' capital structure to 48% from 47.4%. The increase in net income for the quarter was partially offset by the two-month impact of the net reduction in annual base margin of $160 million effective August 1, 1997, resulting from SoCalGas' Performance Based Regulation (PBR) decision (See discussion below under Regulatory Activity Influencing Future Performance).

The increase in net income for the nine months ended September 30, 1997 as compared to the same period of 1996, is primarily due to a reduction to earnings during the second quarter of 1996 due to a one-time non-cash $26.6 million charge, after-tax related to the Comprehensive Settlement of excess gas costs and other regulatory matters which did not affect consolidated Pacific Enterprises results. The reduction in net income for the period was partially offset by favorable litigation settlements totaling $13.6 million, after-tax. Also contributing to the increase in net income was increased throughput to UEG customers as a result of increased demand for electricity. The remaining increase in net income for the nine months ended September 30, 1997 is due to savings resulting from lower operating and maintenance expenses than amounts authorized in rates until the PBR decision went into effect on August 1, 1997, and an increase in the common equity component of SoCalGas' capital structure to 48% from 47.4%.

The table below compares SoCalGas' throughput and revenues by customer class for the three months ended September 30, 1997 and 1996.

($ in Millions,      Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1997:
Residential         36       $294         1       $  3        37        $297
Comm'l/Ind'l.       16         89        78         67        94         156
Utility Elec.                            72         33        72          33
Wholesale                                34         17        34          17
Exchange                                  2          0         2           0
               -------------------------------------------------------------
Total in Rates     52        $383       187       $120       239         503
Balancing Accts.
  & Other                                                                104
                                                                       -----
Total Operating Rev.                                                    $607*
                                                                       =====


1996:
Residential         35       $266         1       $  3        36        $269
Comm'l/Ind'l.       17         93        73         62        90         155
Utility Elec.                            64         30        64          30
Wholesale                                32         16        32          16
Exchange                                  2                    2
               -------------------------------------------------------------
Total in Rates      52       $359       172       $111       224        $470

Balancing Accts.
 & Other                                                                 105
                                                                      ------
Total Operating Rev.                                                    $575*
                                                                      ======

* Includes inter-segment transactions

SoCalGas' operating revenue for the three and nine months ended September 30, 1997, increased $32 million and $228 million, respectively when compared to the same periods in 1996. The increase in operating revenue is due to increased throughput to UEG customers due to increased demand for electricity and higher gas costs to core customers. SoCalGas also recorded a non-cash charge recorded in the second quarter of 1996 of $47.7 million, $26.6 million after-tax, related to a previous accounting estimate for a Comprehensive
Settlement between the Gas Company and the CPUC in 1993. The increase is partially offset by $14.3 million ($8.0 million after-tax), of favorable litigation settlements relating to environmental insurance claims received in 1996. Operating revenues also increased due to an increase in the authorized common equity component of SoCalGas' capital structure on which SoCalGas earns a return.

Cost of gas distributed was $236 million and $200 million for the three months ended September 30, 1997 and 1996 respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2.52 per thousand cubic feet (MCF) for the third quarter of 1997 compared to $1.78 per MCF for the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, the cost of gas distributed was $752 million and $594 million respectively. The increase is primarily due to an increase in the average cost of gas purchased to $2.46 per thousand cubic feet (MCF) for the nine months ended September 30, 1997 compared to $1.56 per MCF for the same period in 1996. Under the current regulatory framework and under PBR which takes effect on January 1, 1998, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating and maintenance expenses for the three months and nine months ended September 30, 1997, decreased $2.3 million and $3.1 million, respectively, compared to the same periods in 1996. The decrease for the three month and nine month periods ended September 30, 1997, is primarily due to SoCalGas' continued efforts to reduce costs.

RECENT CPUC REGULATORY ACTIVITY

The merger with Enova Corporation is subject to approval by certain governmental and regulatory agencies. All remaining regulatory approvals and the commencement of combined operations are expected by the summer of 1998. Earnings of the combined company could be negatively impacted in 1998, and to a lesser extent in subsequent years by delays in achieving cost savings from the combination caused by the later-than-expected effective combination date, the possibility that the CPUC might reduce the period or percentage for shareholder participation in the related cost savings, and slower-than-anticipated growth in revenues from Energy Pacific.

On October 31, 1997, the CPUC issued the Administrative Law Judge's draft decision on guidelines for transactions between utilities and their non-utility affiliates. If the final decision of the CPUC were to be substantially the same as the draft decision, it would limit the ability of

SoCalGas and other California energy utilities to operate as integrated units with their non-utility affiliates by, among other things, restricting the sharing of information and facilities, which would reduce opportunities for synergies and impact marketing opportunities for the affiliates. In addition, an alternate draft decision sponsored by two of the CPUC's five commissioners would prohibit affiliates of San Diego Gas & Electric and those of other electric utilities from providing direct access electricity services within their affiliated electric utility's service territory for two years, and contains additional restrictions.


REGULATORY ACTIVITY INFLUENCING FUTURE PERFORMANCE

Future regulatory and gas industry restructuring, increased competitiveness in the industry and the electric industry restructuring will affect SoCalGas' future performance. On July 16, 1997, the CPUC issued its final decision on SoCalGas' Performance Based Regulation (PBR) application. Key elements of the PBR decision include a $160 million net reduction in annual base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on ratebase, and rate refunds to customers if service quality deteriorates. These elements become effective on January 1, 1998. The net reduction in SoCalGas' base margin of $160 million became effective August 1, 1997. For a detailed discussion of the CPUC's decision, please refer to the Company's Report on Form 8-K filed on July 16, 1997, and second quarter 1997 Form 10-Q.

It is the intent of management to control operating expenses and investment within the amounts authorized to be collected in rates in this PBR decision. SoCalGas intends to make the efficiency improvements, changes in operations and cost reductions necessary to achieve this objective and earn its authorized rate of return. However, in view of the earnings sharing mechanism and other elements of PBR authorized by the CPUC, it will be more difficult for SoCalGas to achieve the level of returns in excess of authorized returns it has recently experienced. Management believes that under the new PBR regulatory framework, the Company continues to meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

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

ENERGY MANAGEMENT SERVICES

Energy Management Services (EMS) consists of a number of operations including an interstate pipeline subsidiary, a subsidiary which operates centralized heating and cooling plants, an unregulated subsidiary which markets natural gas, and a subsidiary which provides energy products and services. In September 1997, the Company sold its small electric generation plants which comprised much of Pacific Energy (PEn) to Ogden Corporation. Under the Public Utility Regulatory Policies Act, the Company was required to cause its ownership in these facilities (together with that of all other electric utilities or utility holding companies) to be not more than 50% prior to the completion of the combination.

Prior to their sale in the third quarter of 1997, PEn developed and operated alternate energy facilities including geothermal, hydro-power, biogas and woodburning plants. EMS continues to operate centralized heating and cooling plants for large building complexes. Ensource, which was established in 1996, buys and arranges transportation, storage and delivery of natural gas for large-volume customers. Currently most of the operations of Ensource are being curtailed and its functions will be assumed by AIG after the acquisition has been completed. Pacific Enterprises Energy Services (PEES), which also was established in 1996, provides energy related products and services to both commercial and residential customers. Pacific Interstate Company (PIC), which is regulated by the FERC, purchases gas from producers in Canada and from federal waters offshore California and transports it for sale to SoCalGas and others. Pacific Enterprises Energy Management Services (PEEMS) is the holding company of all the EMS operating units.

EMS' operating revenue was $64 million for the third quarter of 1997 representing no change from the third quarter of 1996. EMS' operating revenue was $267 million for the nine months ended September 30, 1997, compared to operating revenue of $160 million for the same period in 1996. The increase for the nine months ended September 30, 1997, is primarily from operating revenues at Ensource as operations began in the second quarter of 1996. EMS also experienced increased operating revenues from PIC due to increased off-system sales partially offset by lost revenues from the PEn plants which were sold during the third quarter of 1997.

EMS had a net loss of $2.2 million for the third quarter of 1997, compared to net income of $1.6 million for the third quarter of 1996. EMS had a net loss of $2.8 million for the nine month period ended September 30, 1997, compared with net income of $3.2 million for the same period of 1996. The decline in 1997 as compared with 1996 is primarily due to start-up costs and increased operating expenses incurred by PEES during the first nine months of 1997, as well as the loss of revenues from PEn plants during the third quarter of 1997 due to the sale of those facilities. These items were partially offset by higher earnings resulting from increased production from PEn plants during the first six months of 1997 and increased sales by PIC.

In March 1997, PE and Enova launched a new joint venture, Energy Pacific. This new joint venture incorporated several existing unregulated businesses from each company. Energy Pacific is pursuing a variety of opportunities, including buying and selling natural gas for large users, integrated energy management services targeted at large governmental and commercial facilities and consumer market products and services such as earthquake shutoff valves. The Company has contributed PEES, Ensource, Pacific Enterprises Liquefied Natural Gas (LNG), Energy Alliance I, PEEMS and Pacific Enterprises Leasing Co. to the joint venture. This contribution of assets was matched with contributions made by Enova Corporation. Due to the start-up nature of the joint venture, it is expected to continue incurring losses through 1998.


INTERNATIONAL OPERATIONS

Pacific Enterprises International (PEI) incurred a net loss of $2.5 million for the third quarter of 1997 compared to a net loss of $1.7 million for the same period of 1996. For the nine months ended September 30, 1997, PEI realized a net loss of $5.3 million compared to a net loss of $2.7 million for the same period of 1996. The increase in net loss for the nine month period is primarily due to increased expenditures for project costs related to bids for various international gas systems.

During the third quarter of 1996, DGN was awarded a license to build and operate a natural gas distribution system in Mexicali, Baja California. DGN will provide service to more than 25,000 commercial, industrial and residential users. During the second quarter of 1997, construction of the border pipeline crossing for the Mexicali system was completed. In August, the system began distributing 5 to 7 million cubic feet per of natural gas day primarily to commercial customers in Mexicali. PEI is not expected to be profitable through 1998.


PARENT COMPANY

Parent company and interest expense, excluding merger related expenses, for the three months ended September 30, 1997 was $7.4 million, after tax, compared to $3.5 million, after tax, for the same period of 1996. For the nine months ended September 30, 1997, Parent company and interest expense were $20.6 million compared to $9.9 million in 1996. For the nine months ended September 30, 1997, the parent incurred $3.6 million, after-tax, of employee labor charges relating to the merger. For the same period the Parent also incurred $2 million, after-tax, in stock option expenses compared to $1.7 million in 1996. This increase is due to the Company's higher stock price in 1997 than in 1996. Parent expenses for the nine months ended
September 30, 1997, also include stock appreciation rights charged to subsidiaries throughout 1996. The expenses will be charged to subsidiaries during the fourth quarter of 1997, thereby eliminating the increase from 1996.

The Parent incurred merger related expenses of $6 million, after tax, and $13 million, after tax, for the three and nine months ended September 30, 1997, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Net Cash provided by operating activities was $330 million for the nine months ended September 30, 1997. This represents a decrease of $165 million from 1996. The decrease is primarily due to lower collections of regulatory accounts receivable in 1997 compared to 1996, partially offset by collection of taxes receivable.

Capital expenditures were $126 million for the nine months ended September 30, 1997 which is a decrease of $1 million from 1996. This decrease is primarily due to a reduction in capital expenditures of $13 million at SoCalGas partially offset by increased capital expenditures of $11 million at Pacific Interstate for plant expansions.

Cash flows used in financing activities were $211 million for the nine months ended September 30, 1997. This primarily represents repayment of commercial paper of $80 million, repurchase of common stock of $42 million, and dividend payments of $98 million.

On October 23, 1997, SoCalGas issued $120 million 4-year medium-term notes at a fixed rate of 6.38%. Proceeds from the notes will be used to refinance debt maturities.

Cash   and   cash  equivalents  at  September  30,  1997  was  $279   million
consolidated, of which $248 million was at the Parent. This cash is available for investment in new energy-related domestic and international projects, repurchase of common and preferred stock, the retirement of debt and other corporate purposes.

For the nine months ended September 30, 1997, the Company paid dividends of $95 million on common stock and $3 million on preferred stock for a total of $98 million. This compares to $88 million on common stock and $6 million on preferred stock for the same period in 1996. The common stock dividend increase in 1997 is due to the increase in the quarterly common stock dividend rate from $.36 per share in 1996 to $.38 per share in the second quarter of 1997 partially offset by lower preferred stock dividends resulting from the redemption of preferred stock. During the first quarter of 1996, the Company redeemed $110 million of Parent Remarketed, Series A preferred stocks and $50 million of SoCalGas Series A Flexible Auction preferred stock.

In connection with the redemption of the Remarketed preferred stock, the Company recorded a $2.4 million non-recurring reduction to earnings per share to reflect the original issues underwriting discount.

In April 1996, the Board of Directors authorized the buyback of up to 4.25 million shares of PE's common stock representing approximately 5% of outstanding shares over a two-year period. During the third quarter of 1997, PE did not repurchase any shares of common stock. Since inception of the Repurchase program, the Company has repurchased a total of 2.2 million shares at a total cost of $66 million.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) Reports on Form 8-K filed during the quarter ended September 30, 1997. Other events - July 9, 1997
     Other events - July 16, 1997




SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC ENTERPRISES
-------------------
   (Registrant)




-----------------------------
Ralph Todaro
Vice President and Controller
(Chief Accounting Officer and
duly authorized signatory)

Date: November 5, 1997