Form 10-Q/A
period 1997-09-30
PACIFIC ENTERPRISES INC
filed 1997-11-14
CIK 75527

PACIFIC ENTERPRISES
555 West Fifth Street
Los Angeles, California 90071-2006




							November 14, 1997


Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith an amended Form 10-Q for the period ending September 30, 1997.



Sincerely,

PACIFIC ENTERPRISES


Ralph Todaro
Vice President and Controller
(Chief Financial Officer
and duly authorized signatory)




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






Amendment number one to Pacific Enterprises'Form 10-Q for the quarterly period ended September 30, 1997.

Paragraph number six under the caption SOCALGAS OPERATIONS on page 12 in Management's Decision and Analysis is amended as follows:

Operating and maintenance expenses for the three months and nine months ended September 30, 1997, decreased $3 million and increased $2 million, respectively,compared to the same periods in 1996. The decrease for the three month period ended September 30, 1997, is primarily due to SoCalGas' continued efforts to reduce costs. The increase for the nine months ended September 30, 1997 is primarily due to benefits received in 1996 of $9.5 million, pre-tax, representing a non-recurring litigation settlement which reduced operating and maintenance expenses and higher expenses related to increased storage activities in 1997. These items contributing to the increase from 1996 to 1997 were partially offset by SoCalGas' continued efforts to reduce costs in 1997.

Paragraph number one under the caption PARENT COMPANY on page 15 in Management's Discussion and Analysis is amended as follows:

Parent company interest expense, excluding merger related expenses, for the three months ended September 30, 1996 was $7.4 million, after-tax, compared to $3.5 million, after-tax for the same period of 1996. For the nine months ended September 30, 1997, Parent company and interest expense were $20.6 million compared to $9.9 million in 1996. For the nine months ended September 30, 1997, the parent incurred $2 million, after-tax, of employee labor charges relating to the merger. For the same period, the
Parent also incurred $3.5 million, after-tax, in stock option expenses
compared to $1.7 million in 1996.   Parent expenses for the nine
months ended September 30, 1997, also include stock appreciation rights charged to subsidiaries throughout 1996. The expenses will be charged to subsidiaries during the fourth quarter of 1997, thereby eliminating the increase from 1996.




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

Date: November 14, 1997