Form 10-K405
period 1997-12-31
PACIFIC ENTERPRISES INC
filed 1998-03-26
CIK 75527

                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]


                  For the fiscal year ended December 31, 1997
                          Commission file number 1-40


                               PACIFIC ENTERPRISES
        ----------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


          California                                    94-0743670
----------------------------                  ---------------------------------
  (State of incorporation)                    (IRS Employer Identification No.)


555 West Fifth Street, Suite 2900, Los Angeles, California           90013-1011
----------------------------------------------------------           ----------
        (Address of principal executive offices)                     (Zip Code)


                                (213) 895-5000
         ------------------------------------------------------------------
             (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
                                                  ---------------------
        Title of each class                       on which registered
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

             Yes  X                              No
                ----                               ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Registrant's voting stock (Common Stock and Preferred Stock) held by non-affiliates at March 16, 1998, was approximately $3.3 billion. This amount excludes the market value of 801,813 shares of Common Stock held by Registrant's directors and executive officers.

Registrant's Common Stock outstanding at March 16, 1998, numbered
83,385,572 shares.



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


                                                 Information Incorporated
                                                 by Reference and Document
      Annual Report                              in Which Information is or
      On Form 10-K                               will be Contained
     ---------------                            -----------------------------

      Part II                  -                 Information contained under
                                                 the captions "Management's
                                                 Discussion and Analysis,"
                                                 "Quarterly Financial Data,"
                                                 "Range of Market Prices of
                                                 Capital Stock" and "Selected
                                                 Financial Data and Comparative
                                                 Statistics 1987-1997," in
                                                 Registrant's 1997 Annual Report
                                                 to Shareholders.

                                                 Consolidated Financial
                                                 Statements, the Independent
                                                 Auditors' Report and the
                                                 Statement of Management
                                                 Responsibility for
                                                 Consolidated Financial
                                                 Statements appearing on
                                                 pages 31-55 of Registrant's
                                                 1997 Annual Report to
                                                 Shareholders.

      Part III                 -                 Information contained under the
                                                 captions "Election of
                                                 Directors," "Share Ownership
                                                 of Directors and Executive
                                                 Officers" and "Executive
                                                 Compensation" in Registrant's
                                                 Proxy Statement for its Annual
                                                 Meeting of Shareholders
                                                 scheduled to be held on
                                                 May 7, 1998.

                                      -2-

                               TABLE OF CONTENTS

                                                                           Page
                                     PART I


Item 1.       Business........................................................5

              Pacific Enterprises.............................................5

              Southern California Gas Company.................................6

                   Operating Statistics.......................................7

                   Service Area...............................................8

                   Utility Services...........................................9

                   Demand for Gas.............................................9

                   Competition...............................................10

                   Supplies of Gas...........................................11

                   Rates and Regulation..................................... 13

                   Properties................................................15

              Energy Management Services.....................................15

              Pacific Enterprises International..............................16

              Energy Trading.................................................16

              Environmental Matters..........................................17

              Employees......................................................17

              Management.....................................................18

Item 2.       Properties.....................................................19

Item 3.       Legal Proceedings..............................................19

Item 4.       Submission of Matters to a Vote of Security Holders............19

                                     PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters........................................................20

Item 6.       Selected Financial Data........................................20

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................20



Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.....20

Item 8.       Financial Statements and Supplementary Data....................20

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................20

                                     PART III


Item 10.      Directors and Executive Officers of the Registrant.............21

Item 11.      Executive Compensation.........................................21

Item 12.      Security Ownership of Certain Beneficial Owners and Management.21

Item 13.      Certain Relationships and Related Transactions.................21

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K....................................................22


          THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITH RESPECT TO MATTERS INHERENTLY INVOLVING NUMEROUS RISKS AND UNCERTAINTIES. THESE STATEMENTS ARE IDENTIFIED BY THE WORDS "ESTIMATES," "EXPECTS," "ANTICIPATES," "PLANS," "BELIEVES," AND SIMILAR EXPRESSIONS.

          THESE STATEMENTS ARE NECESSARILY BASED UPON VARIOUS ASSUMPTIONS INVOLVING JUDGMENTS WITH RESPECT TO THE FUTURE INCLUDING, AMONG OTHER FACTORS, NATIONAL, REGIONAL, AND LOCAL ECONOMIC, COMPETITIVE AND REGULATORY CONDITIONS, TECHNOLOGICAL DEVELOPMENTS, INFLATION RATES, INTEREST RATES, ENERGY MARKETS, WEATHER CONDITIONS, BUSINESS AND REGULATORY DECISIONS, AND OTHER UNCERTAINTIES, ALL OF WHICH ARE DIFFICULT TO PREDICT, AND MANY OF WHICH ARE BEYOND THE CONTROL OF PACIFIC ENTERPRISES. ACCORDINGLY, WHILE PACIFIC ENTERPRISES BELIEVES THESE ASSUMPTIONS ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT THEY WILL APPROXIMATE ACTUAL EXPERIENCE, OR THAT THE EXPECTATIONS WILL BE REALIZED.



                                    PART I

                               ITEM 1. BUSINESS

                              PACIFIC ENTERPRISES

          Pacific Enterprises is a Los Angeles-based energy services company whose principal subsidiary is Southern California Gas Company, the nation's largest natural gas distribution utility. Through other subsidiaries, Pacific Enterprises also markets a wide range of unregulated energy products and services, including natural gas, and has interests in international utility operations in Argentina and Mexico, interstate and offshore natural gas pipelines and centralized heating and cooling for large building complexes.

          Pacific Enterprises was incorporated in California in 1907 as the successor to a corporation organized in 1886. Its principal executive offices are located at 555 West Fifth Street, Los Angeles, California 90013-1011 and its telephone number is (213) 895-5000.

          Pacific Enterprises and Enova Corporation ("Enova"), the parent company of San Diego Gas & Electric Company, have agreed to a business combination in which they will each become a subsidiary of a new holding company to be named Sempra Energy. This strategic merger of equals will be a tax free transaction accounted for as a pooling of interests in which common shareholders of Pacific Enterprises and Enova will receive 1.5038 shares of Sempra Energy common stock for each share of Pacific Enterprises common stock and one share of Sempra Energy common stock for each share of Enova common stock. The preferred stock of Pacific Enterprises will remain outstanding.

          The combination was approved by the shareholders of both Pacific Enterprises and Enova on March 11, 1997, but remains subject to approval by the California Public Utilities Commission ("CPUC") and the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act of 1935. It also remains subject to final approval by the Federal Energy Regulatory Commission ("FERC"), which has conditionally approved the combination subject to the imposition of certain CPUC conditions that are expected to be imposed and are acceptable to Pacific Enterprises and Enova.

          A CPUC administrative law judge has issued a proposed decision recommending CPUC approval of the combination. The proposed decision also proposes that net savings from synergies and cost avoidances from the combination be shared between customers and shareholders over a five-year period, resulting in approximately $175 million for customers and $165 million for shareholders. A CPUC Commissioner has issued an alternate decision which proposes that the net savings (approximately $1 billion) be shared over a ten-year period approximately equally between customers and shareholders in essentially the same manner as originally proposed by Pacific Enterprises and Enova. The Commissioner's alternate decision does not preclude other commissioners from proposing other alternate decisions. The CPUC final decision may be the proposed decision by the administrative law judge, the alternate decision proposed by the Commissioner, or another decision.

          SEC and final FERC regulatory approvals for the combination are expected to be obtained following CPUC approval and the commencement of combined operations is expected during the summer of 1998.

          In connection with the completion of the Department of Justice's review and clearance of the combination, Enova committed to follow through on its previously announced plans to auction off two fossil-fuel power plants. In addition, Sempra Energy agreed to obtain prior approval from the Department of Justice before acquiring or otherwise controlling any existing California generation facilities in excess of 500 megawatts.

          To pursue opportunities in unregulated energy markets pending the completion of the combination, Pacific Enterprises and Enova have formed a joint venture to be named Sempra Energy Solutions (currently named Energy Pacific) to market energy products and services. See "Energy Management Services" below. In addition, in December 1997, Pacific Enterprises and Enova jointly acquired Sempra Energy Trading Corp. (formerly AIG Trading Corporation), a natural gas and power marketing firm with 90 employees headquartered in Greenwich, Connecticut. Its business primarily focuses on wholesale trading and marketing of natural gas, power and oil. See "Energy Trading" below.



                        SOUTHERN CALIFORNIA GAS COMPANY

     Pacific Enterprises' principal subsidiary, Southern California Gas Company ("SoCalGas"), is a public utility owning and operating a natural gas distribution, transmission and storage system that supplies natural gas in 535 cities and communities throughout most of southern and part of central California. SoCalGas provides natural gas service to residential, commercial, industrial, utility electric generation and wholesale customers through approximately 4.8 million meters in a 23,000-square-mile service area with a population of approximately 17.6 million.

                               OPERATING STATISTICS

          The following table sets forth certain operating statistics of SoCalGas from 1993 through 1997.

                                                                                       Year Ended
                                                                                       December 31
                                                         --------------------------------------------------------------------
                                                           1997           1996           1995           1994           1993
  ---------------------------------------------------------------------------------------------------------------------------

Gas Sales, Transportation & Exchange
   Revenues (millions of dollars):
 Residential                                               $1,736         $1,613         $1,554         $1,713         $1,652
 Commercial/Industrial                                        756            708            751            798            854
 Utility Electric Generation                                   76             70            104            118            147
 Wholesale                                                     67             70             62             98            117
 Exchange                                                       1              1              1              1              4
                                                           ------         ------         ------         ------         ------
 Total in rates(1)                                          2,636          2,462          2,472          2,728          2,774
 Regulatory balancing accounts
    and other                                                   5            (40)          (193)          (142)            37
                                                           ------         ------         ------         ------         ------
  Operating Revenue                                        $2,641         $2,422         $2,279         $2,586         $2,811
                                                           ------         ------         ------         ------         ------
                                                           ------         ------         ------         ------         ------

Volumes (billions of cubic feet):
 Residential                                                  240            236            239            256            247
 Commercial/Industrial                                        388            374            352            348            340
 Utility Electric Generation                                  158            139            204            260            213
 Wholesale                                                    138            130            129            146            148
 Exchange                                                       6              5             13             10             17
                                                              ---            ---            ---          -----            ---
  Total                                                       930            884            937          1,020            965
                                                              ---            ---            ---          -----            ---
                                                              ---            ---            ---          -----            ---

 Core                                                         323            314            325            341            339
 Noncore                                                      607            570            612            679            626
                                                              ---            ---            ---          -----            ---
  Total                                                       930            884            937          1,020            965
                                                              ---            ---            ---          -----            ---
                                                              ---            ---            ---          -----            ---

 Sales                                                        317            315            338            362            352
 Transportation                                               607            564            586            648            596
 Exchange                                                       6              5             13             10             17
                                                              ---            ---            ---          -----            ---
  Total                                                       930            884            937          1,020            965
                                                              ---            ---            ---          -----            ---
                                                              ---            ---            ---          -----            ---

Revenues (per thousand cubic feet):
 Residential                                                $7.23          $6.86          $6.49          $6.68          $6.68
 Commercial/Industrial                                      $1.95          $1.89          $2.14          $2.30          $2.51
 Utility Electric Generation                                $0.48          $0.50          $0.51          $0.45          $0.69
 Wholesale                                                  $0.49          $0.54          $0.48          $0.67          $0.79
 Exchange                                                   $0.17          $0.10          $0.06          $0.07          $0.22
Customers
 Active Meters (at end of period):
 Residential                                            4,624,279      4,582,553      4,526,150      4,483,324      4,459,250
 Commercial                                               183,146        184,425        184,470        187,518        187,602
 Industrial                                                22,642         22,952         22,976         23,505         23,924
 Utility Electric Generation                                    8              9              8              8              8
 Wholesale                                                      4              3              3              3              3
                                                        ---------      ---------      ---------      ---------      ---------
  Total                                                 4,830,079      4,789,942      4,733,607      4,694,358      4,670,787
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

Residential Meter Usage (annual average):
 Revenues (dollars)                                        $  375           $352           $345           $383           $371
 Volumes (thousands of cubic feet)                           51.9           50.5           53.2           57.4           55.6


System Usage (millions of cubic feet):
 Average Daily Sendout                                      2,515          2,452          2,579          2,795          2,611
 Peak Day Sendout                                           3,887          4,000          4,120          4,350          4,578
Degree Days (2):
 Number                                                     1,126(3)       1,195          1,241          1,459          1,203
 Average (20 Year)                                          1,358          1,369          1,381          1,418          1,430
 Percent of Average                                          82.9%          87.3%          89.9%         102.9%          84.1%

Population of Service Area
   (estimated at year end)                             17,630,000     17,424,000     17,260,000     17,070,000     15,600,000


(1) Beginning January 1, 1994, rates included the ratepayer's portion of the Comprehensive Settlement (the amount included in rates for 1997, 1996, 1995, and 1994 was $98 million, $90 million, $84 million, and $119 million, respectively.)

(2) The number of degree days for any period of time indicates whether the temperature is relatively hot or cold. A degree day is recorded for each degree the average temperature for any day falls below 65 degrees Fahrenheit.

(3)   Estimated calendar degree days.

                                 SERVICE AREA

          SoCalGas distributes natural gas throughout a 23,000-square-mile service territory with a population of approximately 17.6 million people. As indicated by the following map, its service territory includes most of southern California and part of central California.








                                   [GRAPHIC]















          Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, San Diego Gas & Electric Company and Southwest Gas Corporation.

                               UTILITY SERVICES

          SoCalGas' customers are separated, for regulatory purposes, into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability.
There are approximately 4.8 million core customers (4.6 million residential and 200,000 small commercial and industrial). Noncore customers consist primarily of utility electric generation ("UEG"), wholesale and large commercial and industrial customers, and total approximately 1,600. Gas volumes delivered to UEG customers are greatly affected by the price and availability of electric power generated outside of SoCalGas' service area. UEG and other noncore customers are also sensitive to the price relationship between natural gas and alternate fuels, and many are capable of readily switching from one fuel to another, subject to air quality regulations.

          SoCalGas offers two basic utility services, sale of gas and transportation of gas through two business units, one focusing on core distribution customers and the other on large volume gas transportation customers. Most residential customers and most other core customers purchase gas directly from SoCalGas. Noncore customers have the option of purchasing gas either from SoCalGas or from other sources (such as brokers or producers) for delivery through SoCalGas' transmission and distribution system. Core customers are permitted to aggregate their gas requirements and also to purchase gas directly from brokers or producers, up to a limit of 10% of SoCalGas' core market. Most noncore customers procure their own gas supply rather than purchase gas from SoCalGas. Although the revenues from transportation throughput are less than for gas sales, SoCalGas generally earns the same margin whether SoCalGas buys the gas and sells it to the customer or transports gas already owned by the customer. For 1998, approximately 88% of the total margin authorized is contributed by the core market, with 12% contributed by the noncore market. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - SoCalGas
Operations - Markets.")

          SoCalGas continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. However, the only gas supplies that SoCalGas may offer for sale to noncore customers are the same supplies that it purchases to serve its core customers.

          SoCalGas also provides gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store gas on an "as available" basis, usually during the summer to reduce winter purchases when gas costs are generally higher. As of December 31, 1997, SoCalGas stored approximately
15 billion cubic feet of customer-owned gas.

                                DEMAND FOR GAS

          Natural gas is a principal energy source in SoCalGas' service area for residential, commercial and industrial uses as well as UEG requirements. Gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying uses, and with other fuels for large industrial, commercial and UEG uses. Growth in SoCalGas' markets is largely dependent upon the health and expansion of the southern California economy. SoCalGas added approximately 43,700 new meters in 1997. This represents a growth rate of approximately 0.9%. SoCalGas anticipates that customer growth for 1998 will continue at about 1997 levels.

          During 1997, approximately 97% of residential energy customers in SoCalGas' service area used natural gas for water heating and 94% for space heating. Approximately 78% of those customers used natural gas for cooking and 72% for clothes drying.

          Demand for natural gas by noncore customers such as large volume commercial, industrial and UEG customers is very sensitive to the price of alternative competitive fuels. These customers number only approximately 1,600; however, during 1997, accounted for approximately 15% of total gas revenues, 65% of total gas volumes delivered and 12% of the authorized gas margin. External factors such as weather, electric deregulation, the increased use of hydro-electric power, competing pipeline bypass and general economic conditions can result in significant shifts in this market. Demand for gas for UEG customer use is also greatly affected by the price and availability of electric power generated in other areas and purchased by SoCalGas' UEG customers. (See "Competition" below.) Demand for gas for UEG customer use in 1997 increased as a result of higher demands for electricity and less availability of hydro-electricity. UEG customer demand decreased in 1996 as a result of abundant hydro-electricity.

          As a result of electric industry restructuring, natural gas demand for electric generation within SoCalGas' service area competes with electric power generated throughout the western United States. Effective March 31, 1998, California consumers are scheduled to be given the option of selecting their electric energy provider from a variety of local and out-of-state producers. The implementation of electric industry restructuring has no direct impact on SoCalGas' operations. However, future volumes of natural gas transported for utility electric generation customers may be adversely affected to the extent that regulatory changes divert electricity generation from SoCalGas' service area. In addition, the electric industry restructuring has mandated a 10% reduction of electric rates to core customers as of January 1, 1998; however, electricity is unlikely to overcome the entire cost advantage of natural gas for existing uses. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - SoCalGas Operations
- Factors Influencing Future Performance.")

                                  COMPETITION

          SoCalGas' throughput to enhanced oil recovery ("EOR") customers has decreased significantly since 1992 because of the bypass of SoCalGas' system. The decrease in revenues from EOR customers is subject to full balancing account treatment, except for a 5% incentive to SoCalGas, and therefore, does not have a material impact on earnings.

          Bypass of other SoCalGas markets may also occur and SoCalGas is fully at risk for reduction in such noncore volumes due to bypass. However, significant additional bypass would require construction of additional facilities by competing pipelines. SoCalGas is continuing to reduce its costs to maintain cost competitiveness to retain transportation customers.

          To respond to bypass, SoCalGas may seek expedited review of long-term gas transportation contracts with some noncore customers at lower than tariff rates. In addition, SoCalGas allocates costs in a manner that eliminates subsidization of core customer rates by noncore customers. This allocation flexibility, together with negotiating authority, has enabled SoCalGas to better compete with new interstate pipelines for noncore customers. In addition, under a capacity brokering program, for a fee, SoCalGas provides to noncore customers, or others, a portion of its control of interstate pipeline capacity to allow more direct access to producers. Also, a comprehensive settlement of certain regulatory issues has improved SoCalGas' competitiveness by reducing the cost of transportation service to noncore customers. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - SoCalGas Operations - Factors Influencing Future Financial Performance.")

          SoCalGas' operations and those of its customers are affected by a growing number of environmental laws and regulations. These laws and regulations affect current operations as well as future expansion. Increasingly complex administrative and reporting requirements of environmental agencies applicable to commercial and industrial customers utilizing gas are not generally applicable to those using electricity. However, anticipated advancements in natural gas technologies should enable gas equipment to remain competitive with alternate energy sources.

                                SUPPLIES OF GAS

          In 1997, SoCalGas delivered approximately 930 billion cubic feet
(Bcf) of natural gas through its system. Approximately 65% of these deliveries were customer-owned gas for which SoCalGas provided transportation services. The balance of gas deliveries was gas purchased by SoCalGas and resold to customers.

          Most of the natural gas delivered by SoCalGas is produced outside of California. These supplies are delivered to SoCalGas' intrastate transmission system by interstate pipeline companies (primarily El Paso Natural Gas Company and Transwestern Pipeline Company) that provide transportation services for supplies purchased from other sources by SoCalGas or its transportation customers. The rates that interstate pipeline companies may charge for gas and transportation services and other terms of service are regulated by the FERC.

          Existing interstate pipeline capacity into California exceeds current demand by over 1 Bcf per day. This excess has reduced the market value of pipeline capacity well below FERC tariff rates. SoCalGas has exercised its step-down option on both the El Paso and Transwestern interstate pipeline systems, thereby reducing its firm interstate capacity obligations to 1.45 Bcf per day from 2.25 Bcf per day.

          FERC-approved settlements have resulted in a reduction in the costs that SoCalGas may possibly have to pay for the capacity released back to El Paso and Transwestern that cannot be remarketed. Of the remaining 1.45 Bcf per day of capacity, SoCalGas' core customers use 1.05 Bcf per day at the full FERC tariff rate. The remaining 0.4 Bcf per day of capacity is marketed at significant discounts. Under existing regulation in California, unsubscribed capacity costs associated with the remaining 0.4 Bcf per day are recoverable in customer rates. While including the unsubscribed pipeline cost in rates may impact SoCalGas' ability to compete in highly contested markets, SoCalGas does not believe its inclusion will have a significant impact on volumes transported or sold.

          The following table sets forth the sources of gas deliveries by SoCalGas from 1993 through 1997.

                                  SOURCES OF GAS


                                                                                  Year Ended December 31
                                                            -----------------------------------------------------------------
                                                             1997           1996          1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Gas Purchases (Billions of Cubic Feet):
 Market Gas                                                   229            226           206            247            244
 Affiliates                                                    95             96            99            101             97
 California Producers &
   Federal Offshore                                             5             12            29             36             28
                                                              ---            ---           ---            ---            ---
    Total Gas Purchases                                       329            334           334            384            369

Customer-Owned Gas and
  Exchange Receipts                                           614            518           620            658            622

Storage Withdrawal
   (Injection) - Net                                           (3)            42           (13)            (9)           (10)

Company Use and
  Unaccounted For                                             (10)           (10)           (4)           (13)           (16)
                                                              ----           ----           ---           ----          ----

    Net Gas Deliveries                                        930            884           937           1,020           965
                                                              ---            ---           ---           -----           ---
                                                              ---            ---           ---           -----           ---

Gas Purchases: (Thousands of dollars)
 Commodity Costs                                             $849           $627          $478           $ 644         $ 815

 Fixed Charges*                                               250            276           264             368           398
                                                              ---            ---           ---             ---           ---
    Total Gas Purchases                                    $1,099           $903*         $742          $1,012        $1,213
                                                           ------           -----         ----          ------        ------
                                                           ------           -----         ----          ------        ------

Average Cost of Gas Purchased
  (Dollars per Thousand Cubic Feet)**                       $2.58           $1.88        $1.42           $1.68         $2.21
                                                            -----           -----        -----           -----         -----
                                                            -----           -----        -----           -----         -----

 * Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas.

**  The average commodity cost of gas purchased excludes fixed charges.

          Market sensitive gas supplies (supplies purchased on the spot market as well as under longer-term contracts and ranging from one month to ten years based on spot prices) accounted for approximately 70% of total gas volumes purchased by SoCalGas during 1997, as compared with 68% and 62%, respectively, during 1996 and 1995. These supplies were generally purchased at prices significantly below those for other long-term sources of supply.

          SoCalGas estimates that sufficient natural gas supplies will be available to meet the requirements of its customers well into the next century.

                             RATES AND REGULATION

          SoCalGas is regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate in the best interest of their customers and have the opportunity to earn a reasonable return on investment. The regulatory structure is complex and has a very substantial impact on the profitability of SoCalGas.

PERFORMANCE BASED REGULATION

          On July 16, 1997, the CPUC issued its final decision on SoCalGas' application for performance based regulation ("PBR"), which was filed with the CPUC in 1995.

          For the 5-year period that commenced January 1, 1998, PBR replaces the general rate case procedure and certain other regulatory proceedings.
Under ratemaking procedures in effect prior to the PBR decision, SoCalGas typically filed a general rate case with the CPUC every three years. In a general rate case, the CPUC established a base margin, which is the amount of revenue to be collected from customers to recover authorized operating expenses (other than the cost of gas), depreciation, taxes and return on rate base.

          Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where SoCalGas already has a highly developed infrastructure. Key elements of the PBR include a reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates. The change in regulatory oversight changes the way earnings are affected by various factors. For example, under PBR earnings are more reliant on operational efficiencies and less on investment in property, plant and equipment.

          PBR retains the balancing account mechanism by which SoCalGas refunds or collects in the future the difference between actual core revenue and the amounts authorized by the CPUC to be received in regulatory proceedings. Thus, full balancing account treatment allows SoCalGas to fully recover amounts recorded as deferred costs or core revenue shortfalls, currently or in the future.

          The Commission's PBR decision established the following rules for
SoCalGas:

          - The decision ordered a rate reduction to an initial base margin of $1.3 billion. This represents a rate reduction of $191 million effective August 1, 1997, partially offset by a $27 million rate increase to reflect inflation and customer growth effective on January 1, 1998.

          - Earnings up to 25 basis points above the authorized rate of return are retained 100% by shareholders. Earnings that exceed the authorized rate of return on rate base by greater than 25 basis points are shared between customers and shareholders on a sliding scale that begins with 75% of earnings being given back to customers and declining to 0% as earned returns approach 300 basis points above authorized amounts. However, the decision rejected sharing of any amount by which actual earnings may fall below the authorized rate of return. In 1998, SoCalGas is authorized to earn a 9.49% return on rate base.

          - Margin per customer is indexed based on inflation less an estimated productivity factor of 2.1% in the first year, increasing 0.1% per year to 2.5% in the fifth year. This factor includes 1% to approximate the projected impact of declining rate base.

          - The CPUC decision allows for pricing flexibility for residential and small commercial customers, with any shortfalls being borne by shareholders and with gains shared between shareholders and customers.

          SoCalGas implemented the base margin reduction on August 1, 1997, and implemented the remaining PBR elements on January 1, 1998. The CPUC intends for its PBR decision to be in effect for five years. The CPUC decision also provides the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1998 Biennial Cost Allocation Proceeding ("BCAP") application anticipated to become effective on August 1, 1999.

          The BCAP adjusts rates to reflect variances in core customer demand from estimates previously used in establishing core customer rates. The mechanism substantially eliminates the effect on core income of variances in core market demand and gas costs subject to the limitations of the Gas Cost Incentive Mechanism ("GCIM") and the 1993 settlement that restructured certain long-term gas supply contracts and resolved several regulatory matters. The BCAP will continue under PBR.

          The GCIM compares SoCalGas' cost of gas with the average market price of 30-day firm spot supplies delivered to the SoCalGas service area. The mechanism permits full recovery of all costs within a "tolerance band" above the benchmark price and refunds all savings within a "tolerance band" below the benchmark price. The costs of purchases or savings outside the "tolerance band" are shared equally between customers and shareholders. The GCIM is authorized by the CPUC to be in effect through March 31, 1999.

          In June 1997, the CPUC approved a $3.2 million pre-tax shareholder award for the GCIM year-ended March 31, 1996 which was recognized as income in 1997.

          In June 1997, SoCalGas filed a GCIM application with the CPUC requesting a shareholder award for the annual period ending March 31, 1997. The CPUC is expected to issue a final decision on this matter by mid-1998, and income associated with this award will be recognized at that time.

AFFILIATE TRANSACTIONS

          On December 16, 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California investor-owned utilities conduct business with their affiliates providing energy or energy-related services within California. The objective of these rules, which are effective beginning January 1, 1998, is to ensure that the utilities' energy affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - SoCalGas Operations - Factors Influencing Future Performance.")

ALLOWED RATE OF RETURN

          For 1998, SoCalGas is authorized to earn a rate of return on rate base of 9.49% and a rate of return on common equity of 11.6%, which is unchanged from 1997.

GAS INDUSTRY RESTRUCTURING

          The gas industry experienced an initial phase of restructuring during the 1980's by deregulating gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies to benefit California natural gas consumers.

                                  PROPERTIES

          At December 31, 1997, SoCalGas owned approximately 2,843 miles of transmission and storage pipeline,43,769 miles of distribution pipeline and 43,499 miles of service piping. It also owned 10 transmission compressor stations and 6 underground storage reservoirs (with a combined working storage capacity of approximately 116 Bcf) and general office buildings, shops, service facilities, and certain other equipment necessary in the conduct of its business.

          Southern California Gas Tower, a wholly owned subsidiary of SoCalGas, has a 15% limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas leases, and currently occupies, about half of the building. (See also "Item 2. Properties.")

                          ENERGY MANAGEMENT SERVICES

          The Energy Management Services business unit of Pacific Enterprises operates a number of domestic business ventures, including Sempra Energy Solutions.

          Sempra Energy Solutions is the joint venture between Pacific Enterprises and Enova established in early 1997. Sempra Energy Solutions primarily focuses on marketing new energy products and services.

          Energy Management Services also includes Pacific Interstate Company ("PIC"), an interstate pipeline subsidiary, and Central Plants, Inc., a subsidiary which operates centralized heating and cooling plants for commercial buildings. PIC purchases gas from producers in Canada and from federal waters offshore California and transports it for sale to SoCalGas and others. Of the gas purchased by PIC, 90% was sold to SoCalGas in 1997. These deliveries accounted for approximately 29% of the total volume of gas purchased by SoCalGas and approximately 10% of SoCalGas' throughput.

          In September 1997, Pacific Enterprises sold its interest in several small electric generating facilities. The net investment in these assets was $77 million at June 30, 1997, the effective date of the sale.

          In January 1998, through Sempra Energy Solutions, Pacific Enterprises and Enova jointly acquired CES/Way International, the largest independent U.S. company providing energy service performance contracting. CES/Way International has approximately 125 employees and is headquartered in Houston, Texas. The total cost of the acquisition was less than $100 million.

                       PACIFIC ENTERPRISES INTERNATIONAL

          Pacific Enterprises International ("PEI") was established in late 1994 to participate in the international gas infrastructure market and began operations in March 1995.

          In April 1996, PEI acquired a 12.5% interest in each of two natural gas utility holding companies in Argentina for $48.5 million. These utilities serve approximately 1.1 million customers in central and southern Argentina with about 625 million cubic feet of gas per day. PEI has a role in helping manage these utilities by serving on the board of directors and providing expertise in technological and operating areas.

          On August 12, 1996, PEI and two partners were awarded Mexico's first privatization license to build and operate a natural gas distribution system in Mexicali, Baja California. The franchise was awarded to Distribuidora de Gas Natural de Mexicali S. de R.L. de C.V. (DGN), a Mexican company formed by PEI, Enova International (a subsidiary of Enova) and Proxima Gas. DGN will invest approximately $20 to $25 million during an initial five-year period to provide service to more than 25,000 commercial, industrial and residential users. PEI has a 30% interest in DGN and has invested approximately $2 million and $1 million in the Mexicali project during 1997 and 1996, respectively. In August 1997, the system began distributing natural gas primarily to commercial customers in Mexicali, and by December 1997 daily throughput reached
5.3 million cubic feet.

          In 1997, DGN was awarded a license to build and operate a natural gas pipeline in Chihuahua, a city of approximately 630,000 people in northern Mexico. DGN began construction in late 1997 and will invest $50 million in the first five years of operation. PEI has a 47.5% interest in this project and it invested approximately $5 million during 1997.

          Other international projects are currently under evaluation in Latin America and the Pacific Rim.

                                ENERGY TRADING

          In December 1997, Pacific Enterprises and Enova jointly acquired Sempra Energy Trading Corp. (formerly AIG Trading Corporation), a natural gas and power marketing firm with 90 employees headquartered in Greenwich, Connecticut. Its business primarily focuses on wholesale trading and marketing of natural gas, power and oil. Total cost of the acquisition was approximately $225 million.

                             ENVIRONMENTAL MATTERS

          The CPUC has approved a collaborative settlement which provides for rate recovery of 90 percent of environmental investigation and remediation costs without reasonableness review. In addition, SoCalGas has the opportunity to retain a portion of any insurance recovery to offset the 10 percent of costs not recovered in rates.

          At December 31, 1997, SoCalGas' estimated remaining liability for investigation and remediation was approximately $72 million, of which 90 percent is authorized to be recovered through the rate recovery mechanism described above. The estimated liability is subject to future adjustment pending further investigation. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - SoCalGas Operations - Factors Influencing Future Performance.") Because of expected insurance and rate recovery, Pacific Enterprises believes that compliance with environmental laws and regulations will not have a material adverse effect on its consolidated results of operations or financial position.

          SoCalGas has identified and reported to California environmental authorities 42 former gas manufacturing sites for which it (together with other utilities as to 21 of the sites) may have remedial obligations under environmental laws. As of December 31, 1997, ten of the sites have been remediated, of which seven have received certification from the California Environmental Protection Agency. Two sites are in the process of being remediated. Preliminary investigations, at a minimum, have been completed on 39 of the gas plant sites, including those sites at which the remediations described above have been completed. In addition, SoCalGas and its subsidiaries are one of a large number of major corporations that have been identified as potentially responsible parties for environmental remediation of two industrial waste disposal sites and two landfill sites.

                                   EMPLOYEES

          Pacific Enterprises and its subsidiaries employ approximately 7,215 persons. Of these, approximately 6,615 are employed by SoCalGas.

          Most field, clerical and technical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union. A contract on wages and working conditions is effective through March 31, 1999. Terms of the contract allow an extension through March 31, 2000.

                                  MANAGEMENT

          The executive officers of Pacific Enterprises are as follows:


NAME                          AGE          POSITION


Willis B. Wood, Jr.           63           Chairman and Chief Executive Officer

Richard D. Farman             62           President and Chief Operating Officer

Warren I. Mitchell            60           Executive Vice President, Pacific
                                           Enterprises; President, Southern
                                           California Gas Company

Neal E. Schmale               51           Executive Vice President and Chief
                                           Financial Officer

Frederick E. John             52           Senior Vice President

Debra L. Reed                 41           Senior Vice President, Southern
                                           California Gas Company

Lee M. Stewart                52           Senior Vice President, Southern
                                           California Gas Company

Dennis V. Arriola             37           Vice President and Treasurer

Leslie E. LoBaugh, Jr.        52           Vice President and General Counsel

Ralph Todaro                  47           Vice President and Controller


          Executive officers are elected annually and serve at the pleasure of the Board of Directors.

          All of Pacific Enterprises' executive officers have been employed by Pacific Enterprises or its subsidiaries in management positions for more than five years, except for Mr. Schmale and Mr. Arriola. From 1992, until joining Pacific Enterprises in December 1997, Mr. Schmale was President of the Petroleum Products and Chemical Divisions of Unocal Corporation (1992-1994) and Chief Financial Officer of Unocal Corporation (1994-1997). From 1987 until joining Pacific Enterprises in August 1994, Mr. Arriola was a Vice President of Bank of America NT&SA (1992-1994) and a Vice President of Security Pacific National Bank (1987-1992).

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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of 1997 to a vote of Pacific Enterprises' security holders.

                                    PART II


                ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

          Pacific Enterprises' Common Stock is traded on the New York and Pacific Stock Exchanges. Information as to the high and low sales prices for such stock as reported on the composite tape for stocks listed on the New York Stock Exchange and dividends paid for each quarterly period during the two years ended December 31, 1997 is set forth under the captions "Financial Review- -Range of Market Prices of Capital Stock" and "Quarterly Financial Data" in Pacific Enterprises' 1997 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

          At December 31, 1997, there were 34,542 holders of record of Pacific Enterprises' Common Stock.


                       ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this Item is set forth under the caption " Selected Financial Data and Comparative Statistics 1987-1997" in Pacific Enterprises' 1997 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.


                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is set forth under the caption "Management's Discussion and Analysis" in Pacific Enterprises' 1997 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.

                  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by this Item is set forth under the caption "Management's Discussion and Analysis" in Pacific Enterprises' 1997 Annual Report to Shareholders filed as Exhibit 13.01 to this Annual Report. Such information is incorporated herein by reference.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pacific Enterprises' consolidated financial statements required by this Item are listed in Item 14(a)1 in Part IV of this Annual Report. The consolidated financial statements listed in Item 14(a)1 are incorporated herein by reference.


                     ITEM 9.  CHANGES IN AND DISAGREEMENTS
                        WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

          None.

                                   PART III


         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this Item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 7, 1998. Such information is incorporated herein by reference.

          Information required by this Item with respect to the Company's executive officers is set forth in Item 1 of this Annual Report.


                       ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this Item is set forth under the caption "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 7, 1998. Such information is incorporated herein by reference.


                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this Item is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 7, 1998. Such information is incorporated herein by reference.


                  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                                 TRANSACTIONS

          None.

                                    PART IV

                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K


 (a) DOCUMENTS FILED AS PART OF THIS REPORT:

1.        CONSOLIDATED FINANCIAL STATEMENTS:

          1.01   Independent Auditors' Report
                 (Contained in Exhibit 13.01).

          1.02   Consolidated Statement of
                 Income for the years ended
                 December 31, 1997, 1996 and 1995
                 (Contained in Exhibit 13.01).

          1.03   Consolidated Balance Sheet at
                 December 31, 1997 and 1996
                 (Contained in Exhibit 13.01).

          1.04   Statement of Consolidated Cash Flows
                 for the years ended December 31, 1997,
                 1996 and 1995 (Contained in Exhibit 13.01).

          1.05   Statement of Consolidated Shareholders'
                 Equity for the years ended
                 December 31, 1997, 1996 and 1995
                 (Contained in Exhibit 13.01).

          1.06   Notes to Consolidated Financial
                 Statements (Contained in Exhibit 13.01).

2. FINANCIAL STATEMENT SCHEDULES: Schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the Notes to the Consolidated Financial Statements

3.        ARTICLES OF INCORPORATION AND BY-LAWS:

          3.01   Articles of Incorporation of
                 Pacific Enterprises
                 (Note 26, Exhibit 3.01).

          3.02   Bylaws of Pacific Enterprises.
                 (Note 23; Exhibit 3.02).

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

          10.13  Pacific Enterprises Employee Stock
                 Ownership Plan and Trust Agreement
                 as amended in toto effective October 1, 1992.
                 (Note 21; Exhibit 10.18).

          10.14  Pacific Enterprises Stock Incentive Plan
                 (Note 15; Exhibit 4.01).

          10.15  Pacific Enterprises Retirement Plan for
                 Directors (Note 21; Exhibit 10.20).

          10.16  Pacific Enterprises Director's Deferred
                 Compensation Plan (Note 21; Exhibit 10.21).

          10.17 Amended and Restated Pacific Enterprises Employee Stock Option Plan (as of March 4, 1997)
                 (Note 26; Exhibit 10.17).

          10.18  Form of Severance Agreement
                 (Note 26; Exhibit 10.18).

          10.19  Form of Incentive Bonus Agreement
                 (Note 26; Exhibit 10.19).

11.       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
          11.01 Pacific Enterprises Computation of Earnings per Share (see Consolidated Statement of
                 Income and Note 15 of the Notes to
                 Consolidated Financial Statements
                 contained in Exhibit 13.01).

13.       ANNUAL REPORT TO SECURITY HOLDERS
          13.01  Pacific Enterprises 1997 Annual
                 Report to Shareholders.  (Such
                 report, except for the portions
                 thereof which are expressly
                 incorporated by reference in this
                 Annual Report, is furnished for the
                 information of the Securities and
                 Exchange Commission and is not to
                 be deemed "filed" as part of this
                 Annual Report).

21.       SUBSIDIARIES OF THE REGISTRANT
          21.01  List of subsidiaries of Pacific Enterprises.

23.       CONSENTS OF EXPERTS AND COUNSEL
          23.01  Independent Auditors' Consent.

24.       POWER OF ATTORNEY
          24.01  Power of Attorney of Certain Officers
                 and Directors of Pacific Enterprises
                 (contained on signature pages).

27.       FINANCIAL DATA SCHEDULE
          27.01  Financial Data Schedule.

(b)       REPORTS ON FORM 8-K:

          The following reports on Form 8-K were filed during the last quarter of 1997: None



------------------------------

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

 18 Registration Statement No. 33-50826 filed by Southern California Gas
    Company on August 13, 1992.

 19 Current Report on Form 8-K dated September 25, 1992, filed by Pacific
    Enterprises.

 20 [Intentionally Left Blank.]

 21 Annual Report on Form 10-K for the year ended December 31, 1992, filed by
    Pacific Enterprises.

 22 [Intentionally Left Blank.]

 23  Annual Report on Form 10-K for the year ended December 31, 1995, filed by
     Pacific Enterprises.



 24  Current Report on Form 8-K dated October 15, 1996, filed by Pacific
     Enterprises.

 25  Registration Statement No. 333-21229 filed by Mineral Energy Company on
     February 5, 1997.

 26  Annual Report on Form 10-K for the year ended December 31, 1996, filed by
     Pacific Enterprises.


                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PACIFIC ENTERPRISES


                                                By:  WILLIS B. WOOD, JR.
                                                   ----------------------------
                                                Name:  Willis B. Wood, Jr.

                                                Title:  Chairman and
                                                        Chief Executive Officer

                                                Dated:  March 20, 1998

          Each person whose signature appears below hereby authorizes Willis B. Wood, Jr., Richard D. Farman, and Neal E. Schmale, and each of them, severally, as attorney-in-fact, to sign on his or her behalf, individually and in each capacity stated below, and file all amendments to this Annual Report.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                           DATE
WILLIS B. WOOD, JR.              Chairman,                       March 20, 1998
---------------------------      Chief Executive Officer and
(Willis B. Wood, Jr.             Director (Principal Executive
                                 Officer)

NEAL E. SCHMALE                  Executive Vice President and    March 20, 1998
---------------------------      Chief Financial Officer
(Neal E. Schmale)                (Principal Financial Officer)

RALPH TODARO                     Vice President and Controller   March 20, 1998
---------------------------      (Principal Accounting Officer)
Ralph Todaro

HYLA H. BERTEA                   Director                        March 20, 1998
---------------------------
(Hyla H. Bertea)

HERBERT L. CARTER                Director                        March 20, 1998
---------------------------
(Herbert L. Carter)

RICHARD D. FARMAN                Director                        March 20, 1998
---------------------------
(Richard D. Farman)

WILFORD D. GODBOLD, JR.          Director                        March 20, 1998
---------------------------
(Wilford D. Godbold, Jr.)

IGNACIO E. LOZANO, JR.           Director                        March 20, 1998
---------------------------
(Ignacio E. Lozano, Jr.)

RICHARD J. STEGEMEIER            Director                        March 20, 1998
---------------------------
(Richard J. Stegemeier)

DIANA L. WALKER                  Director                        March 20, 1998
---------------------------
(Diana L. Walker)
