Form 10-Q
period 1998-03-31
PACIFIC ENTERPRISES INC
filed 1998-05-11
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998
                              -------------------------------------

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

                             (213) 244-1200
      ----------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----      -----

The number of shares of common stock outstanding on May 8, 1998 was 83,556,552.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENT OF CONSOLIDATED INCOME
                       (Dollars are in Millions
               except number of shares and per share amounts)

                                       Three Months Ended
                                             March 31
                                        ------------------
                                           1998    1997
                                          ------  ------
                                            (Unaudited)
Revenues and Other Income:
 Operating revenues                         $669    $794
 Other                                         9       9
                                            ----    ----
     Total                                   678     803
                                            ----    ----
Expenses:
 Cost of gas distributed                     290     344
 Operating expenses                          197     249
 Depreciation and amortization                64      64
 Franchise payments and other taxes           29      28
 Preferred dividends of a subsidiary           1       2
                                            ----    ----
     Total                                   581     687
                                            ----    ----
Income from Operations
 Before Interest and Taxes                    97     116
Interest                                      19      26
                                            ----    ----
Income from Operations
 Before Income Taxes                          78      90
Income Taxes                                  38      40
                                            ----    ----
Net Income                                    40      50
Dividends on Preferred Stock                   1       1
                                            ----    ----
Net Income Applicable to
 Common Stock                               $ 39    $ 49
                                            ====    ====
Net Income per Share of Common Stock
 Basic                                      $.48    $.60
                                            ====    ====
 Diluted                                    $.47    $.59
                                            ====    ====
Dividends Declared per Share of
 Common Stock                               $.38    $.36
                                            ====    ====
Weighted Average Number of Shares of
 Common Stock Outstanding (000)           81,208  81,936
                                          ======  ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                            (Millions of Dollars)
                                          March 31    December 31
                                            1998         1997
                                         ----------   -----------
                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                $  135        $  153
  Accounts receivable (less allowance
    for doubtful receivables of
    $22 million at March 31, 1998 and
    $19 million at December 31, 1997)         461           530
  Income taxes receivable                                     3
  Deferred income taxes                         8
  Gas in storage                                3            25
  Other inventories                            15            16
  Regulatory accounts receivable               44           355
  Prepaid expenses                              9            21
                                           ------        ------
      Total current assets                    675         1,103
                                           ------        ------
Property, Plant and Equipment               6,124         6,097
  Less Accumulated Depreciation and
    Amortization                            3,000         2,943
                                           ------        ------
      Total property, plant and
        equipment-net                       3,124         3,154
                                           ------        ------
Deferred Charges and Other Assets:
  Other investments                           261           191
  Other receivables                            55            62
  Regulatory assets                           396           394
  Other assets                                 80            73
                                           ------        ------
      Total deferred charges and
         other assets                         792           720
                                           ------        ------
      Total                                $4,591        $4,977
                                           ======        ======
See Notes to Condensed Consolidated Financial Statements.
                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Millions of Dollars)
                                            March 31     December 31
                                              1998           1997
                                           ---------     -----------
                                          (Unaudited)
Current Liabilities:
  Short-term debt                           $   82         $   354
  Accounts payable                             413             437
  Income taxes payable                          24
  Deferred income taxes                                          7
  Other taxes payable                           46              30
  Long-term debt due within one year             1             148
  Accrued interest                              51              52
  Other                                         69              87
                                            ------          ------
      Total current liabilities                686           1,115
                                            ------          ------
Long-Term Debt                               1,059             988
Debt of Employee Stock Ownership Plan          130             130
                                            ------          ------
      Total long-term debt                   1,189           1,118
                                            ------          ------
Deferred Credits and Other Liabilities:
  Long-term liabilities                        216             183
  Customer advances for construction            32              34
  Postretirement benefits other than pensions  210             217
  Deferred income taxes                        278             272
  Deferred investment tax credits               60              61
  Other deferred credits                       414             413
                                            ------          ------
 Total deferred credits and
    other liabilities                        1,210           1,180
                                            ------          ------
Preferred Stocks of a Subsidiary                20              95
                                            ------          ------
Shareholders' equity:
  Capital stock:
    Preferred                                   80              80
    Common                                   1,073           1,064
                                            ------          ------
      Total capital stock                    1,153           1,144
  Retained earnings, after elimination
    of accumulated deficit of
    $452 million against common stock
    at December 31, 1992 as part of
    quasi-reorganization                       380             372
  Deferred compensation relating to
    Employee Stock Ownership Plan              (47)            (47)
                                            ------          ------
      Total shareholders' equity             1,486           1,469
                                            ------          ------
         Total                              $4,591          $4,977
                                            ======          ======
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                    Three Months Ended
                                                          March 31
                                                    ------------------
                                                     1998        1997
                                                    ------       -----
Cash Flows from Operating Activities:                   (Unaudited)
  Net Income                                        $  40        $  50
  Adjustments to reconcile net income
    to net cash provided by continuing
    operations:
      Depreciation and amortization                    64           64
      Deferred income taxes                             5            2
      Other                                            (1)          (9)
      Net change in other working capital
        components                                    423          188
                                                    -----        -----
          Net cash provided by operating
            activities                                531          295
                                                    -----        -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                         (31)         (54)
  Other investments                                   (70)
  Decrease in other receivables, regulatory
     assets and other assets                           (2)           8
                                                    -----        -----
           Net cash used in investing activities     (103)         (46)
                                                    -----        -----
Cash Flows from Financing Activities:
  Sale of common stock                                  9            2
  Repurchase of common stock                                       (18)
  Repurchase of preferred stock of a subsidiary       (75)
  Increase in long-term debt                           75
  Decrease in long-term debt                         (151)          (3)
  Decrease in short-term debt                        (272)        (172)
  Common dividends paid                               (31)         (30)
  Preferred dividends paid                             (1)          (1)
                                                    -----        -----
          Net cash used in financing activities      (446)        (222)
                                                    -----        -----
Increase (Decrease) in Cash and Cash Equivalents      (18)          27
Cash and Cash Equivalents, January 1                  153          256
                                                    -----        -----
Cash and cash equivalents, March 31                 $ 135        $ 283
                                                    =====        =====
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
        Interest (net of amount capitalized)        $  20        $  24
                                                    =====        =====
        Income taxes                                $  20        $ (18)
                                                    =====        =====
See Notes to Condensed Consolidated Financial Statements.

                PACIFIC ENTERPRISES AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   MERGER AGREEMENT WITH ENOVA CORPORATION

On October 14, 1996, Pacific Enterprises (the Company) and Enova Corporation (Enova), the parent company of San Diego Gas & Electric (SDG&E), announced an agreement, which both Boards of Directors unanimously approved, for the combination of the two companies, tax-free, in a strategic merger of equals to be accounted for as a pooling of interests. The combination was approved by shareholders of both companies on March 11, 1997.

As a result of the combination, the Company and Enova will become subsidiaries of a new holding company, named Sempra Energy, and their common shareholders will become common shareholders of the new holding company. The Company's common shareholders will receive 1.5038 shares of the new holding company's common stock for each of their shares of PE common stock, and Enova common shareholders will receive one share of the new holding company's common stock for each of their shares of Enova common stock. Preferred stock of the Company, Southern California Gas Company (SoCalGas), and San Diego Gas & Electric will remain outstanding.

The new holding company will be incorporated in California and will be exempt from the Public Utility Holding Company Act as an intrastate holding company.

On March 26, 1998, the California Public Utilities Commission (CPUC) approved the merger of the Company and Enova. The decision determined that savings from synergies and cost avoidances be shared between customers and shareholders over a five-year period, for a total net savings of approximately $340 million.

In its decision, the commission found that the merger satisfied the key criteria: that it will benefit the state and local economies and customers, maintain or improve the financial condition of the utilities and quality of management, and be fair to employees and shareholders.

Additional elements of the CPUC decision include:

     - Divestiture by SDG&E of its gas-fired generation units, which is already in progress, and sale by SoCalGas of its options to purchase those portions of the Kern River and Mojave Pipeline gas transmission facilities within California by September 1, 1998. These options are not exercisable until the year 2012.

     - Acknowledgment that the merger will have no significant effect on the environment under the California Environmental Quality Act.

     - Allowance of $148 million in costs to achieve the merger, rather than the $202 million originally sought by the companies. The difference includes transaction costs for investment bankers, employee retention and communications.

Final regulatory approvals still must be obtained from the Federal Energy Regulatory Commission (FERC), which already conditionally approved the merger on June 25, 1997, and the Securities and Exchange Commission.

Expenses incurred in connection with the merger are $1 million and $3 million, after-tax, for the three month period ended March 31, 1998 and 1997, respectively. These costs consist primarily of investment banking, legal, regulatory and consulting fees.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. Reference is made to the Form 10-K for the year ended December 31, 1997 for additional information.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In order to match revenues and costs for interim reporting purposes, SoCalGas defers revenues related to costs which it expects to incur later in the year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made in the prior years' consolidated financial statements to conform to the 1997 financial statement presentation.

In conformity with generally accepted accounting principles, SoCalGas' accounting policies reflect the financial effects of rate regulation authorized by the CPUC. SoCalGas applies the provisions of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. The Company continues to meet the criteria of SFAS 71 in accounting for its regulated operations.

Income tax expense recognized in a period is the amount of tax currently payable plus or minus the change in the aggregate deferred tax assets and liabilities. Deferred taxes are recorded to recognize the future tax consequences of events that have been recognized in the financial statements or tax returns. For additional information regarding income taxes, see Footnote 5 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K.

Estimated liabilities for environmental remediation are recorded when the amounts are probable and estimable. Amounts authorized to be recovered in rates are recorded as regulatory assets. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability shown on the balance sheet. For additional information regarding commitments and contingencies, see Footnote 6 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K filing.


3. CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, the Company completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's retailing operations and all of its oil and gas exploration and production business.

In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of March 31, 1998, the provisions previously established for these matters are adequate.


4. COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standard's No. 130 "Reporting
Comprehensive Income." Comprehensive income for the period ended March 31, 1998 was $40 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements contained in this Form 10-Q and Management's Discussion and Analysis contained in the Company's 1997 Annual Report to Shareholders and incorporated into the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


INFORMATION REGARDING FORWARD-LOOKING COMMENTS

The following discussion includes forward-looking statements with respect to matters inherently involving various risks and uncertainties. These statements are identified by the words "estimates", "expects", "anticipates", "plans", "believes" and similar expressions. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.


CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations were $531 million for the three months ended March 31, 1998. This represents an increase of $236 million from 1997. The increase is primarily due to actual gas costs incurred being lower than amounts collected in rates resulting in a decrease in previously undercollected regulatory balancing accounts and an increase in gas volumes sold.

Capital expenditures were $31 million and $54 million for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures are estimated to be $200 million in 1998 and will be financed primarily by internally generated funds and will largely represent investment in SoCalGas operations.

Investments were $70 million for the three months ended March 31, 1998 and represent additional investment in Argentine utility operations and the acquisition of CES/Way International, Inc. (See "Energy Management Services" and "International Operations"). There were no investments in the three months ended March 31, 1997.

Cash used for financing activities was $446 million and $222 million for the three months ended March 31, 1998 and 1997. The increase is due to greater long-term and short-term debt repayments and the repurchase of SoCalGas Preferred Stock. On February 2, 1998, SoCalGas redeemed all outstanding shares of 7 3/4% Series Preferred Stock at a total price per share of $25.09. This total price per share consisted of a redemption price of $25 and $0.09 of unpaid dividends accruing to the date of redemption. The total cost to SoCalGas was approximately $75.3 million.

The Company paid dividends of $31 million on common stock and $1 million on preferred stock for a total of $32 million for the period ended March 31, 1998. This compares to $31 million in 1997. The common stock dividend increase in 1998 is due to the increase in the quarterly common stock dividend rate. The quarterly dividend rate was increased to $.40 per share in the second quarter of 1998 and was increased to $.38 per share in the second quarter of 1997.

Cash and cash equivalents at March 31, 1998 were $135 million. This cash is available for investment in new energy-related domestic and international projects, the retirement of debt and other corporate purposes.

In April 1996, the Board of Directors authorized the buyback of up to 4.25 million shares of the Company's common stock representing approximately 5% of outstanding shares over a two-year period. During the first quarter of 1998, the Company did not repurchase any common stock. A total of 2.4 million shares have been repurchased under this program.


CONSOLIDATED RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 was $40 million, or $.48 per common share (basic), compared to $50 million, or $.60 per common share (basic) in 1997. Consolidated earnings include the results of the Company's primary subsidiary, SoCalGas. SoCalGas' net income was $47 million compared with $58 million for the same quarter of 1997, which was primarily impacted from lower base margin established in the Performance Based Regulation (PBR) decision which became effective on August 1, 1997 partially offset by lower operating and maintenance expenses than amounts authorized in rates (See "Regulatory Activity Influencing Future Performance"). Also contributing to lower net income were operating losses at the joint ventures with Enova
Corporation: Sempra Energy Solutions and Sempra Energy Trading. In addition, Pacific Enterprises International (PEI) had greater operating costs in the first quarter of 1998 compared to the first quarter of 1997, from efforts to develop international operations.

The weighted average number of shares of common stock outstanding for the first quarter of 1998 decreased to 81.2 million shares compared with 81.9 million shares for the first quarter of 1997.

A more detailed discussion of current period results can be found in the business segment information that follows.

OPERATING REVENUES          Three Months Ended
($ in Millions)                   March 31
                               1998     1997
                            -----------------
SoCalGas                       $664     $738
Energy Mgmt. Svcs                54      136
Other *                           2        3
                            -----------------
                                720      877
Less: Inter-segment              51       83
                            -----------------
                               $669     $794
                            =================

NET INCOME                  Three Months Ended
($ in Millions)                 March 31
                             1998       1997
                            -----------------
SoCalGas                       $47       $58
Energy Mgmt. Svcs.              (3)       (2)
International                   (2)
Parent & Other *                (2)       (6)
                            -----------------
                               $40       $50
                            =================


* Includes Sempra Energy Trading Corp. and consolidating entries

SOCALGAS OPERATIONS

Net income for the first quarter of 1998 was $47 million, compared to $58 million for the same period in 1997. The decrease is primarily due to a lower base margin established in the PBR decision, partially offset by savings resulting from lower operating and maintenance expenses than the amounts authorized in rates.

The table below compares SoCalGas' throughput and revenues by customer class for the three months ended March 31, 1998 and 1997.

($ in Millions,      Gas Sales         Trans. & Exchg.          Total
vol. in billion
cubic feet)    Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
1998:
Residential         96       $710         1        $ 4        97        $714
Comm'l/Ind'l.       24        153        81         66       105         219
Utility Elec.                            23         11        23          11
Wholesale                                41         13        41          13
Exchange                                  2                    2
               -------------------------------------------------------------
Total in Rates     120        863       148        $94       268         957
Balancing Accts.
& Other                                                                 (293)
                                                                        ----
Total Operating Rev.                                                    $664*
                                                                        ====

1997:
Residential         84       $566         1        $ 3        85        $569
Comm'l/Ind'l.       25        175        76         65       101         240
Utility Elec.                            21         11        21          11
Wholesale                                38         14        38          14
                ------------------------------------------------------------
Total in Rates     109       $741       136        $93       245         834
Balancing Accts.
& Other                                                                  (96)
                                                                        ----
Total Operating Rev.                                                    $738*
                                                                        ====
* Includes inter-segment transactions

Operating revenue decreased $74 million for the three months ended March 31, 1998 due to the margin reduction established in PBR and lower cost of gas. Total throughput increased 23 Bcf primarily due to colder weather during the first quarter of 1998 compared to 1997.

Cost of gas distributed was $301 million and $350 million for the three months ended March 31, 1998 and 1997, respectively. The decrease is primarily due to a decrease in the average cost of gas purchased to $2.06 per thousand cubic feet (MCF) for the first quarter of 1998, compared to $2.90 per MCF for the first quarter of 1997. Under the current regulatory framework, changes in revenue resulting from changes in volumes in the core market and cost of gas do not affect net income.

Operating and maintenance expenses for the three months ended March 31, 1998 were $8 million lower compared to the same period in 1997, primarily due to a continuing emphasis on reducing operating costs to remain competitive in the energy market place.

Recent CPUC Regulatory Activity

Under the Gas Cost Incentive Mechanism (GCIM), SoCalGas can recover all costs within a "tolerance band" above the benchmark price and refunds all savings within a "tolerance band" below the benchmark price. The cost of purchases or savings outside the "tolerance band" are shared equally between customers and shareholders.

SoCalGas' purchased gas costs were below the specified GCIM benchmark for the annual period ended March 1997. In June 1997 SoCalGas filed a motion with the CPUC requesting a reward for shareholders under the procurement portion of the incentive mechanism. The amount will be recognized in income when a final CPUC decision (expected mid-1998) is issued.

The CPUC has approved the use of gas futures for managing risks associated with the GCIM. SoCalGas enters into gas futures contracts in the open market on a limited basis to mitigate risk and better manage gas costs.


Regulatory Activity Influencing Future Performance

On July 16, 1997, the CPUC issued its final decision on the Company's application for PBR, which was filed with the CPUC in 1995.

PBR replaces the general rate case and certain other regulatory proceedings through December 31, 2002. Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where the Company already has a highly developed infrastructure. Key elements of the PBR include a reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on ratebase, and rate refunds to customers if service quality deteriorates.

SoCalGas implemented the base margin reduction effective August 1, 1997, and all other PBR elements on January 1, 1998. The CPUC intends the PBR decision to be in effect for five years; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in the Company's 1998 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective August 1, 1999.

Under PBR, annual cost of capital proceedings are replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. The mechanism is triggered if actual interest rates increase or decrease by more than 150 basis points and are forecasted to vary by at least 150 basis points for the next year. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a pre-established formula which applies a percentage of the change to various capital components.

For 1998, SoCalGas is authorized to earn a rate of return on common equity of
11.6 percent and a 9.49 percent return on rate base, the same as in 1997.

The Company has considered the effect of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long -Lived Assets to Be Disposed Of" on the Company's financial statements, including the potential effect of electric industry restructuring. Although the Company believes that the volume of gas transported may be adversely impacted by electric restructuring, it is not anticipated to result in an impairment of assets as defined in SFAS 121 because the expected discounted future cash flows from SoCalGas' investment in its gas transportation infrastructure is greater than its carrying amount.

ENERGY MANAGEMENT SERVICES

Energy Management Services (EMS) consists of a number of operations including an interstate pipeline subsidiary, a subsidiary which operates and develops centralized heating and cooling plants, and joint ventures with Enova that provide energy products and services and integrated energy management services including Sempra Energy Solutions.

Sempra Energy Solutions, formed in 1997, incorporates several existing unregulated businesses from each company. It is pursuing a variety of opportunities, including buying and selling natural gas for large users, integrated energy management services targeted at large governmental and commercial facilities and consumer market products and services such as earthquake shutoff valves. CES/Way International, Inc., acquired in January 1998, provides energy-efficiency services including energy audits, engineering design, project management, construction and financing and contract maintenance.

EMS operating revenue was $54 million for the first quarter of 1998 representing a decrease of $82 million compared to the first quarter of 1997.

The decrease is primarily from operating revenues at Ensource in 1997, whose operations were discontinued in late 1997 with the acquisition of Sempra Energy Trading.

EMS had a net loss of $3 million for the three months ended March 31, 1998, compared to a net loss of $2 million for the first quarter of 1997. This increase is primarily due to start-up costs and increased operating expenses of the unregulated businesses during the first quarter of 1998.

SEMPRA ENERGY TRADING

Sempra  Energy Trading Corp., jointly acquired by the Company  and  Enova  in
December   1997,   is  a  leading  natural  gas  and  power  marketing   firm
headquartered in Greenwich, Connecticut.

PE's share of Sempra Energy Trading Corp's results were a net loss of $4 million for the three months ended March 31, 1998. The loss was primarily due to the amortization of costs associated with the purchase of the company.

INTERNATIONAL OPERATIONS

In March 1998, PEI increased its existing investment in two Argentine natural gas utility holding companies (Sodigas Pampeana S.A and Sodigas Sur S.A.) by purchasing an additional 9 percent interest for $40.1 million. With this purchase, PEI's interest in the holding companies was increased to 21.5 percent.

The net loss at Pacific Enterprises International (PEI) was $2 million in the first quarter of 1998 compared to net income of $300,000 in 1997. The decrease is primarily due to increased expenses related to the evaluation of international opportunities.


PARENT COMPANY

Parent company income was $500,000, after-tax, for the three months ended March 31, 1998, including interest expense. This compares to losses of $8 million for the same period in 1997. The increase is primarily due to the lower interest expense due to lower debt levels and lower merger related expenses. Merger costs were $1 million and $3 million, after-tax, for the three months ended March 31, 1998 and 1997, respectively.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) Reports on Form 8-K filed during the quarter ended March 31, 1998. Other Events - January 27, 1998, February 24, 1998, March 13, 1998
                  March 27, 1998







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

Date: May 11, 1998