Form 10-Q
period 1998-06-30
PACIFIC ENTERPRISES INC
filed 1998-08-14
CIK 75527

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                              --------------------------------------

Commission file number                      1-40
                      ----------------------------------------------

                              PACIFIC ENTERPRISES
          ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        California                                 94-0743670
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

101 Ash Street, San Diego, California                          92101
--------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                             (619) 696-2000
          ----------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----

Common stock outstanding:             Wholly owned by Sempra Energy

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        PACIFIC ENTERPRISES AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED INCOME(unaudited)
                             (In millions of dollars)

                                       Three Months Ended  Six Months Ended
                                           June 30               June 30
                                       ------------------  ----------------
                                       1998      1997       1998     1997
                                       ----     -----       ----     ----
Revenues:
 Operating revenues                    $581      $592     $1,250   $1,386
 Other                                    4         6         13       15
                                       ----      ----      -----    -----
Total revenues                          585       598      1,263    1,401
                                       ----      ----      -----    -----
Expenses:
 Cost of gas distributed                168       162        458      506
 Operating expenses                     283       221        480      470
 Depreciation and amortization           64        64        128      128
 Franchise fees and other taxes          26        22         55       50
 Preferred dividends of subsidiaries     --         1          1        3
                                       ----      ----      -----    -----
Total operating expenses                541       470      1,122    1,157
                                       ----      ----      -----    -----
Income Before Interest
 and Income Taxes                        44       128        141      244
Interest                                 16        25         35       51
                                       ----      ----      -----    -----
Income Before Income Taxes               28       103        106      193
Income Taxes                             16        46         54       86
                                       ----      ----      -----    -----
Net Income                               12        57         52      107
Dividends on Preferred Stock              1         1          2        2
                                       ----      ----      -----    -----
Earnings Applicable to
 Common Stock                           $11       $56        $50     $105
                                       ====      ====      =====    =====

See Notes to Consolidated Financial Statements.


                  PACIFIC ENTERPRISES AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                                ASSETS
                        (In millions of dollars)

                                          June 30     December 31
                                            1998         1997
                                         (unaudited)
                                         ----------   ---------
Current Assets:
  Cash and cash equivalents                $  56        $  153
  Accounts and notes receivable              419           530
  Income taxes receivable                     77             3
  Regulatory balancing accounts - net         --           355
  Deferred income taxes                       23            --
  Inventories                                 34            41
  Prepaid expenses                            12            21
                                           -----         -----
      Total current assets                   621         1,103
                                           -----         -----

Property, Plant and Equipment              6,161         6,097
  Less Accumulated Depreciation and
    Amortization                           3,060         2,943
                                          ------        ------
      Total property, plant and
        equipment - net                    3,101         3,154
                                          ------        ------
Deferred Charges and Other Assets:
  Other investments                          142           191
  Other receivables                          158            62
  Regulatory assets                          392           394
  Other assets                                79            73
                                          ------        ------
      Total deferred charges and
         other assets                        771           720
                                          ------        ------
      Total                               $4,493        $4,977
                                          ======        ======

See Notes to Consolidated Financial Statements.


                    PACIFIC ENTERPRISES AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDER EQUITY
                         (In millions of dollars)

                                              June 30    December 31
                                                1998        1997
                                            (unaudited)
                                             ---------   ----------
Current Liabilities:
  Short-term debt                             $   49       $ 354
  Long-term debt due within one year               1         148
  Accounts payable                               393         437
  Accrued interest                                49          52
  Deferred income taxes                           --           7
  Taxes payable                                   21          30
  Regulatory balancing accounts - net             62          --
  Other                                           93          87
                                               -----      ------
      Total current liabilities                  668       1,115

Long-Term Debt                                 1,059         988
Debt of Employee Stock Ownership Plan            130         130
                                               -----       -----
      Total long-term debt                     1,189       1,118
                                               -----      ------
Deferred Credits and Other Liabilities:
  Customer advances for construction              30          34
  Post-retirement benefits other than pensions   207         217
  Deferred income taxes                          280         272
  Deferred investment tax credits                 59          61
  Other deferred credits                         404         413
  Other long-term liabilities                    209         183
                                               -----      ------
      Total deferred credits and
        other liabilities                      1,189       1,180
                                               -----      ------
Preferred Stock of Subsidiary                     20          95
                                               -----      ------
Shareholder's Equity:
  Capital stock:
    Preferred                                     80          80
    Common                                     1,091       1,064
                                              ------      ------
      Total capital stock                      1,171       1,144
  Retained earnings                              302         372
  Deferred compensation relating to
    Employee Stock Ownership Plan                (46)        (47)
                                              ------      ------
      Total shareholder's equity               1,427       1,469
                                              ------      ------
          Total                               $4,493      $4,977
                                              ======      ======

See Notes to Consolidated Financial Statements.



                       PACIFIC ENTERPRISES AND SUBSIDIARIES
              CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS(unaudited)
                           (In millions of dollars)
                                                      Six Months Ended
                                                           June 30
                                                      -----------------
                                                      1998       1997
                                                     ------     ------


Cash Flows from Operating Activities:
  Net Income                                         $   52      $ 107
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                     128        128
      Deferred income taxes                               6          8
      Other                                              (1)         5
      Net change in other working capital
        components                                      368         79
                                                     ------      -----
        Net cash provided by operating
          activities                                    553        327
                                                     ------      -----
Cash Flows from Financing Activities:
  Common dividends paid                                 (97)       (61)
  Preferred dividends paid                               (2)        (2)
  Payment on long-term debt                            (151)      (172)
  Increase(decrease)in short-term debt                 (305)         2
  Issuance of long-term debt                             75         --
  Sale of common stock                                   27          9
  Redemption of preferred stock of a subsidiary         (75)       (42)
                                                     -------     ------
        Net cash used in financing activities          (528)      (266)
                                                     -------     ------
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                           (72)      (106)
  Increase in other investments                         (70)       (33)
  Decrease in other receivables, regulatory
     assets and other assets                             20         34
                                                     ------      -----
         Net cash used in investing activities         (122)      (105)
                                                     ------      -----
Decrease in Cash and Cash Equivalents                   (97)       (44)
Cash and Cash Equivalents, beginning of period          153        256
                                                     ------     ------
Cash and Cash Equivalents, end of period               $ 56      $ 212
                                                     ======     ======
Supplemental Disclosure of Cash Flow Information:
      Income tax payments, net of refunds             $ 153      $  69
                                                     ======     ======
      Interest payments, net of amount capitalized    $  38      $  67
                                                     ======     ======
Supplemental Schedule of Noncash Activities:
      Dividend of property to Sempra Energy           $  23      $  --
                                                     ======     ======

See Notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is a filing of Pacific
Enterprises (PE), the parent company of Southern California Gas
Company (SoCalGas). The financial statements presented herein represent the consolidated statements of PE and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with the interim-reporting requirements of Form 10-Q. This quarterly report should be read in conjunction with PE's 1997 Annual Report on Form 10-K which includes the financial statements and notes thereto, its Quarterly Report on Form 10-Q for the three months ended March 31, 1998, and the Current Report on Form 8-K filed by Sempra Energy (Commission no. 1-14201) with the Securities and Exchange Commission on June 30, 1998 in connection with the completion of the business combination of Pacific Enterprises and Enova Corporation.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments which are necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made to prior presentations to conform to the current financial statement presentation.

In conformity with generally accepted accounting principles, SoCalGas' accounting policies reflect the financial effects of rate regulation authorized by the California Public Utilities Commission
(CPUC). SoCalGas applies the provisions of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. The Company continues to meet the criteria of SFAS 71 in accounting for its regulated operations.

2.  BUSINESS COMBINATION

On June 26, 1998 (pursuant to an October 1996 agreement), Enova Corporation (Enova), and Pacific Enterprises combined the two companies into a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and
(iii) the preferred stock and/or preference stock of Enova's principal subsidiary, San Diego Gas & Electric Company (SDG&E), PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Current Report on Form 8-K filed by Sempra Energy (Commission no. 1-14201) on June 30, 1998 and incorporated herein by reference.

Expenses incurred in connection with the business combination are $32 million and $7 million, after-tax, for the six-month periods ended June 30, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

3.  CONTINGENT LIABILITIES

QUASI-REORGANIZATION. During 1993, the Company completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's merchandising operations and all of its oil and gas exploration and production business.

In connection with the divestitures, the Company effected a quasi-reorganization for financial reporting purposes, effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of June 30, 1998, management believes the provisions previously established for these matters are adequate.

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income for the three-month and the six-month periods ended June 30, 1998 and 1997 was equal to net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's Discussion and Analysis contained in the Company's 1997 Annual Report to Shareholders and incorporated into the Company's 1997 Annual Report on Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING COMMENTS

The following discussion includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The words "estimates", "believes", "expects", "anticipates", "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.

BUSINESS COMBINATION

See Note 2 of the notes to consolidated financial statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations increased $226 million from the corresponding period in 1997. The increase is primarily due to gas costs' being lower than amounts collected in rates (resulting in a decrease in previously undercollected regulatory balancing accounts) and an increase in gas volumes sold.

Expenditures for property, plant and equipment are estimated to be $200 million in 1998, will be financed primarily by internally generated funds, and largely will represent investment in SoCalGas operations.

Investments of $70 million for the six-month period ended June 30, 1998 represent additional investment in Argentine utility operations and the acquisition of CES/Way International, Inc., which is discussed further below. Investments of $33 million for the six-month period ended June 30, 1997 represent investments in energy joint ventures.

Cash used for financing activities increased due to greater long-term and short-term debt repayments and the repurchase of SoCalGas' Preferred Stock. On February 2, 1998, SoCalGas redeemed all outstanding shares of 7 3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

The common stock dividend increase in 1998 is due to the accelerated payment of the third-quarter dividend and increases in the quarterly dividend rate. The quarterly dividend rate was increased to $.40 per share in the second quarter of 1998 and was increased to $.38 per share in the second quarter of 1997.

The cash and cash equivalents at June 30, 1998 are available for investment in new energy-related domestic and international projects, the retirement of debt, and other corporate purposes.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated earnings consist primarily of the results from SoCalGas. SoCalGas' net income for the six-month period ended June 30, 1998 decreased to $65 million from $132 million in 1997, primarily due to the lower base margin established in the Performance Based Regulation (PBR) decision which became effective on August 1, 1997 (see below) and the business combination costs discussed in Note 2 of the notes to consolidated financial statements.

Also contributing to lower net income were operating losses at two joint ventures with Enova: Sempra Energy Solutions and Sempra Energy Trading. In addition, Pacific Enterprises International had greater operating costs in the three-month and six-month periods ended June 30, 1998 compared to the corresponding periods of 1997, from efforts to develop international operations.

SOCALGAS OPERATIONS

The table below compares the Company's throughput and revenues by customer class for the six-month periods ended June 30, 1998 and 1997.

                                               Transportation
                             Gas Sales          and Exchanges            Total
                         -------------------  -------------------  -------------------
                         Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
                        (Revenues in millions of dollars, volume in billion cubic feet)
                         -------------------  -------------------  -------------------
1998:
Residential                  154     $1,153         2     $  7         156     $1,160
Commercial and industrial     43        259       157      136         200        395
Utility electric
  generation                                       40       20          40         20
Wholesale                                          74       30          74         30
Exchange                                            3                    3
                         -------------------  -------------------  -------------------
Total in rates               197     $1,412       276     $193         473      1,605
Balancing accounts and other                                                     (363)
                                                                               -------
Total operating revenues                                                       $1,242
                                                                               =======

1997:
Residential                  128     $  866         1     $  5         129       $871
Commercial and industrial     44        280       149      124         193        404
Utility electric
  generation                                       56       28          56         28
Wholesale                                          69       31          69         31
Exchange                                            2        1           2          1
                         ------------------  -------------------  -------------------
Total in rates               172     $1,146       277     $189         449      1,335
Balancing accounts and other                                                      (32)
                                                                               ------
Total operating revenues                                                       $1,303
                                                                               ======

The decrease in year-to-date operating revenues is primarily due to the margin reduction established in PBR and lower prices for gas.
The increase in total throughput was primarily due to colder weather in 1998 compared to 1997.

The decrease in the cost of gas is primarily due to a decrease in the average cost of gas purchased to $2.11 per thousand cubic feet
(MCF) for the six-month period ended June 30, 1998, compared to $2.45 per MCF in the corresponding period of 1997. Under the current regulatory framework, changes in revenue resulting from core market changes in volumes and cost of gas do not affect net income.

The $69 million increase in SoCalGas' operating and maintenance expense is primarily due to the business-combination costs discussed in Note 2 of the notes to consolidated financial statements and the favorable settlements of contingencies in the first half of 1997.

Recent CPUC Regulatory Activity

Under the Gas Cost Incentive Mechanism (GCIM), SoCalGas can recover all costs within the "tolerance band" above the benchmark price and refunds all savings within the tolerance band below the benchmark price. The cost of purchases or savings outside the tolerance band is shared equally between customers and shareholders.

SoCalGas' gas costs were below the specified GCIM benchmark for the annual period ended March 1997. In June 1997 SoCalGas filed a motion with the CPUC requesting a reward for shareholders under the procurement portion of the incentive mechanism. A reward of $11 million was approved by the CPUC in June 1998 and is included in income for the three-month period ended June 30, 1998.

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

SoCalGas implemented the base-margin reduction on August 1, 1997, and all other PBR elements on January 1, 1998. The CPUC intends the PBR decision to be in effect for five years; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in the Company's 1998 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective August 1, 1999.

Under PBR, annual Cost of Capital proceedings are replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. The mechanism is triggered if interest rates increase or decrease by more than 150 basis points and are forecasted to vary by at least 150 basis points for the next year. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a pre-established formula which applies a percentage of the change to various capital components.

For 1998, SoCalGas is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 1997.

The Company has considered the effect of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121) on its financial statements, including the potential effect of electric industry restructuring. Although the Company believes that the volume of gas transported may be adversely impacted by electric restructuring, it is not anticipated to result in an impairment of assets as defined in SFAS 121 because the expected undiscounted future cash flows from SoCalGas' gas transportation infrastructure are greater than the assets' carrying amount.

OTHER OPERATIONS

Sempra Energy Solutions

Sempra Energy Solutions (Solutions), formed in 1997 and owned equally by PE and Enova, incorporates several existing unregulated businesses from each of PE and Enova. It is pursuing a variety of opportunities, including buying and selling natural gas for large users, integrated energy management services targeted at large governmental and commercial facilities and consumer market products and services such as earthquake shutoff valves. CES/Way International, Inc. (CES/Way) acquired by Solutions in January 1998 provides energy-efficiency services including energy audits, engineering design, project management, construction, financing and contract maintenance.

Energy Management Services

Energy Management Services (EMS) contributed a significant portion of its activities to Solutions and is considering contributing its remaining activities to other subsidiaries of Sempra Energy in the near future. Other than Solutions, EMS's activities include an interstate pipeline and centralized heating and cooling plants.

Sempra Energy Trading

Sempra Energy Trading Corp. (Trading), jointly acquired by the
Company and Enova on December 31, 1997, is a leading natural gas and power marketing firm headquartered in Greenwich, Connecticut.

PE's share of Trading's results was a net loss of $3 million for the six-month period ended June 30, 1998. The loss was primarily due to the amortization of costs associated with the purchase of Trading.

International Operations

In March 1998, PE increased its existing investment in two
Argentine natural-gas utility-holding companies (Sodigas Pampeana
S.A and Sodigas Sur S.A.) by purchasing an additional 9-percent interest for $40 million. With this purchase, PE's interest in the holding companies was increased to 21.5 percent.

The net loss for international operations was $5 million for each of the six-month periods ended June 30, 1998 and 1997.

Other

Consolidated results benefited from the lower interest expense, which was due to the favorable resolution of contingencies and lower levels of debt.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

        Exhibit 27 - Financial Data Schedules

        27.1 Financial Data Schedule for the six months ended
             June 30, 1998 for PE.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K filed on July 1, 1998 announced the completion of the business combination between Enova Corporation and Pacific Enterprises, and the related changes in control.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACIFIC ENTERPRISES
                                       -------------------
                                           (Registrant)






Date: August 14, 1998            By:       /s/ F. H. Ault
                                  ------------------------------

                                          F. H. Ault
                                   Vice President and Controller