Form 10-Q
period 1998-09-30
PACIFIC ENTERPRISES INC
filed 1998-11-02
CIK 75527

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998
                              --------------------------------------

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
                             (In millions of dollars)

                                       Three Months Ended  Nine Months Ended
                                          September 30       September 30
                                       ------------------  ----------------
                                       1998      1997       1998     1997
                                       ----     -----       ----     ----
Revenues:
 Operating revenues                    $531      $609     $1,781   $1,995
 Joint ventures and other               (10)       15          3       30
                                       ----      ----      -----    -----
Total revenues                          521       624      1,784    2,025
                                       ----      ----      -----    -----
Expenses:
 Cost of gas distributed                150       227        608      733
 Operating expenses                     185       209        665      679
 Depreciation and amortization           65        64        193      192
 Franchise fees and other taxes          21        23         76       73
 Preferred dividends of subsidiaries      -         2          1        5
                                       ----      ----      -----    -----
Total operating expenses                421       525      1,543    1,682
                                       ----      ----      -----    -----
Income Before Interest
 and Income Taxes                       100        99        241      343
Interest                                 22        27         57       78
                                       ----      ----      -----    -----
Income Before Income Taxes               78        72        184      265
Income Taxes                             33        35         87      121
                                       ----      ----      -----    -----
Net Income                               45        37         97      144
Dividends on Preferred Stock              1         1          3        3
                                       ----      ----      -----    -----
Earnings Applicable to
 Common Stock                           $44       $36        $94     $141
                                       ====      ====      =====    =====

See notes to consolidated financial statements.




                  PACIFIC ENTERPRISES AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                                ASSETS
                        (In millions of dollars)

                                        September 30  December 31
                                            1998         1997
                                         (Unaudited)
                                         -----------  -----------
Current assets:
  Cash and cash equivalents                $  24        $  153
  Accounts and notes receivable              416           530
  Income taxes receivable                     46             3
  Regulatory balancing accounts - net          1           355
  Deferred income taxes                       67             -
  Inventories                                 84            41
  Prepaid expenses                            12            21
                                           -----         -----
      Total current assets                   650         1,103
                                           -----         -----

Property, plant and equipment              6,157         6,097
  Less accumulated depreciation and
    amortization                           3,130         2,943
                                          ------        ------
      Total property, plant and
        equipment - net                    3,027         3,154
                                          ------        ------
Investments and other assets:
  Regulatory assets                          390           394
  Other receivables                          160            62
  Investments                                134           191
  Other assets                                75            73
                                          ------        ------
      Total investments and
         other assets                        759           720
                                          ------        ------
      Total                               $4,436        $4,977
                                          ======        ======

See notes to consolidated financial statements.





                    PACIFIC ENTERPRISES AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDER'S EQUITY
                         (In millions of dollars)

                                           September 30  December 31
                                                1998        1997
                                            (Unaudited)
                                            -----------  -----------
Current liabilities:
  Short-term debt                             $   32       $ 354
  Long-term debt due within one year               -         148
  Accounts payable                               392         437
  Accrued interest                                51          52
  Deferred income taxes                            -           7
  Taxes payable                                   33          30
  Other                                           62          87
                                               -----      ------
      Total current liabilities                  570       1,115

  Long - term debt                             1,060         988
  Debt of Employee Stock Ownership Plan          130         130
                                               -----       -----
      Total long-term debt                     1,190       1,118
                                               -----      ------
Deferred credits and other liabilities:
  Customer advances for construction              29          34
  Post-retirement benefits other than pensions   197         217
  Deferred income taxes                          281         272
  Deferred investment tax credits                 59          61
  Other deferred credits                         384         413
  Other long-term liabilities                    219         183
                                               -----      ------
      Total deferred credits and
        other liabilities                      1,169       1,180
                                               -----      ------
Preferred Stock of Subsidiary                     20          95
                                               -----      ------
Shareholder's equity:
  Capital stock:
    Preferred                                     80          80
    Common                                     1,091       1,064
                                              ------      ------
      Total capital stock                      1,171       1,144
  Retained earnings                              362         372
  Deferred compensation relating to
    Employee Stock Ownership Plan                (46)        (47)
                                              ------      ------
      Total shareholder's equity               1,487       1,469
                                              ------      ------
          Total                               $4,436      $4,977
                                              ======      ======

See notes to consolidated financial statements.






                       PACIFIC ENTERPRISES AND SUBSIDIARIES
            CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS(Unaudited)
                           (In millions of dollars)
                                                     Nine Months Ended
                                                        September 30
                                                     -----------------
                                                      1998       1997
                                                     ------     ------


Cash Flows from Operating Activities:
  Net Income                                         $   97     $  144
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                     193        192
      Deferred income taxes                              (1)       (11)
      Other                                              (1)         4
      Net change in working capital                     278          1
                                                     ------      -----
        Net cash provided by operating
          activities                                    566        330
                                                     ------      -----
Cash Flows from Financing Activities:
  Common dividends paid                                 (97)       (95)
  Preferred dividends paid                               (3)        (3)
  Payment on long-term debt                            (151)      (101)
  Increase(decrease)in short-term debt                 (322)        19
  Issuance of long-term debt                             75          -
  Sale of common stock                                   27         11
  Redemption of preferred stock of a subsidiary         (75)       (42)
                                                     ------      ------
        Net cash used in financing activities          (546)      (211)
                                                     ------      ------
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                          (108)      (126)
  (Increase)decrease in other investments               (65)        31
  (Increase) in other receivables
     regulatory assets and other assets                  24         (1)
                                                     ------      -----
         Net cash used in investing activities         (149)       (96)
                                                     ------      -----
Increase (Decrease) in Cash and Cash Equivalents       (129)        23
Cash and Cash Equivalents, beginning of period          153        256
                                                     ------     ------
Cash and Cash Equivalents, end of period             $   24     $  279
                                                     ======     ======
Supplemental Disclosure of Cash Flow Information:
      Income tax payments, net of refunds            $   (2)    $   76
                                                     ======     ======
      Interest payments, net of amount capitalized   $   58     $   87
                                                     ======     ======
Supplemental Schedule of Noncash Activities:
      Dividend of property to Sempra Energy          $   23     $    -
                                                     ======     ======
      Dividend of subsidiaries to Sempra Energy      $  254     $    -
                                                     ======     ======


See notes to consolidated financial statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises
(PE), the parent company of Southern California Gas Company (SoCalGas) and a subsidiary of Sempra Energy. The financial statements herein are the consolidated financial statements of PE and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. This Quarterly Report should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, which includes the consolidated financial statements and notes thereto, and the annual "Management's Discussion & Analysis of Financial Condition and Results of Operations," its Quarterly Reports on Form 10-Q for the three months ended March 31, 1998 and for the three months ended June 30, 1998, and the Current Report on Form 8-K filed by Sempra Energy (Commission no. 1-14201) with the Securities and Exchange Commission on June 30, 1998 in connection with the completion of the business combination of Pacific Enterprises and Enova Corporation.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in classification have been made to prior presentations to conform to the current financial statement presentation.

In conformity with generally accepted accounting principles, SoCalGas's accounting policies reflect the financial effects of rate regulation authorized by the California Public Utilities Commission (CPUC). SoCalGas applies the provisions of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement requires cost-based rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. SoCalGas continues to meet the criteria of SFAS 71 in accounting for its regulated operations.

2.  BUSINESS COMBINATION

On June 26, 1998 (pursuant to an October 1996 agreement) Enova and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Current Report on Form 8-K filed with the Securities and Exchange Commission by Sempra Energy on June 30, 1998.

Expenses incurred in connection with the business combination are $33 million, after tax, and $9 million, after tax, for the nine-month periods ended September 30, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

In conjunction with the business combination, on September 30, 1998 Enova's and PE's ownership interests in certain non-utility subsidiaries were transferred to Sempra Energy at book value.

3.  MATERIAL CONTINGENCIES

GAS INDUSTRY RESTRUCTURING

The gas industry experienced an initial phase of restructuring during the 1980s by deregulating gas sales to noncore customers. On January 21, 1998 the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural-gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural-gas consumers.

On August 25, 1998 the Governor of California signed into law a bill prohibiting the CPUC from enacting any gas industry restructuring decision for core customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC will hold hearings throughout the state and intends to give the California Legislature a draft ruling before adopting a final market structure policy no earlier than January 1, 2000. SDG&E and SoCalGas will actively participate in this effort.

QUASI-REORGANIZATION

During 1993, PE completed a strategic plan to refocus on its natural-gas utility and related businesses. The strategy included the divestiture of the Company's merchandising operations and all of its oil and gas exploration and production business.

In connection with the divestitures, PE effected a quasi-reorganization for financial-reporting purposes, effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions previously established for these matters are adequate.

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997 was equal to net income.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 1997 Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimates", "believes", "expects", "anticipates", "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.

BUSINESS COMBINATION

See Note 2 of the notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Utility operations continue to be a major source of liquidity. In addition, financing needs are met primarily through issuances of short-term and long-term debt. These capital resources are expected to remain available. Cash requirements include utility capital expenditures, and repayments and retirements of long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at September 30, 1998 are available for investment in new energy-related domestic and international projects, the retirement of debt, and other corporate purposes.

OPERATING ACTIVITIES

Cash flows from operations increased primarily due to gas costs' being lower than amounts collected in rates (resulting in a decrease in previously undercollected regulatory balancing accounts) and an increase in gas volumes sold.

INVESTING ACTIVITIES

Expenditures for property, plant and equipment are estimated to be $200 million for the full year 1998 and will be financed primarily by internally generated funds and largely will represent investment in utility operations. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

FINANCING ACTIVITIES

Net cash used in financing activities increased due to greater long-term and short-term debt repayments of $151 million and $322 million, respectively, and the repurchase of SoCalGas' Preferred Stock, partially offset by the repurchase of common stock in 1997. On February 2, 1998, SoCalGas redeemed all outstanding shares of 7 3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

RESULTS OF OPERATIONS

Consolidated earnings consist primarily of the results from SoCalGas. SoCalGas' net income for the nine-month period ended September 30, 1998 decreased primarily due to the lower base margin established in the Performance Based Regulation (PBR) decision which became effective on August 1, 1997 (see below) and the business combination costs discussed in Note 2 of the notes to consolidated financial statements. Also contributing to lower net income were operating losses at two joint ventures with Enova:
Sempra Energy Solutions and Sempra Energy Trading.



UTILITY OPERATIONS

The table below compares SoCalGas' throughput and revenues by customer class for the nine-month periods ended September 30, 1998 and 1997.

                                               Transportation
                             Gas Sales          and Exchanges            Total
                         -------------------  -------------------  -------------------
                         Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
                      (Throughput in billion cubic feet, revenue in millions of dollars)
                         -------------------  -------------------  -------------------
Nine Months Ended
September 30, 1998:
Residential                  189     $1,434         2     $  9         191     $1,443
Commercial and industrial     58        342       232      196         290        538
Utility electric
  generation                                      120       58         120         58
Wholesale and exchange                            119       48         119         48
                         -------------------  -------------------  -------------------
Total in rates               247     $1,776       473     $311         720      2,087
Balancing accounts and other                                                     (325)
                                                                               -------
Total operating revenues                                                       $1,762
                                                                               =======

Nine Months Ended
September 30, 1997:
Residential                  164     $1,160         2     $  8         166     $1,168
Commercial and industrial     60        369       227      191         287        560
Utility electric
  generation                                      128       61         128         61
Wholesale and exchange                            107       49         107         49
                          ------------------  -------------------  -------------------
Total in rates               224     $1,529       464     $309         688      1,838
Balancing accounts and other                                                       63
                                                                               -------
Total operating revenues                                                       $1,901
                                                                               =======

The decrease in year-to-date operating revenues is primarily due to the margin reduction established in PBR and lower prices for gas.
The increase in total throughput was primarily due to colder weather in 1998 compared to 1997.

The decrease in the cost of natural gas is primarily due to a decrease in the average cost of natural gas purchased for the nine-month period ended September 30, 1998, compared to the corresponding period of 1997. Under the current regulatory framework, changes in revenue resulting from core market changes in volumes and cost of natural gas do not affect net income.

YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating "embedded processors". To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs have now been consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy has established a central Year 2000 Program Office which reports to the Company's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy is identifying all IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company is currently evaluating its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing and Year 2000 readiness. The Company is prioritizing so that critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule and the company estimates that all critical systems will be Year 2000 Ready by June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Critical IT and non-IT applications have been inventoried and assessed for Year 2000 Readiness, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 58 percent of the systems currently Year 2000 Ready and are expected to be 100 percent by June 30, 1999. Inventory, assessment and testing activities for embedded systems are well underway with approximately 38 percent of the systems currently Year 2000 Ready. Inventory and assessment for all Company systems are in progress and expected to be completed by December 31, 1998.

Sempra Energy's current schedule for Year 2000 testing, readiness and development of contingency plans is subject to change depending upon the remediation and testing phases of the Company's compliance effort and upon developments that may arise as the Company continues to assess its computer-based systems and operations. In addition, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $33 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.




The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the reasonably likely worst case scenario is for small, localized interruptions of natural gas or electrical service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

To assist in preparing for and mitigating these possible scenarios, Sempra Energy is a member of several industry-wide efforts established to deal with Year 2000 problems affecting embedded systems and equipment used by the nation's natural gas and electric power companies. Under these efforts, participating utilities are working together to assess specific vendors' system problems and to test plans. These assessments will be shared by the industry as a whole to facilitate Year 2000 problem solving.

A portion of this risk is due to the various Year 2000 Ready schedules of critical third party suppliers and customers. The Company is in the process of contacting its critical suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and non-IT systems.

The Company's Contingency Plans

Sempra Energy's contingency plans for Year-2000-related interruptions are being incorporated in the Company's existing overall emergency preparedness plans. To the extent appropriate, such plans will include emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing inventory levels. The Company expects these contingency plans to be completed by the end of the second quarter in 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been encouraging utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where the company already has a highly developed infrastructure.

SoCalGas' PBR is in effect for five years; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective August 1, 1999.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1998, SoCalGas is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 1997.

Biennial Cost Allocation Proceeding (BCAP)

In October 1998 SoCalGas filed its 1999 BCAP application requesting that new rates become effective August 1, 1999 and remain in effect through December 31, 2002. The application seeks an overall decrease in gas rate revenues of $204 million.

Gas Cost Incentive Mechanism (GCIM)

Under the GCIM, SoCalGas can recover all costs within a "tolerance band" above a benchmark price and refunds all savings within the tolerance band below the benchmark price. Costs or savings outside the tolerance band are shared equally between customers and shareholders.

SoCalGas' natural-gas costs were below the specified GCIM benchmark for the annual period ended March 1997. In June 1997 SoCalGas filed a motion with the CPUC requesting a reward for shareholders under the procurement portion of the incentive mechanism. A reward of $11 million was approved by the CPUC in June 1998 and is included in income for the nine-month period ended September 30, 1998.

The CPUC has approved the use of natural-gas futures for managing risks associated with the GCIM. SoCalGas enters into natural-gas futures contracts in the open market on a limited basis to mitigate risk and better manage natural-gas costs.

OTHER OPERATIONS

Sempra Energy Solutions (Solutions), formed in 1997 and owned equally by PE and Enova, incorporates several existing unregulated businesses from each of PE and Enova. It is pursuing a variety of opportunities, including buying and selling natural gas for large users, integrated energy-management services targeted at large governmental and commercial facilities, and consumer market products and services such as earthquake shutoff valves. CES/Way International, Inc. (CES/Way) acquired by Solutions in January 1998, provides energy-efficiency services including energy audits, engineering design, project management, construction, financing and contract maintenance.

Solutions' net losses for the nine-month periods ended September 30, 1998 and 1997 are $31 million and $3 million, respectively. Solutions' net losses for the three-month periods ended September 30, 1998 and 1997 are $4 million and $3 million, respectively. The increases are primarily due to the write off of a portion of CES/Way's acquisition costs (due to the death of CES/Way's former principal), and other start-up costs.

Sempra Energy Trading Corp., a leading natural-gas and power marketing firm headquartered in Greenwich, Connecticut, which was jointly acquired by PE and Enova on December 31, 1997, recorded net losses of $11 million and $2 million for the nine-month and three-month periods ended September 30, 1998, respectively. The losses were primarily due to the amortization of costs associated with the acquisition.

In March 1998, PE increased its existing investment in two Argentine natural-gas utility holding companies (Sodigas Pampeana S.A and Sodigas Sur S.A.) by purchasing an additional 9-percent interest for $40 million. With this purchase, PE's interest in the holding companies was increased to 21.5 percent. The net loss for PE's international operations was $2 million for the nine-month period ended September 30, 1998.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the nine months ended
            September 30, 1998.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K filed on June 30, 1998 announced the completion of the business combination between Enova
      Corporation and Pacific Enterprises, and the related changes in control.








SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACIFIC ENTERPRISES
                                       -------------------
                                           (Registrant)






Date: October 30, 1998          By:  /s/ F. H. Ault
                                    ----------------------------

                                          F. H. Ault
                                   Vice President and Controller