Form 10-K
period 1998-12-31
PACIFIC ENTERPRISES INC
filed 1999-03-31
CIK 75527

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the fiscal year ended    December 31, 1998
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
------   -------
                        PACIFIC ENTERPRISES
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

CALIFORNIA                      1-40                94-0743670
-------------------------------------------------------------------
(State of incorporation        (Commission         (I.R.S. Employer
or organization)               File Number)      Identification No.

555 WEST FIFTH STREET, LOS ANGELES, CALIFORNIA               90013
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (213)244-1200
                                                     --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of each exchange
Title of each class                             on which registered
-------------------                           ---------------------
Preferred Stock:                            American and Pacific
      $4.75 dividend
      $4.50 dividend
      $4.40 dividend
      $4.36 dividend

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                         Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 67.  Glossary on page 70.

Aggregate market value of the voting preferred stock held by non-affiliates of the registrant as of March 26, 1999 was $67.6 million.

Registrant's common stock outstanding as of March 26, 1999 was wholly owned by Sempra Energy.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Information Statement prepared for the May 1999 annual meeting of shareholders are incorporated by reference into
Part III.


                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 11
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 11
Item 4.  Submission of Matters to a Vote of Security Holders. . 12
         Executive Officers of the Registrant . . . . . . . . . 12

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . 12
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . 13
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . 13
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . 29
Item 8.  Financial Statements and Supplementary Data. . . . . . 30
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 61

PART III
Item 10. Directors and Executive Officers of the Registrant . . 61
Item 11. Executive Compensation . . . . . . . . . . . . . . . . 61
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . . 62
Item 13. Certain Relationships and Related Transactions . . . . 62

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . 62

Independent Auditors' Consent and Report on Schedule. . . . . . 63

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 66

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 67

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . 70



This report includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimates," "believes," "expects," "anticipates," "plans" and "intends," variations of such words, and similar expressions, are intended to identify forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those anticipated.

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments, technological developments, capital market conditions, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, the pace of deregulation of retail natural gas and electricity industries, the timing and success of business development efforts, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to carefully review and consider the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

                             PART I

ITEM 1. BUSINESS

Description of Business
Pacific Enterprises (PE or the Company) is an energy services company whose principal subsidiary is Southern California Gas Company (SoCalGas), the nation's largest natural gas distribution utility. Effective June 26, 1998, PE and Enova Corporation (Enova) combined to form Sempra Energy, a California-based Fortune 500 energy-services company (PE/Enova Business Combination). San Diego Gas & Electric Company (SDG&E), an operating public utility which provides electric and natural gas service to San Diego County and southern Orange County, is the principal subsidiary of Enova. Further discussion of PE and the PE/Enova Business Combination are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 of the "Notes to Consolidated Financial Statements," herein.

GOVERNMENT REGULATION

PE's principal subsidiary, SoCalGas, is regulated by local, state and federal agencies, as described below. Regulation of PE's other subsidiaries is insignificant.

Local Regulation
SoCalGas has gas franchises with the 236 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2003 to 2041.

State Regulation
The California Public Utilities Commission (CPUC) regulates SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

Federal Regulation
The Federal Energy Regulatory Commission (FERC) regulates the interstate sale and transportation of natural gas, the uniform systems of accounts and rates of depreciation.

Licenses and Permits
SoCalGas obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas.
They require periodic renewal, which results in continuing regulation by the granting agency.

Other regulatory matters are described throughout this report.

SOURCES OF REVENUE

(In Millions of Dollars)                1998       1997       1996
-------------------------------------------------------------------
Operating Revenue by type of customer:

  Gas Sales, Transportation & Exchange-
       Residential                    $ 1,987    $ 1,736    $ 1,613
       Commercial/Industrial              727        757        709
       Utility Electric Generation         66         76         70
       Wholesale                           66         67         70
                                    ---------  ---------  ----------
                                        2,846      2,636      2,462
       Balancing and Other               (419)         5        (40)
                                    ---------  ---------  ----------
         Total Gas Revenues             2,427      2,641      2,422

  Other Operating Revenues                 45         97        141
                                    ---------  ---------  ----------
                                      $ 2,472    $ 2,738    $ 2,563
                                    =========  =========  ==========

Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 14 of the "Notes to Consolidated Financial Statements" herein.

NATURAL GAS OPERATIONS

UTILITY SERVICES
SoCalGas distributes natural gas throughout a 23,000 square-mile service territory with a population of approximately 17.6 million people. Its service territory includes most of southern California and part of central California.

SoCalGas offers two basic services, sale of natural gas and transportation of natural gas, through two business units. One business unit focuses on core distribution customers and the other on large volume gas transportation customers. Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, affiliated company SDG&E and Southwest Gas
Corporation.

Supplies of Natural Gas
SoCalGas buys natural gas under several short-term and long-term contracts. Short-term purchases are based on monthly-spot-market prices. SoCalGas has pipeline capacity contracts with pipeline companies that expire at various dates through 2006.

Most of the natural gas purchased and delivered by SoCalGas is produced outside of California. These supplies are delivered to SoCalGas' intrastate transmission system by interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Natural Gas Company. These interstate companies provide transportation services for supplies purchased from other sources by SoCalGas or its transportation customers. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC. Existing pipeline capacity into California exceeds current demand by over 1 billion cubic feet (bcf) per day. The implications of this excess are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. The following table shows the sources of natural gas deliveries from 1994 through 1998.


                                                                Year Ended December 31
                                          -------------------------------------------------------------------
                                            1998           1997          1996           1995           1994
-------------------------------------------------------------------------------------------------------------
Gas Purchases (billions of cubic feet)
 Market                                      270            229           226            206            247
 Affiliates                                  101             95            96             99            101
California Producers &
  Federal Offshore                             3              5            12             29             36
                                           -------        -------       -------        -------        -------
    Total Gas Purchases                      374            329           334            334            384

Customer-Owned and Exchange Receipts
 Affiliate                                   116            100            96             89             93
 Other                                       521            514           422            531            565

Storage Withdrawal
   (Injection) - Net                         (28)            (3)           42            (13)            (9)

Company Use and
  Unaccounted For                            (21)           (10)          (10)            (4)           (13)
                                          -------        -------       -------        -------        -------
    Net Deliveries                           962            930           884            937          1,020
                                          =======        =======       =======        =======        =======
Cost of Gas Purchased(millions of dollars)
 Commodity Costs                           $ 774         $  849         $ 627          $ 478         $  644

 Fixed Charges*                              174            250           276            264            368
                                          -------        -------       -------        -------        -------
    Total Gas Purchases                    $ 948         $1,099         $ 903          $ 742         $1,012
                                          =======        =======       =======        =======        =======
Average Cost of Gas Purchased
  (dollars per thousand cubic feet)**      $2.07         $ 2.58         $1.88          $1.42         $ 1.68
                                          =======        =======       =======        =======        =======

 * Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas.

**  The average commodity cost of natural gas purchased excludes fixed charges.

Market sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts ranging from one month to ten years based on spot prices) accounted for 72 percent of total natural gas volumes purchased by SoCalGas during 1998, as compared with 70 percent and 68 percent during 1997 and 1996, respectively. These supplies were generally purchased at prices significantly below those of long-term sources of supply.

During 1998, SoCalGas delivered 962 bcf of natural gas through its system. Approximately 66 percent of these deliveries were customer-owned natural gas for which SoCalGas provided transportation services. The balance of natural gas deliveries was gas purchased by SoCalGas and resold to customers. SoCalGas estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. There are approximately 4.8 million core customers (4.6 million residential and 200,000 small commercial and industrial). Noncore customers consist primarily of utility electric generation (UEG), wholesale, and large commercial and industrial customers, and total approximately 1,600.

Most core customers purchase natural gas directly from SoCalGas. Core aggregate transportation customers are permitted to aggregate their natural gas requirement and, up to a CPUC-imposed limit of 10 percent of SoCalGas' core market, to purchase natural gas directly from brokers or producers. SoCalGas continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. However, the only natural gas supplies that SoCalGas may offer for sale to noncore customers are the same supplies that it purchases for its core customers.

Noncore customers have the option of purchasing natural gas either from SoCalGas or from other sources, such as brokers or producers, for delivery through SoCalGas' transmission and distribution system. Most noncore customers procure their own natural gas supply.

For 1998, approximately 87 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 13 percent allocated to the noncore customers.

Although revenue from transportation throughput is less than for natural gas sales, SoCalGas generally earns the same margin whether SoCalGas buys the gas and sells it to the customer or transports natural gas already owned by the customer.

SoCalGas also provides natural gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store natural gas on an "as available" basis, usually during the summer to reduce winter purchases when natural gas costs are generally higher. As of December 31, 1998, SoCalGas stored approximately 26 bcf of customer-owned gas.


Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in the natural gas markets is largely dependent upon the health and expansion of the southern California economy. SoCalGas added approximately 46,000 new meters in 1998. This represents a growth rate of approximately
0.9 percent. SoCalGas expects its growth for 1999 will continue at about the 1998 level.

During 1998, 97 percent of residential energy customers in SoCalGas' service area used natural gas for water heating, 94 percent for space heating, 78 percent for cooking and 72 percent for clothes drying.

Demand for natural gas by noncore customers is very sensitive to the price of alternative competitive fuels. Although the number of noncore customers in 1998 was only 1,600, it accounted for 13 percent of the authorized natural gas revenues and 62 percent of total natural gas volumes. External factors such as weather, electric deregulation, the increased use of hydro-electric power, competing pipeline bypass and general economic conditions can result in significant shifts in this market. Natural gas demand for big UEG customers is also greatly affected by the price and availability of electric power generated in other areas and purchased by SoCalGas' UEG customers. Natural gas demand in 1998 for UEG customer use decreased as a result of decreased demand for electricity. UEG customer demand increased in 1997 as a result of higher demand for electricity and less availability of hydro-electricity.

As a result of electric industry restructuring, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Effective March 31, 1998, California consumers were given the option of selecting their electric energy provider from a variety of local and out-of-state producers. Although the electric industry restructuring has no direct impact on SoCalGas' natural gas operations, future volumes of natural gas transported for UEG customers may be adversely affected to the extent that regulatory changes divert electricity from its service area.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and in Notes 12 and 13 of the "Notes to Consolidated
Financial Statements" herein.

RATES AND REGULATION

SoCalGas is regulated by the CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms. Two of the five commissioner positions are currently vacant. It is the responsibility of the CPUC to determine that utilities operate within the best interests of their customers. The regulatory structure is complex and has a substantial impact on SoCalGas' profitability. The natural gas industry is currently undergoing transitions to competition (see below).

Natural Gas Industry Restructuring
The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In January 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural gas customers. Additional information on natural gas industry restructuring is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the "Notes to Consolidated Financial Statements" herein.

Balancing Accounts
In general, earnings fluctuations from changes in the costs of natural gas and consumption levels for the majority of natural gas are eliminated by balancing accounts authorized by the CPUC. Additional information on balancing accounts is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of the "Notes to Consolidated Financial Statements" herein.

Performance-Based Regulation (PBR)
To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SoCalGas. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure. Additional information on PBR is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 13 of the "Notes to Consolidated Financial Statements" herein.

Biennial Cost Allocation Proceeding (BCAP)
Rates to recover the changes in natural gas fuel costs and changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in core customer demand from estimates previously used in establishing core customer rates. The mechanism substantially eliminates the effect on core income of variances in core market demand and natural gas costs subject to the limitations of the Gas Cost Incentive Mechanism (GCIM) discussed below. The BCAP will continue under PBR. Additional information on the BCAP is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the "Notes to Consolidated Financial Statements" herein.

Gas Cost Incentive Mechanism (GCIM)
The GCIM is a process SoCalGas uses to evaluate its natural gas purchases, substantially replacing the previous process of reasonableness reviews. Additional information on the GCIM is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the "Notes to Consolidated Financial Statements" herein.

Affiliate Transactions
In December 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California investor-owned utilities conduct business with their affiliates. The objective of these rules is to ensure that the utilities' energy affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities. Additional information on affiliate transactions is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the "Notes to Consolidated Financial Statements" herein.

Cost of Capital
Under PBR, annual Cost of Capital proceedings have been replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1999, SoCalGas is authorized to earn a rate of return on rate base of 9.49 percent and a rate of return on common equity of 11.6 percent, the same as in 1998, unless interest-rate changes are large enough to trigger an automatic adjustment. Additional information on the utilities' cost of capital is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the "Notes to Consolidated Financial Statements" herein.

ENVIRONMENTAL MATTERS

Discussions about environmental issues, including hazardous substances, are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. The following should be read in conjunction with those discussions.

Hazardous Substances
The utility lawfully disposed of wastes at facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, redevelopment agencies are authorized to require landowners to cleanup property within their jurisdiction or, where the landowner or operator of such a facility fails to complete any corrective action required, applicable environmental laws may impose an obligation to undertake corrective actions on the utilities and others who disposed of hazardous wastes at the facility.

SoCalGas has been named as a potential responsible party (PRP) for two landfill sites and two industrial waste disposal sites, as described below.

The Casmalia former waste disposal site operated as a Class I waste disposal site which was composed of 6 landfills, 58 surface impoundments, 11 disposal wells, 7 disposal trenches, 2 treatment systems and one former pre-Resource Conservation and Recovery Act drum burial area. The utility has estimated the costs of remediation at Casmalia to be $1.1 million. In 1998, SoCalGas completed work efforts of $225,000. Remedial actions and negotiations with other PRPs and the United States Environmental Protection Agency (EPA) have been continuing since March 1993. SoCalGas is currently negotiating a final remedy with the EPA for Operating Industries, Inc. (OII), a former landfill for both household and industrial wastes. The total costs for remediation of OII are estimated at $3 million, of which $.06 million was completed during 1998. Remedial actions and negotiations have been in progress since June 1986.

In the early 1990s, SoCalGas was notified of hazards at two former industrial waste treatment facilities, Industrial Waste Processing (Industrial) and Cal Compact (Compact), where SoCalGas had disposed of wastes. A feasibility study and remedial investigation have been submitted and accepted by the EPA for Industrial. The total cost estimate for remediation of Industrial is $300,000, of which $4,000 of remedial action was completed in 1998. The nature and extent for remediation of the Compact site indicates an estimated cost of $120,000. During 1998, the utility completed remedial efforts of this site at a cost of $50,000 and is involved in ongoing negotiations with the California Department of Toxic Substances Control.

At December 31, 1998, the utility's estimated remaining investigation and remediation liability related to hazardous waste sites not detailed above was $68 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. SoCalGas believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's consolidated results of operations or financial position.

Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability.

OTHER

Year 2000
A discussion of the Company's plans to prepare its computer systems and applications for the year 2000 and beyond is included in "Management's Discussion and Analysis of Financial Condition and
Results of Operations" herein.

Research, Development and Demonstration (RD&D)
The SoCalGas RD&D portfolio is focused in five major areas:
Operations, Utilization Systems, Power Generation, Public Interest and Transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety and reduced environmental mitigation and other utility operating costs. The CPUC has authorized SoCalGas to recover its operating cost associated with RD&D. An annual average of $7.7 million has been spent for the last three years.

Employees of Registrant
As of December 31, 1998, SoCalGas had 6,148 employees, compared to 6,615 at December 31, 1997. This decrease is related to synergies resulting from the PE/Enova Business Combination and the shifting of certain functions to Sempra Energy. Subsequent to the business combination, PE employees were shifted to Sempra Energy and operating units, and PE now has no direct employees.

Field, technical and most clerical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement on wages, hours and working conditions remains in effect through March 31, 2000.

Foreign Operations
A discussion of PE's foreign operations is included in "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and in Note 3 of the "Notes to Consolidated Financial Statements" herein.

ITEM 2. PROPERTIES

Natural Gas Properties
At December 31, 1998, SoCalGas owned 2,857 miles of transmission and storage pipeline, 44,097 miles of distribution pipeline and 43,825 miles of service piping. It also owned 10 transmission compressor stations and 6 underground storage reservoirs (with a combined working storage capacity of approximately 116 Bcf).

Other Properties
Southern California Gas Tower, a wholly owned subsidiary of SoCalGas, has a 15-percent limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas leases approximately half of the building through the year 2011. The lease has six separate five-year renewal options.

PE and its subsidiaries own or lease other offices, operating and maintenance centers, shops, service facilities, and certain equipment necessary in the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters referred to in the financial statements in
Item 8 or referred to elsewhere in this Annual Report, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 4. EXECUTIVE OFFICERS OF THE REGISTRANT

Name                        Age*    Positions
-------------------------------------------------------------------
Richard D. Farman            63     Chairman and Chief Executive
                                    Officer

Stephen L. Baum              57     President and Chief Operating
                                    Officer

John R. Light                57     Executive Vice President and
                                    General Counsel

Neal E. Schmale              51     Executive Vice President and
                                    Chief Financial Officer

Frank H. Ault                54     Vice President and Controller

Charles A. McMonagle         48     Vice President and Treasurer

Thomas C. Sanger             55     Corporate Secretary

*  As of December 31, 1998.

Each Executive Officer has been an officer of Sempra Energy or one of its subsidiaries for more than five years, with the exception of Mssrs. Light and Schmale. Prior to joining the Company in 1998, Mr. Light was a partner in the law firm of Latham & Watkins. Prior to joining the Company in 1997, Mr. Schmale was Chief Financial Officer of Unocal Corporation.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

As a result of the formation of Sempra Energy (see Note 1 of "Notes to Consolidated Financial Statements" herein), all of the issued and outstanding common stock of PE is owned by Sempra Energy. The information required by Item 5 concerning dividends declared is included in the "Statements of Consolidated Changes in Shareholders' Equity" set forth in Item 8 of this Annual Report herein.

Dividend Restrictions
At December 31, 1998, $103 million of PE's retained earnings was available for future dividends, due to the CPUC's regulation of SoCalGas' capital structure.


ITEM 6. SELECTED FINANCIAL DATA


(Dollars in millions)
                                      At December 31, or for the years then ended
                                    ------------------------------------------------
                                       1998      1997      1996      1995      1994
                                    --------   -------   -------   -------   -------
Income Statement Data:
   Revenues and Other Income          $2,472    $2,777    $2,588    $2,377    $2,702
   Operating Income                   $  341    $  438    $  451    $  422    $  439
   Earnings Applicable to
     Common Shares                    $  143    $  180    $  196    $  175    $  160

Balance Sheet Data:
   Total Assets                       $4,598    $4,977    $5,186    $5,259    $5,445
   Long-Term Debt                     $  985    $1,118    $1,225    $1,371    $1,550
   Short-Term Debt (a)                $  249    $  502    $  411    $  334    $  406
   Shareholders' Equity               $1,547    $1,469    $1,440    $1,483    $1,428


(a) Includes bank and other notes payable, commercial paper borrowings and long-term debt due within one year.

Since Pacific Enterprises is a wholly owned subsidiary of Sempra Energy, per share data has been omitted.

This data should be read in conjunction with the Consolidated Financial Statements and notes to Consolidated Financial Statements contained herein.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section includes management's analysis of operating results from 1996 through 1998, and is intended to provide additional information about the capital resources, liquidity and financial performance of Pacific Enterprises (PE or the Company). This section also focuses on the major factors expected to influence future operating results and discusses investment and financing plans. It should be read in conjunction with the Consolidated Financial Statements.
     PE is a California-based utility holding company whose principal subsidiary is Southern California Gas Company (SoCalGas), the nation's largest natural gas distribution utility, serving 4.8 million meters throughout most of southern California and part of central California. SoCalGas delivers natural gas and related services to residential and small commercial and industrial customers and stores and transports natural gas for utility electric generation and wholesale customers. The company, jointly with Enova Corporation (Enova), the parent corporation of San Diego Gas & Electric, owns and operates Sempra Energy Solutions (Solutions) and Sempra Energy Trading. Sempra Energy Solutions is engaged in the buying and selling of natural gas for large users, integrated energy management services targeted at large governmental and commercial facilities, and consumer-market products and services. Sempra Energy Trading is engaged in the wholesale trading and marketing of natural gas, power and petroleum. Through other subsidiaries the Company owns and operates interstate and offshore natural gas pipelines and centralized heating and cooling for large building complexes, and is involved in domestic and international energy-utility operations, and other energy-related products and services.
    In January 1998, the Company and Enova jointly acquired CES/Way International, Inc., through the jointly owned Solutions. CES/Way provides energy-efficiency services including energy audits, engineering design, project management, construction, financing and contract maintenance.

Business Combination
Sempra Energy was formed to serve as a holding company for the Company and Enova in connection with a business combination that became effective on June 26, 1998 (the PE/Enova Business Combination). Expenses incurred by the Company in connection with the business combination are $35 million, aftertax, and $9 million, aftertax, for the years ended December 31, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.
    In connection with the PE/Enova Business Combination, the holders of common stock of the Company and Enova each became holders of Sempra Energy common stock. PE's common shareholders received 1.5038 shares of Sempra Energy's common stock for each share of PE common stock, and Enova's common shareholders received one share of Sempra Energy's common stock for each share of Enova common stock. The preferred stock of the Company and of SoCalGas remained outstanding. The combination was approved by the shareholders of both companies on March 11, 1997 and was a tax-free transaction.
    In conjunction with the PE/Enova Business Combination, on September 30, 1998 PE's ownership interests in certain non-utility subsidiaries were dividended to Sempra Energy at book value.

Capital Resources and Liquidity
The Company's working capital requirements are met through cash from operations and the issuance of short-term and long-term debt. Cash requirements primarily include capital investments in the utility operations. Nonutility cash requirements include investments in Sempra Energy Solutions, Sempra Energy Trading, CES/Way International, and other domestic and international ventures.
    Additional information on sources and uses of cash during the last three years is summarized in the following condensed statement of cash flows:


Sources and (Uses) of Cash
                                         Year Ended December 31,
(Dollars in millions)                   1998        1997      1996
-------------------------------------------------------------------
Operating activities                 $   598     $   350    $  608
                                 ----------------------------------
Investing activities:
  Capital expenditures                  (150)       (187)     (204)
  Acquisitions of companies              (45)       (138)      (62)
  Other                                    6          62       (20)
                                  ---------------------------------
      Total investing activities        (189)       (263)     (286)
                                 ----------------------------------
Financing activities:
  Long-term debt - net                   (75)       (125)      (97)
  Short-term debt - net                 (311)         92        29
  Issuance of common stock                27          17         8
  Repurchase of common stock              --         (48)      (24)
  Redemption of preferred stock          (75)         --      (210)
  Dividends on common and
     preferred stock                    (101)       (126)     (123)
                                 ----------------------------------
      Total financing activities        (535)       (190)     (417)
                                 ----------------------------------
Decrease in cash
  and cash equivalents                $ (126)    $  (103)   $  (95)
-------------------------------------------------------------------

Cash Flows from Operating Activities
The increase in cash flows from operating activities in 1998 was primarily due to lower working capital requirements for natural gas operations in 1998. This was caused by higher throughput compared to 1997 combined with natural gas costs that were lower than amounts being collected in rates, resulting in overcollected regulatory balancing accounts at year-end 1998. This increase was partially offset by expenses incurred in connection with the PE/Enova Business Combination.
     The decrease in cash flows from operating activities in 1997 was primarily due to greater working capital requirements for natural gas operations in 1997. This was caused by natural gas costs' being higher than amounts collected in rates, resulting in undercollected regulatory balancing accounts at year-end 1997.

Cash Flows from Investing Activities
Cash flows from investing activities primarily represent capital expenditures at SoCalGas and investments in new businesses.
    Capital expenditures were $37 million lower in 1998 primarily due to the shifting of certain functions to Sempra Energy following the PE/Enova Business Combination.
    Capital expenditures were $17 million lower in 1997 than in 1996 due to lower spending at SoCalGas primarily related to the customer information system's being completed in 1996, and other nonrecurring computer system expenditures in 1996. The decrease was partially offset by higher capital expenditures related to the purchase of a data processing facility and a plant expansion at a non-utility subsidiary.
    Capital expenditures are estimated to be $180 million in 1999. They will be financed primarily by internally generated funds and will largely represent investment in utility operations.

Investments
In December 1997, the Company and Enova jointly acquired Sempra Energy Trading for $225 million. In July 1998, Sempra Energy Trading purchased Consolidated Natural Gas, a wholesale trading and commercial marketing operation, for $36 million to expand its eastern United States operations.
    In May 1997, Sempra Energy Solutions together with Conectiv Thermal Systems, Inc., formed two joint ventures to provide integrated energy management services to commercial and industrial customers. Specific projects of these joint ventures are described in Note 3 of the notes to Consolidated Financial Statements.
    As noted above, Sempra Energy Solutions acquired CES/Way International, Inc. (CES/Way) in January 1998.
    In March 1998, the Company increased its combined investment in two Argentine natural gas utility holding companies from 12.5 percent to 21.5 percent by purchasing an additional interest for $40 million.
    Fluctuations in the Company's level of investments in the next few years will depend primarily on the activities of its subsidiaries other than SoCalGas.

Cash Flows from Financing Activities

Long-Term Debt
In 1998, cash was used for the repayment of $100 million of first mortgage bonds and $47 million of Swiss Franc bonds partially offset by the issuance of $75 million of Medium-Term Notes. Short-term debt repayments included repayment of $94 million of debt issued to finance the Comprehensive Settlement (see Note 13 of the notes to Consolidated Financial Statements).
     In 1997 cash was used for the repayment of $96 million of debt issued to finance the Comprehensive Settlement and repayment of $125 million of first-mortgage bonds. This was partially offset by the issuance of $120 million in Medium-Term Notes and short-term borrowings used to finance working capital requirements at SoCalGas.

Stock Purchases and Redemption
The Company repurchased common stock of $48 million and $24 million in 1997 and 1996, respectively. The Company did not repurchase common stock in 1998. The repurchase program of the Company was suspended as a result of the PE/Enova Business Combination.
    On February 2, 1998, SoCalGas redeemed all outstanding shares of its 7 3/4% Series Preferred Stock at a cost of $25.09 per share, or $75.3 million including accrued dividends.

Dividends
Dividends paid on common and preferred stock amounted to $124 million, $126 million and $123 million in 1998, 1997 and 1996, respectively. During 1998, prior to the PE/Enova Business Combination, the Company declared and paid the first through third quarter dividends. The increase in 1997 was primarily due to an increase in the quarterly dividend rate in the second quarter of 1997, partially offset by a reduction in the number of shares outstanding.
    The payment of future dividends and the amount thereof is within the discretion of the board of directors.

Capitalization
The debt-to-capitalization ratio was 44 percent at year-end 1998, below the 51 percent ratio in 1997. The decrease was primarily due to the repayment of debt. The debt-to-capitalization ratio was 51 percent at year-end 1997, slightly below the 52 percent ratio in 1996.

Cash and Cash Equivalents
Cash and cash equivalents were $27 million at December 31, 1998. This cash is available for investment in energy-related domestic and international projects, the retirement of debt and other corporate purposes.
     The Company anticipates that cash required in 1999 for capital expenditures, dividends and debt payments will be provided by cash generated from operating activities and existing cash balances.
     In addition to cash from ongoing operations, the Company has multi-year credit agreements that permit term borrowing of up to $700 million, of which $43 million is outstanding at December 31, 1998. For further discussion, see Note 4 of the notes to Consolidated Financial Statements.

Results of Operations

1998 Compared to 1997
Net income for 1998 decreased to $147 million in 1998, compared to net income of $184 million in 1997.
     The decrease in net income is primarily due to costs associated with the PE/Enova Business Combination and a lower base margin established at SoCalGas in its Performance Based Regulation (PBR) decision which became effective on August 1, 1997 (see Note 13 of the notes to Consolidated Financial Statements). Expenses related to the business combination were $35 million and $9 million, aftertax, for 1998 and 1997, respectively.
     Also contributing to lower net income for 1998 were significant start-up costs at Sempra Energy Solutions (see discussion under "Other Operations" below.)

1997 Compared to 1996
Net income for 1997 decreased to $184 million compared to net income of $203 million in 1996.
     The decrease in net income is due primarily to costs associated with the PE/Enova Business Combination, favorable litigation settlements in 1996 and the absence of such in 1997, and start-up costs and increased operating expenses related to energy products and services offered by Sempra Energy Solutions. Partially offsetting the lower consolidated net income in 1997 was an increase in SoCalGas' net income in 1996 (see "SoCalGas Operations" for further discussion).

Utility Operations
To understand the operations and financial results of PE, it is important to understand the ratemaking procedures that SoCalGas follows.
    SoCalGas is regulated by the CPUC. It is the responsibility of the CPUC to determine that utilities operate in the best interests of their customers and have the opportunity to earn a reasonable return on investment. In response to utility-industry restructuring, in 1997 SoCalGas received approval from the CPUC for performance-based regulation (PBR).
    PBR replaced the general rate case (GRC) procedure and certain other regulatory proceedings through December 31, 2002. Under ratemaking procedures in effect prior to PBR, SoCalGas typically filed a GRC with the CPUC every three years. In a GRC, the CPUC establishes a base margin, which is the amount of revenue to be collected from customers to recover authorized operating expenses (other than the cost natural gas), depreciation, taxes and return on rate base.
    Under PBR, regulators allow income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure. See additional discussion of PBR in Note 13 of the notes to Consolidated Financial Statements.
    The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In January 1998, the CPUC initiated a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies.
    See additional discussion of natural gas industry restructuring in Note 13 of the notes to Consolidated Financial Statements.

1998 Compared to 1997
SoCalGas' net income for 1998 decreased to $159 million, compared to net income of $238 million in 1997. This decrease is primarily due to costs associated with the PE/Enova Business Combination and a lower base margin established at SoCalGas in its PBR decision, which became effective on August 1, 1997 (see Note 13 of the notes to Consolidated Financial Statements). The expense related to the PE/Enova Business Combination was $35 million, aftertax, for 1998.
     Utility natural gas revenues decreased 8 percent in 1998 primarily due to the lower gas margin established in SoCalGas' PBR proceeding, a decrease in the average cost of natural gas, and a decrease in sales to utility electric generation customers due to decreased demand for electricity. This decrease was partially offset by increased sales to residential customers due to colder weather in 1998.
     The Company's cost of natural gas distributed decreased 16 percent in 1998 largely due to a decrease in the average cost of natural gas purchased, partially offset by an increase in sales volume.
     Operating expenses increased 12 percent in 1998 primarily due to costs associated with the PE/Enova Business Combination.

1997 Compared to 1996
SoCalGas' net income for 1997 increased to $238 million, compared to net income of $201 million in 1996. This increase in net income is primarily due to increased throughput to utility electric generation customers and lower operation and maintenance expenses than amounts authorized in rates.
     Utility natural gas revenues increased 9 percent in 1997 primarily due to an increase in the average unit cost of natural gas which is recoverable in rates. To a lesser extent, the increase was due to increased throughput to utility electric generation customers due to increased demand for electricity.
     Utility cost of natural gas distributed increased 18 percent in 1997, largely due to an increase in the average cost of natural gas purchased and increases in sales volume.
     Operating expenses were relatively unchanged in 1997, because of the Company's continued emphasis on reducing costs and reduced costs in 1996 from favorable litigation settlements.

The table below summarizes the components of SoCalGas' volume and revenues by customer class for the years ended December 31, 1998, 1997 and 1996.


Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange      Total
                           ---------------------------------------------------------------
                           Throughput  Revenue   	Throughput  Revenue   Throughput  Revenue
                           ---------------------------------------------------------------
1998:
 Residential                     269   $1,976           3     $ 11          272   $1,987
 Commercial and Industrial        81      466         315      261          396      727
 Utility Electric Generation                          139       66          139       66
 Wholesale                                            155       66          155       66
                           ---------------------------------------------------------------
                                 350   $2,442         612     $404          962    2,846
 Balancing accounts and other                                                       (419)
                                                                                 --------
   Total Operating Revenues                                                       $2,427
------------------------------------------------------------------------------------------

1997:
 Residential                     237   $1,726           3     $ 10          240   $1,736
 Commercial and Industrial        80      502         314      255          394      757
 Utility Electric Generation                          158       76          158       76
 Wholesale                                            138       67          138       67
                           ---------------------------------------------------------------
                                 317   $2,228         613     $408          930    2,636
 Balancing accounts and other                                                          5
                                                                                 ---------
   Total Operating Revenues                                                       $2,641
------------------------------------------------------------------------------------------

1996:
 Residential                     233   $1,603           3     $ 10          236   $1,613
 Commercial and Industrial        82      473         297      236          379      709
 Utility Electric Generation                          139       70          139       70
 Wholesale                                            130       70          130       70
                           ---------------------------------------------------------------
                                 315   $2,076         569     $386          884    2,462
 Balancing accounts and other                                                        (40)
                                                                                 ---------
   Total Operating Revenues                                                       $2,422
------------------------------------------------------------------------------------------


Although the revenues from transportation throughput are less than for natural gas sales, the Company generally earns the same margin whether it buys the natural gas and sells it to the customer or transports natural gas already owned by the customer. Throughput, the total natural gas sales and transportation volumes moved through the Company's system, increased in 1998 compared to 1997, primarily because of higher residential sales due to colder weather in 1998.
The increase in throughput in 1997 compared to 1996, is primarily due to higher demand for electricity from gas-fired electric generation and less availability of hydro-electricity.


Factors Influencing Future Performance
Performance of the Company in the near future will depend primarily on the results of SoCalGas. Because of the ratemaking and regulatory process, electric and natural gas industry restructurings, and the changing energy marketplace, there are several factors that will influence future financial performance. These factors are summarized below.

KN Energy Acquisition. On February 22, 1999, Sempra Energy announced a definitive agreement to acquire KN Energy, Inc., subject to approval by the shareholders of both companies and by various regulatory agencies. See Note 15 of the notes to Consolidated
Financial Statements for additional information.

Performance Based Regulation. Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than relying solely on expanding utility rate base. See additional discussion in Note 13 of the notes to Consolidated
Financial Statements.

Regulatory Accounting Standards. SoCalGas has been accounting for the economic effects of regulation on all of its utility operations in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of
Regulation." Under SFAS No. 71, a regulated entity records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover the asset from customers.
Regulatory liabilities represent future reductions in revenues for amounts due to customers. See Notes 2 and 13 of the notes to Consolidated Financial Statements for additional information.

Affiliate Transactions. On December 16, 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California investor owned utilities (IOUs) conduct business with their affiliates. The objective of these rules, effective
January 1, 1998, is to ensure that the utilities' energy affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities.
     The CPUC excluded utility-to-utility transactions between SoCalGas and SDG&E from the affiliate-transaction rules in its decision approving the PE/Enova Business Combination. As a result, the affiliate-transaction rules will not substantially impact the Company's ability to achieve anticipated synergy savings. See Notes
1 and 13 of the notes to Consolidated Financial Statements for additional information.

Allowed Rate of Return. For 1998, SoCalGas was authorized to earn a rate of return on rate base of 9.49 percent and a rate of return on common equity of 11.6 percent, which is unchanged from 1997. See additional discussion in Note 13 of the notes to Consolidated
Financial Statements.

Management Control of Expenses and Investment. In the past, management has been able to control operating expenses and investments within the amounts authorized to be collected in rates.
     It is the intent of management to control operating expenses and investments within the amounts authorized to be collected in rates in the PBR decision. SoCalGas intends to make the efficiency improvements, changes in operations and cost reductions necessary to achieve this objective and earn its authorized rate of return.
However, in view of the earnings-sharing mechanism and other elements of the PBR, it is more difficult to achieve returns at least at or in excess of authorized returns at levels experienced in past years. See additional discussion of PBR in Note 13 of the notes to Consolidated Financial Statements.

Electric Industry Restructuring. As a result of electric industry restructuring, natural gas generated electricity within SoCalGas' service area competes with electric power generated throughout the western United States.
    The State of California in September 1996 enacted a law restructuring California's electric-utility industry (AB 1890).
Consumers have the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange
(PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The implementation of electric industry restructuring has no direct impact on the SoCalGas' operations. However, future volumes of natural gas transported for current utility electric generation customers may be adversely affected to the extent these regulatory changes divert electricity generated from the SoCalGas' service territory.

Gas Industry Restructuring. The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural gas consumers. On August 25, 1998 California enacted a law prohibiting the CPUC from enacting any natural gas industry-restructuring decision for core customers prior to January 1, 2000. The CPUC continues to study the issue.

Noncore Bypass. SoCalGas' throughput to enhanced oil recovery (EOR) customers in the Kern County area has decreased significantly since
1992 because of the bypass of SoCalGas' system by competing interstate pipelines. The decrease in revenues from EOR customers did not have a material impact on SoCalGas' earnings.
    Bypass of other markets also may occur, and SoCalGas is fully at risk for a reduction in non-EOR, noncore volumes due to bypass.
However, significant additional bypass would require construction of additional facilities by competing pipelines. SoCalGas is continuing to reduce its costs to maintain cost competitiveness in order to retain transportation customers.

Noncore Pricing. To respond to bypass, SoCalGas has received authorization from the CPUC for expedited review of long-term natural gas transportation service contracts with some noncore customers at lower than tariff rates. In addition, the CPUC approved changes in the methodology that eliminates subsidization of core customer rates by noncore customers. This allocation flexibility, together with negotiating authority, has enabled SoCalGas to better compete with new interstate pipelines for noncore customers.

Noncore Throughput. SoCalGas' earnings may be adversely impacted if natural gas throughput to its noncore customers varies from estimates adopted by the CPUC in establishing rates. There is a continuing risk that an unfavorable variance in noncore volumes may result from external factors such as weather, electric deregulation, the increased use of hydro-electric power, competing pipeline bypass of SoCalGas' system and a downturn in general economic conditions.
In addition, many noncore customers are especially sensitive to the price relationship between natural gas and alternate fuels, as they are capable of readily switching from one fuel to another, subject to air-quality regulations. SoCalGas is at risk for the lost revenue.
    Through July 31, 1999, any favorable earnings effect of higher revenues resulting from higher throughput to noncore customers has been limited as a result of the Comprehensive Settlement discussed in Note 13 of the notes to Consolidated Financial Statements.

Excess Interstate Pipeline Capacity. Existing interstate pipeline capacity into California exceeds current demand by over one billion cubic feet (Bcf) per day. This situation has reduced the market value of the capacity well below the Federal Energy Regulatory
Commission's (FERC) tariffs. SoCalGas has exercised its step-down option on both the El Paso and Transwestern systems, thereby reducing its firm interstate capacity obligation from 2.25 Bcf per day to 1.45 Bcf per day.
    FERC-approved settlements have resulted in a reduction in the costs that SoCalGas may have been required to pay for the capacity released back to El Paso and Transwestern that cannot be remarketed.
Of the 1.45 Bcf per day of capacity, SoCalGas' core customers use
1.05 Bcf per day at the full FERC tariff rate. The remaining 0.4 Bcf per day of capacity is marketed at significant discounts. Under existing California regulation, unsubscribed capacity costs associated with the remaining 0.4 Bcf per day are recoverable in customer rates. While including the unsubscribed pipeline cost in rates may impact the Company's ability to compete in highly contested markets, the Company does not believe its inclusion will have a significant impact on volumes transported or sold.

Environmental Matters
The Company's operations are conducted in accordance with applicable federal, state and local environmental laws and regulations governing such things as hazardous wastes, air and water quality, and the protection of wildlife.
    These costs of compliance are normally recovered in customer rates. It is anticipated that the environmental costs associated with the natural gas operations will continue to be recoverable in rates.
    Capital expenditures to comply with environmental laws and regulations were $1 million in 1998 and 1997 and $3 million in 1996.
    In 1994, the CPUC approved the Hazardous Waste Collaborative
Mechanism, which allows utilities to recover cleanup costs of hazardous waste contamination at sites where the utility may have responsibility or liability under the law to conduct or participate in any required cleanup. In general, utilities are allowed to recover 90 percent of their cleanup costs and any related costs of litigation with responsible parties.
    Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative Mechanism are recorded as a regulatory asset. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability.
    For further discussion of environmental matters, see Note 12 of the notes to Consolidated Financial Statements.

International Operations
Pacific Enterprises International (PEI) was established to participate in the international natural gas infrastructure market and began operations in March 1995.
    Together with Enova International, PEI currently is involved in natural gas transmission and distribution projects in Mexico, Argentina and Uruguay. The Company will be pursuing projects in other parts of Latin America.
    In March 1998, PEI increased its existing investment in two
Argentine natural gas utility holding companies (Sodigas Pampeana
S.A. and Sodigas Sur S.A.) by purchasing an additional 9-percent interest for $40 million. With this purchase, PEI's interest in the holding companies was increased to 21.5 percent. The distribution companies serve 1.2 million customers in central and southern
Argentina, respectively, and have a combined sendout of 650 million cubic feet per day.
    The net losses for international operations were $2 million, $8 million and $5 million for 1998, 1997 and 1996, respectively.

Other Operations
Sempra Energy Trading Corp. (SET), a leading natural gas and power marketing firm headquartered in Stamford, Connecticut, was jointly acquired by PE and Enova on December 31, 1997. The Company's portion of the net losses was $6 million for the year ended December
31, 1998. The losses were primarily due to the amortization of costs associated with the acquisition. Additional information concerning
SET is provided in Note 3 of the notes to Consolidated Financial
Statements.
     Sempra Energy Solutions (Solutions), formed in 1997 and owned equally by the Company and Enova, incorporates several existing unregulated businesses from each of PE and Enova. It is pursuing a variety of opportunities, including buying and selling natural gas for large users, integrated energy-management services targeted at large governmental and commercial facilities, and consumer-market products and services such as earthquake shutoff valves. CES/Way
International, Inc. (CES/Way) acquired by Solutions in January 1998, provides energy-efficiency services including energy audits, engineering design, project management, construction, financing and contract maintenance.
     The Company's portion of Solutions' net losses was $21 million and $7 million, aftertax, for 1998 and 1997, respectively. The losses are primarily due to start-up costs.

Other Income, Interest Expense and Income Taxes
Other Income
Other income primarily consists of interest income from short-term investments and regulatory balancing accounts. Other income was $20 million in 1998 compared to $46 million in 1997. The decrease was primarily the result of lower interest income from short-term investments. Other income increased in 1997 to $46 million from $25 million in 1996 primarily due to higher interest from short-term investments during much of 1997.
     Equity in losses of unconsolidated joint ventures and partnerships represents the Company's portion of net income or losses from Solutions, SET and PEI.

Interest Expense
Interest expense for 1998 decreased to $67 million from $103 million in 1997. The decrease was primarily due to the repayment of short-term debt in 1998. Interest expense for 1997 increased to $103 million from $97 million in 1996, as a result of a higher long-term debt balance.

Income Taxes
Income tax expense was $127 million, $151 million and $151 million in 1998, 1997 and 1996, respectively. This represents an effective tax rate of 46 percent, 45 percent and 43 percent for the same periods. The increase in the effective tax rate for 1997 was primarily due to fewer deductions from capitalized information-systems costs at SoCalGas.

Derivative Financial Instruments
The Company's policy is to use derivative financial instruments to manage exposure to fluctuations in interest rates, foreign currency exchange rates and energy prices. The Company also uses and trades derivative financial instruments in its energy trading and marketing activities. Transactions involving these financial instruments are with reputable firms and major exchanges. The use of these instruments may expose the Company to market and credit risks. At times, credit risk may be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
    Sempra Energy Trading derives a substantial portion of its revenue from risk management and trading activities in natural gas, petroleum and electricity. Profits are earned as SET acts as a dealer in structuring and executing transactions that assist its customers in managing their energy-price risk. In addition, SET may, on a limited basis, take positions in energy markets based on the expectation of future market conditions. These positions include options, forwards, futures and swaps. See Note 9 of the notes to Consolidated Financial Statements and the following "Market Risk
Management Activities" section for additional information regarding
SET's use of derivative financial instruments.
    The Company's regulated operations use energy derivatives to manage natural gas price risk associated with servicing their load requirements. These instruments include forward contracts, futures, swaps, options and other contracts, with maturities ranging from 30 days to 12 months. In the case of price-risk management activities, the use of derivative financial instruments by the Company's regulated operations is subject to certain limitations imposed by established Company policy and regulatory requirements. See Note 9 of the notes to Consolidated Financial Statements and the "Market
Risk Management Activities" section below for further information regarding the use of energy derivatives by the Company's regulated operations.

Market Risk Management Activities
Market risk is the risk of erosion of the Company's cash flows, net income and asset values due to adverse changes in interest and foreign-currency rates, and in prices for energy. Sempra Energy has adopted corporate-wide policies governing its market-risk management and trading activities. An Energy Risk Management Oversight
Committee, consisting of senior corporate officers, oversees energy-price risk-management and trading activities to ensure compliance with Sempra Energy's stated energy risk-management and trading policies. In addition, all affiliates have groups that monitor and control energy-price risk-management and trading activities independently from the groups responsible for creating or actively managing these risks.
    Along with other tools, the Company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence level. The Company has adopted the variance/covariance methodology in its calculation of VaR, and uses a 95 percent confidence level. Holding periods are specific to the types of positions being measured, and are determined based on the size of the position or portfolios, market liquidity, tenor and other factors. Historical volatilities and correlations between instruments and positions are used in the calculation.
    The following is a discussion of the Company's primary market-risk exposures as of December 31, 1998, including a discussion of how these exposures are managed.

Interest-Rate Risk
The Company is exposed to fluctuations in interest rates primarily as a result of its fixed-rate long-term debt. The Company has historically funded utility operations through long-term bond issues with fixed interest rates. With the restructuring of the regulatory process, greater flexibility has been permitted within the debt-management process. As a result, recent debt offerings have been selected with short-term maturities to take advantage of yield curves or used a combination of fixed- and floating-rate debt.
Interest rate swaps, subject to regulatory constraints, may be used to adjust interest-rate exposures when appropriate, based upon market conditions. However, no such swaps are in place at December
31, 1998.
    A portion of the Company's borrowings is denominated in foreign currencies, which expose the Company to market risk associated with exchange-rate movements. The Company's policy generally is to hedge major foreign-currency cash exposures through swap transactions.
These contracts are entered into with major international banks, thereby minimizing the risk of credit loss.
    The VaR on the Company's fixed-rate long-term debt is estimated at approximately $168 million as of December 31, 1998, assuming a one-year holding period. The VaR attributable to currency exchange rates nets to zero as a result of a currency swap that is directly matched to the Company's Swiss Franc debt obligation, its only non-dollar-denominated debt.

Energy-Price Risk
Market risk related to physical commodities is based upon potential fluctuations in natural gas exchange prices and basis. The Company's market risk is impacted by changes in volatility and liquidity in the markets in which these instruments are traded. The Company's regulated and unregulated affiliates are exposed, in varying degrees, to price risk in the natural gas markets. The Company's policy is to manage this risk within a framework that considers the unique markets,and operating and regulatory environment of each affiliate.
    SoCalGas is exposed to market risk on its natural gas purchase, sale and storage activities whenever natural gas prices fall outside the GCIM tolerance band. SoCalGas manages this risk within the parameters of the Company's market risk management and trading framework. As of December 31, 1998, the total VaR of SoCalGas' natural gas positions was not material.

Sempra Energy Trading
Sempra Energy Trading derives a substantial portion of its revenue from risk management and trading activities in natural gas, petroleum and electricity. As such, SET is exposed to price volatility in the domestic and international natural gas markets, petroleum and electricity markets. SET conducts these activities within a structured and disciplined risk management and control framework that is based on clearly communicated policies and procedures, position limits, active and ongoing management monitoring and oversight, clearly defined roles and responsibilities, and daily risk measurement and reporting.
    Market risk of SET's portfolio is measured using a variety of methods, including VaR. SET computes the VaR of its portfolio based on a three-day holding period. As of December 31, 1998, the diversified VaR of SET's portfolio was $5.3 million.

Credit Risk
Credit risk relates to the risk of loss that would be incurred as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company avoids concentration of counterparties and maintains credit policies with regard to counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances, and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.
The Company monitors credit risk through a credit-approval process and the assignment and monitoring of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.

Year 2000 Issues
Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The
Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issues impact both Information Technology (IT) systems and also non-
IT systems, including systems incorporating "embedded processors."
To address this problem, in 1996, both Pacific Enterprises and Enova
Corporation established company-wide Year 2000 programs. These programs have now been consolidated into Sempra Energy's overall
Year 2000 readiness effort. Sempra Energy has established a central
Year 2000 Program Office which reports to the its Chief Information
Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness
Sempra Energy is identifying all IT and non-IT that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems and third parties. Sempra
Energy is currently evaluating its exposure in all of these areas.
These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. Those applications and systems which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities are being assessed and modified/replaced first. The testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. Sempra Energy uses an independent, internal-review process to verify that the appropriate testing has occurred.
    Inventory and assessment for all Company systems were completed by January 1999 and ongoing inventory and assessment will be performed, as necessary, on any new applications. The project is on schedule and the Company estimates that by June 30, 1999, all critical systems will be suitable for continued use into the year
2000 with no significant operational problems.
    Sempra Energy's current schedule for Year 2000 testing, readiness and development of contingency plans is subject to change depending upon the remediation and testing phases of its compliance effort and upon developments that may arise as the Company continues to assess its computer-based systems and operations. In addition, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers.
Accordingly, delays by third parties may cause Sempra Energy's schedule to change.

Costs to Address Sempra Energy's Year 2000 Issues
Sempra Energy's budget for the Year 2000 program is $48 million, of which $38 million has been spent. As Sempra Energy continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. Sempra Energy's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of Sempra Energy's Year 2000 Issues
Based upon its current assessment and testing of the Year 2000 issue, Sempra Energy believes the reasonably likely worst case Year
2000 scenarios would have the following impacts upon its operations.
With respect to Sempra Energy's ability to provide energy to its domestic utility customers, it believes that the reasonably likely worst case scenario is for small, localized interruptions of natural gas or electrical service which are restored in a timeframe that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.
    To assist in preparing for and mitigating these possible scenarios, Sempra Energy is a member of several industry-wide efforts established to deal with Year 2000 problems affecting embedded systems and equipment used by the nation's natural gas and electric power companies. Under these efforts, participating utilities are working together to assess specific vendors' system problems and to test plans. These assessments will be shared by the industry as a whole to facilitate Year 2000 problem solving.
    A portion of this risk is due to the various Year 2000 schedules of critical third-party suppliers and customers. Sempra Energy is in the process of contacting its critical suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and non-IT systems.

Company's Contingency Plans
Sempra Energy's contingency plans for interruptions related to year
2000 are being incorporated in its existing overall emergency preparedness plans. To the extent appropriate, such plans will include emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing inventory levels. Sempra Energy expects these contingency plans to be completed by June 30, 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on Sempra Energy's operations due to Year 2000 issues.

New Accounting Standards
In April 1998, the American Institute of Certified Public
Accountants issued Statement of Position 98-5 "Reporting on the
Costs of Start-up Activities". This statement is effective for 1999, but is not expected to have a significant effect on the Company's
Consolidated Financial Statements.
     In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 133
"Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective January 1, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the Company's Consolidated Financial Statements has not yet been determined.

Information Regarding Forward-Looking Statements
This report includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The words
"estimates," "believes," "expects," "anticipates," "plans" and
"intends," variations of such words, and similar expressions, are intended to identify forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those anticipated.

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments, technological developments, capital market conditions, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, the pace of deregulation of retail natural gas and electricity industries, the timing and success of business development efforts, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to carefully review and consider the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations - Market Risk Management Activities."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Pacific
Enterprises:

     We have audited the accompanying consolidated balance sheets of Pacific Enterprises and subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific
Enterprises and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
January 27, 1999, except for Note 15 as to which the date is February 22, 1999





PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
In millions of dollars


For the years ended December 31            1998     1997     1996
                                          ------   ------   ------
Revenues
 Operating revenues                       $2,472   $2,738   $2,563
 Loss of unconsolidated
   joint ventures and partnerships           (20)      (7)      --
 Other Income                                 20       46       25
                                           -----    -----    -----
Total                                      2,472    2,777    2,588
                                           -----    -----    -----
Expenses
 Cost of natural gas distributed             840    1,059      866
 Operating expenses                          930      918      910
 Depreciation and amortization               259      256      255
 Franchise fees and other taxes              100       99       98
 Preferred dividends of subsidiaries           2        7        8
                                           -----    -----    -----
Total                                      2,131    2,339    2,137
                                           -----    -----    -----
Income Before Interest
 and Income Taxes                            341      438      451
Interest                                      67      103       97
                                           -----    -----    -----
Income Before Income Taxes                   274      335      354
Income Taxes                                 127      151      151
                                           -----    -----    -----
Net Income                                   147      184      203
Preferred Dividend Requirements                4        4        5
Preferred Stock Original Issue Discount       --       --        2
                                           -----    -----    -----
Earnings Applicable to Common Shares      $  143   $  180   $  196
                                           =====    =====    =====

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In millions of dollars

Balance at December 31                                    1998         1997
                                                      -----------  -----------
ASSETS
Current assets
  Cash and cash equivalents                             $  27        $  153
  Accounts and notes receivable - trade
   (less allowance for doubtful receivables
    of $18 in 1998 and $19 in 1997)                       444           480
  Accounts and notes receivable - other                   137            50
  Income taxes receivable                                  22             3
  Regulatory balancing accounts undercollected - net       --           355
  Deferred income taxes                                   130            --
  Natural Gas in storage                                   49            25
  Materials and supplies                                   16            16
  Prepaid expenses                                         19            21
                                                        -----         -----
      Total current assets                                844         1,103
                                                        -----         -----

Property, plant and equipment                           6,152         6,097
  Less accumulated depreciation and
    amortization                                        3,149         2,943
                                                       ------        ------
      Total property, plant and
        equipment - net                                 3,003         3,154
                                                       ------        ------
Investments and other assets:
  Regulatory assets                                       351           394
  Other receivables                                       130            62
  Investments                                             209           191
  Other assets                                             61            73
                                                       ------        ------
      Total investments and
         other assets                                     751           720
                                                       ------        ------
      Total                                            $4,598        $4,977
                                                       ======        ======

See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In millions of dollars


Balance at December 31                                    1998        1997
                                                      -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                       $  43         $ 354
  Current portion of long-term debt                       206           148
  Accounts payable - trade                                163           133
  Accounts payable - other                                245           304
  Regulatory balancing accounts overcollected - net       129            --
  Interest accrued                                         47            52
  Deferred income taxes                                    --             7
  Other taxes payable                                      32            30
  Other                                                   149            87
                                                        -----         -----
      Total current liabilities                         1,014         1,115
                                                        -----         -----

Long-term debt                                            985           988
Debt of Employee Stock Ownership Plan                      --           130
                                                        -----         -----
      Total long-term debt                                985         1,118
                                                        -----         -----
Deferred credits and other liabilities:
  Customer advances for construction                       31            34
  Post-retirement benefits other than pensions            210           217
  Deferred income taxes - net                             220           272
  Deferred investment tax credits                          58            61
  Other deferred credits                                  346           413
  Other long-term liabilities                             167           183
                                                        -----         -----
      Total deferred credits and
        other liabilities                               1,032         1,180
                                                        -----         -----
Preferred stock of subsidiary                              20            95
                                                        -----         -----
Commitments and contingent liabilities (Note 12)

Shareholders' equity:
  Capital stock:
    Preferred                                              80            80
    Common                                              1,117         1,064
                                                        -----         -----
      Total capital stock                               1,197         1,144
  Retained earnings                                       395           372
  Deferred compensation relating to
    Employee Stock Ownership Plan                         (45)          (47)
                                                        -----         -----
      Total shareholders' equity                        1,547         1,469
                                                       ------        ------
          Total                                        $4,598        $4,977
                                                       ======        ======
See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
In millions of dollars

For the years ended December 31                       1998       1997       1996
                                                     ------     ------     ------

Cash Flows from Operating Activities:
  Net Income                                         $  147     $  184     $  203
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                     259        256        255
      Deferred income taxes                             (55)       (35)        33
      Loss of unconsolidated
        joint ventures and partnerships                  20          7         --
      Other - net                                       (79)       (22)        13
      Changes in working capital components             306        (40)       104
                                                     ------     ------     ------
        Net cash provided by operating activities       598        350        608
                                                     ------     ------     ------
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                          (150)      (187)      (204)
  Acquisition of Sempra Energy Trading                   --       (112)        --
  Increase in investments                               (45)       (26)       (62)
  Proceeds from disposition of properties                --         20         --
  (Increase) decrease in other receivables,
     regulatory assets and other assets                   6         42        (20)
                                                     ------     ------     ------
         Net cash used in investing activities         (189)      (263)      (286)
                                                     ------     ------     ------
Cash Flows from Financing Activities:
  Common dividends paid                                 (97)      (122)      (119)
  Preferred dividends paid                               (4)        (4)        (4)
  Payment on long-term debt                            (150)      (245)      (172)
  Increase (decrease)in short-term debt                (311)        92         29
  Issuance of long-term debt                             75        120         75
  Sale of common stock                                   27         17          8
  Repurchase of common stock                             --        (48)       (24)
  Redemption of preferred stock of a subsidiary         (75)        --       (100)
  Redemption of preferred stock                          --         --       (110)
                                                     ------     ------     ------
        Net cash used in financing activities          (535)      (190)      (417)
                                                     ------     ------     ------
Net decrease                                           (126)      (103)       (95)
Cash and Cash Equivalents, January 1                    153        256        351
                                                     ------     ------     ------
Cash and Cash Equivalents, December 31               $   27     $  153     $  256
                                                     ======     ======     ======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
In millions of dollars

For the years ended December 31                       1998       1997       1996
                                                     ------     ------     ------
Changes in Working Capital Components
  (Excluding cash and cash equivalents,
     short-term debt and long-term debt
     due within one year)
  Current Assets:
   Receivables                                       $  (51)    $  (34)    $  (58)
   Income taxes receivable                              (19)        55         12
   Deferred income taxes                               (130)        --         11
   Inventories                                          (24)         5         27
   Regulatory balancing accounts                         --         25         46
   Other                                                  2          2         16
                                                     ------     ------     ------
    Total                                              (222)        53         54
                                                     ------     ------     ------
  Current Liabilities:
   Accounts payable                                     (29)      (139)        53
   Deferred income taxes                                 (7)        26         --
   Other taxes payable                                    2          2        (18)
   Regulatory balancing accounts                        484         --         --
   Other                                                 78         18         15
                                                     ------     ------     ------
    Total                                               528        (93)        50
                                                     ------     ------     ------
       Net change in other working
        capital components                           $  306     $  (40)    $  104
                                                     ======     ======     ======

Supplemental Disclosure of Cash Flow Information:
   Income tax payments, net of refunds               $  263     $  112     $   92
                                                     ======     ======     ======
   Interest payments, net of amount capitalized      $   72     $   92     $  100
                                                     ======     ======     ======
Supplemental Schedule of Noncash Activities:
   Dividend of property to Sempra Energy             $   23     $   --     $   --
                                                     ======     ======     ======
   Capital contribution from Sempra Energy           $   26     $   --     $   --
                                                     ======     ======     ======

Sale of assets of small generation plants:
   Fair value of the assets sold                                $   77
   Cash received                                                   (20)
   Loss on sale                                                     (6)
                                                                ------
   Note receivable                                              $   51
                                                                ======


See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1998, 1997, 1996
(Dollars in millions)


                                                                 Deferred
                                                                 Compensation  Total
                                  Common    Preferred  Retained  Relating      Shareholders'
                                  Stock     Stock      Earnings  to ESOP       Equity
--------------------------------------------------------------------------------------------
Balance at December 31, 1995      $ 1,111    $  188     $  236    $  (52)      $ 1,483
Net income                                                 203                     203
Preferred stock dividends declared                          (5)                     (5)
Common stock dividends declared                           (118)                   (118)
Sale of common stock                    8                                            8
Repurchase of common stock            (24)                                         (24)
Redemption of preferred stock                  (108)        (2)                   (110)
Common stock released
   from ESOP                                                           3             3
--------------------------------------------------------------------------------------------
Balance at December 31, 1996        1,095        80        314       (49)        1,440
Net income                                                 184                     184
Preferred stock dividends declared                          (4)                     (4)
Common stock dividends declared                           (122)                   (122)
Sale of common stock                   17                                           17
Repurchase of common stock            (48)                                         (48)
Common stock released
   from ESOP                                                           2             2
--------------------------------------------------------------------------------------------
Balance at December 31, 1997        1,064        80        372       (47)        1,469
Net income                                                 147                     147
Preferred stock dividends declared                          (4)                     (4)
Common stock dividends declared                           (120)                   (120)
Capital contribution                   26                                           26
Sale of common stock                   27                                           27
Common stock released
   from ESOP                                                           2             2
--------------------------------------------------------------------------------------------
Balance at December 31, 1998      $ 1,117    $   80     $  395    $  (45)      $ 1,547
============================================================================================

See notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS COMBINATION

On June 26, 1998, Enova Corporation (Enova) and Pacific Enterprises (PE or the Company) combined into a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and preference stock of Enova's principal subsidiary, San Diego Gas & Electric Company (SDG&E); PE; and PE's principal subsidiary, Southern California Gas Company (SoCalGas) remained outstanding. The combination was approved by the shareholders of both companies on March 11, 1997 and was a tax-free transaction. The Consolidated Financial Statements of Sempra Energy and its subsidiaries give effect to the business combination using the pooling-of-interests method.
     As required by the March 1998 decision of the California Public Utilities Commission (CPUC) approving the business combination, SDG&E has entered into agreements to sell its fossil-fueled generation units. The sales are subject to regulatory approvals and are expected to close during its first half of 1999. In addition SoCalGas has sold its options to purchase the California portions of the Kern River and Mojave Pipeline natural gas transmission facilities. The Federal Energy Regulatory Commission's (FERC) approval of the combination includes conditions that the combined company will not unfairly use any potential market power regarding natural gas transportation to fossil-fueled generation plants. The FERC also specifically noted that the divestiture of SDG&E's fossil-fueled generation plants would eliminate any concerns about vertical market power arising from transactions between SDG&E and SoCalGas.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

Property, Plant and Equipment

This primarily represents the buildings, equipment and other facilities used by SoCalGas to provide natural gas service. The cost of utility plant includes labor, materials, contract services and related items, and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs minus salvage value, is charged to accumulated depreciation. Depreciation expense is based on the straight-line method over the useful lives of the assets or a shorter period prescribed by the CPUC. The provisions for depreciation as a percentage of average depreciable utility plant in 1998, 1997 and 1996, respectively are: 4.36, 4.35 and 4.39.

Inventories

Materials and supplies are generally valued at the lower of average cost or market; natural gas in storage is valued by the last-in first-out method.


Trading Instruments

Sempra Energy Trading (SET), a leading natural gas and power marketing firm headquartered in Stamford, Connecticut, was jointly acquired by PE and Enova on December 31, 1997. SET's trading assets and trading liabilities are recorded on a trade-date basis at fair value and include option premiums paid and received, and unrealized gains and losses from exchange-traded futures and options, over the counter (OTC) swaps, forwards, and options. Unrealized gains and losses on OTC transactions reflect amounts which would be received from or paid to a third party upon settlement of the contracts. Unrealized gains and losses on OTC transactions are reported separately as assets and liabilities unless a legal right of setoff exists under a master netting arrangement enforceable by law. Revenues are recognized on a trade-date basis and include realized gains and losses, and the net change in unrealized gains and losses.
     Futures and exchange-traded option transactions are recorded as contractual commitments on a trade-date basis and are carried at fair value based on closing exchange quotations. Commodity swaps and forward transactions are accounted for as contractual commitments on a trade-date basis and are carried at fair value derived from dealer quotations and underlying commodity-exchange quotations. OTC options are carried at fair value based on the use of valuation models that utilize, among other things, current interest, commodity and volatility rates, as applicable. For long-dated forward transactions, where there are no dealer or exchange quotations, fair values are derived using internally developed valuation methodologies based on available market information. Where market rates are not quoted, current interest, commodity and volatility rates are estimated by reference to current market levels. Given the nature, size and timing of transactions, estimated values may differ from realized values. Changes in the fair value are recorded currently in income.

Effects of Regulation

SoCalGas accounting policies conform with generally accepted accounting principles for regulated enterprises and reflect the policies of the CPUC and the FERC. The Company's interstate natural gas transmission subsidiary follows accounting policies authorized by the FERC.
     SoCalGas prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated utility may record a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in rates for amounts due to customers. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," affects utility plant and regulatory assets such that a loss must be recognized whenever a regulator excludes all or part of an asset's cost from rate base. Additional information concerning regulatory assets and liabilities is described below in "Revenues and Regulatory Balancing Accounts" and in Note 13.




Revenues and Regulatory Balancing Accounts

Revenues from utility customers consist of deliveries to customers and the changes in regulatory balancing accounts. Earnings fluctuations from changes in the costs of natural gas and consumption levels for the majority of natural gas are eliminated by balancing accounts authorized by the CPUC.

Regulatory Assets

Regulatory assets include unrecovered premium on early retirement of debt, post-retirement benefit costs, deferred income taxes recoverable in rates and other regulatory-related expenditures that the utility expects to recover in future rates. See Note 13 for additional information.

Comprehensive Income

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires reporting of comprehensive income and its components (revenues, expenses, gains and losses) in any complete presentation of general-purpose financial statements. Comprehensive income describes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events including, as applicable, foreign-currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was equal to net income for the years ended December 31, 1998, 1997 and 1996.

Quasi-Reorganization

In 1993, PE completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of its merchandising operations and all of its oil and natural gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes, effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions previously established for these matters are adequate at December 31, 1998.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Consolidated Cash Flows

Cash equivalents are highly liquid investments with original maturities of three months or less, or investments that are readily convertible to cash.

New Accounting Standard

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". This statement is effective for 1999, but is not expected to have a significant effect on the Company's Consolidated Financial Statements.
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective January 1, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the Company's consolidated financial statements has not yet been determined.

NOTE 3:  ACQUISITIONS AND JOINT VENTURES

Sempra Energy Trading, Sempra Energy Resources, Sempra Energy
Utility Ventures and Sempra Energy Solutions are nonregulated subsidiaries of Sempra Energy, each equally owned by PE and Enova.

Sempra Energy Trading
In December 1997, PE and Enova jointly acquired Sempra Energy Trading (SET) for $225 million. SET is a wholesale-energy trading company based in Stamford, Connecticut. It participates in marketing and trading physical and financial energy products, including natural gas, power, crude oil and associated commodities.
    In July 1998, SET purchased CNG Energy Services Corporation, a subsidiary of Pittsburgh-based Consolidated Natural Gas Company, for $36 million. The acquisition expands SET's business volume by adding large commodity-trading contracts with local distribution companies, municipalities and major industrial corporations in the eastern United States. See Note 9 for additional information on Sempra Energy Trading.

Sempra Energy Resources
In December 1997, Sempra Energy Resources (SER), in partnership with Reliant Energy Power Generation, formed El Dorado Energy. In April 1998, El Dorado Energy began construction on a 480-megawatt power plant near Boulder City, Nevada. SER invested $2.3 million in 1997 and $19.7 million in 1998 on this $263-million project. In October 1998, El Dorado Energy obtained a $158-million senior secured credit facility, which entails both construction and 15-year term financing for the project. This financing represents 60 percent of the estimated total project costs.

Sempra Energy Utility Ventures
In September 1997, Sempra Energy Utility Ventures (SEUV) formed a joint venture with Bangor Hydro to build, own and operate a $40-million natural gas distribution system in Bangor, Maine. Construction began in June 1998. The new Bangor Gas Company expects to begin deliveries in the fourth quarter of 1999.
    In December 1997, SEUV formed Frontier Energy with Frontier Utilities of North Carolina to build and operate a $55-million natural gas distribution system in North Carolina. Gas delivery began in December 1998. Subsequent to December 31, 1998, SEUV purchased Frontier Utilities' interest and acquired 100 percent ownership of the system.

Sempra Energy Solutions
In January 1998, Sempra Energy Solutions completed the acquisition of CES/Way International, a national leader in energy-service performance contracting headquartered in Houston, Texas. CES/Way provides energy-efficiency services including energy audits, engineering design, project management, construction, financing and contract maintenance.
    In May 1997, Sempra Energy Solutions entered into an operating joint venture agreement with Conectiv Thermal Systems, Inc. (formerly Atlantic Thermal System, Inc.) to form Atlantic-Pacific Las Vegas, with each receiving a 50 percent interest. Atlantic-Pacific Las Vegas will provide integrated energy-management services to commercial and industrial customers including the construction of facilities. In May 1997, Atlantic-Pacific Las Vegas entered into an energy-services agreement with three other parties to finance, own, operate and maintain an integrated thermal-energy production facility at the site of the future Venetian Casino Resort in Las Vegas. The construction cost incurred to date is $48 million.
    A second joint venture agreement was entered into with Conectiv Thermal Systems to form Atlantic-Pacific Glendale in August 1997, with each receiving a 50-percent interest. Atlantic-Pacific Glendale entered into an integrated energy-management services agreement with Dreamworks Animation, LLC, to develop, manage and finance the construction and operation of a central chiller plant, emergency power generators and chilled-water distribution and circulation system at Dreamworks' Glendale facilities. The cost of the project, completed in May 1998, was $7 million.

International Gas Distribution Projects
Pacific Enterprises International (PEI), Sempra Energy International (SEI), and Proxima Gas S.A. de C.V., partners in the Mexican companies Distribuidora de Gas Natural (DGN) de Mexicali and Distribuidora de Gas Natural (DGN) de Chihuahua, are the licensees to build and operate natural gas distribution systems in Mexicali and Chihuahua. DGN - Mexicali will invest up to $25 million during the first five years of the 30-year license period. DGN - Chihuahua will invest up to $50 million over the first five years of operation. DGN - Mexicali and DGN - Chihauhua assumed ownership of natural gas distribution during the third quarter of 1997. PEI owns interests of 30 and 47.5 percent in the Mexicali and Chihuahua projects, respectively. In March 1998, PEI increased its existing investment in two Argentine natural gas utility holding companies (Sodigas Pampeana S.A. and Sodigas Sur S.A.) from 12.5 percent to 21.5 percent by purchasing an additional 9 percent interest for $40 million.

Dividending of Subsidiaries to Sempra Energy
As a result of the PE/Enova Business Combination which was completed in June 1998, certain subsidiaries of PE were dividended to Sempra Energy in September 1998 in order to effectuate the change in the corporate structure.


NOTE 4:  SHORT-TERM BORROWINGS

PE has a $300 million multi-year credit agreement. SoCalGas has an additional $400 million multi-year credit agreement. These agreements expire in 2001 and bear interest at various rates based on market rates and the companies' credit ratings. SoCalGas' lines of credit are available to support commercial paper. At December 31, 1998, PE had $43 million of bank loans under the credit agreement outstanding, due and paid in January 1999. SoCalGas' bank line of credit was unused. At December 31, 1997, both bank lines of credit were unused.
     At December 31, 1998, there were no commercial-paper obligations outstanding. At December 31, 1997, SoCalGas had $354 million of commercial-paper obligations outstanding, of which approximately $94 million related to the restructuring costs associated with certain long-term natural gas supply contracts under the Comprehensive Settlement. See Note 13 for additional information.

NOTE 5:  LONG-TERM DEBT
--------------------------------------------------------------
                                             December 31,
(Dollars in millions)                     1998          1997
--------------------------------------------------------------
First-Mortgage Bonds
  5.250% March 1, 1998                  $   --       $  100
  6.875% August 15, 2002                   100          100
  5.750% November 15, 2003                 100          100
  8.750% October 1, 2021                   150          150
  7.375% March 1, 2023                     100          100
  7.500% June 15, 2023                     125          125
  6.875% November 1, 2025                  175          175
                                         ------       ------
                                           750          850
Other Long-Term Debt
  6.210% Notes, November  7, 1999           75           75
  6.375% Notes, October 29, 2001           120          120
  8.750% Notes, July 6, 2000                30           30
  5.670% Notes, January 15, 2003            75           --
  SFr. 100,000,000 5.125% Bonds,
     February 6, 1998 (foreign currency
     exposure hedged through currency
     swap at an interest rate of 9.725%)    --           47
  SFr. 15,695,000 6.375% Foreign
     Interest Payment Securities,
     May 14, 2006                            8            8
  Employee Stock Ownership Plan,
     November 30, 1999                     130          130
  Other, 8% - 9.5%, 1999-2002               19           21
                                       -----------------------
       Total                             1,207        1,281
                                       -----------------------
Less:
   Long term debt due within one year      206          148
   Unamortized discount on
     long-term debt                         16           15
                                       -----------------------
                                           222          163
                                       -----------------------
Total                                   $  985       $1,118
--------------------------------------------------------------


Maturities of long-term debt, including PE's Employees Stock
Ownership Plan, are $206 million in 1999, $30 million in 2000, $120 million in 2001, $100 million in 2002 and $175 million in 2003.

First-Mortgage Bonds

First-mortgage bonds are secured by a lien on substantially all utility plant. SoCalGas may issue additional first-mortgage bonds upon compliance with the provisions of its bond indenture, which provides for, among other things, the issuance of an additional $750 million of first-mortgage bonds at December 31, 1998.

Other Long-Term Debt

During 1998, SoCalGas issued $75 million of unsecured debt in medium-term notes used to finance working capital requirements.

Currency Rate Swaps

In May 1996, SoCalGas issued SFr. 15,695,000 of 6.375% Foreign Interest Payment Securities maturing on May 14, 2006. SoCalGas hedged the currency exposure by entering into a swap transaction with a major international bank. As a result, the bond issue, interest payments and other ongoing costs were swapped for fixed annual payments. The Foreign Interest Payment Securities are renewable at ten-year intervals at reset interest rates. The next put date for the $8 million Foreign Interest Payment Securities is in the year 2006.

Debt of Employee Stock Ownership Plan (ESOP) and Trust

The Trust covers substantially all of the Company's former PE employees and is used to partially fund their retirement savings program. It has an ESOP feature and holds approximately 3.1 million shares of Sempra Energy's common stock. The variable-rate ESOP debt held by the Trust bears interest at a rate necessary to place or remarket the notes at par. The balance of this debt was $130 million at December 31, 1998, and is included in the table above. Principal is due on November 30, 1999 and interest is payable monthly. PE is obligated to make contributions to the Trust sufficient to satisfy debt service requirements. As PE makes contributions to the Trust, these contributions, plus any dividends paid on the unallocated shares of PE's common stock held by the Trust, will be used to repay the debt. As dividends are increased or decreased, required contributions are reduced or increased, respectively. Interest on ESOP debt amounted to $6 million in each of the years 1998, 1997 and 1996. Dividends used for debt service amounted to $3 million in each of the years 1998, 1997 and 1996, and are deductible only for federal income tax purposes.


NOTE 6:  INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:
-----------------------------------------------------------------------
                                            1998       1997       1996
-----------------------------------------------------------------------
Statutory federal income tax rate           35.0%      35.0%      35.0%
Depreciation                                 9.9        6.9        6.5
State income taxes - net of
  federal income tax benefit                 4.7        6.9        5.7
Tax credits                                 (1.0)      (0.9)      (0.8)
Capitalized expenses not deferred            0.4       (0.9)      (3.1)
Other - net                                 (2.6)      (1.9)      (0.6)
                                          -----------------------------
Effective income tax rate                   46.4%      45.1%      42.7%
-----------------------------------------------------------------------

The components of income tax expense are as follows:
-----------------------------------------------------------------------
(Dollars in millions)                       1998      1997        1996
-----------------------------------------------------------------------
Current:
  Federal                                   $242       $143       $ 68
  State                                       65         25         25
                                          -----------------------------
    Total current taxes                      307        168         93
                                          -----------------------------
Deferred:
  Federal                                   (139)       (19)        54
  State                                      (38)         5          7
                                          -----------------------------
    Total deferred taxes                    (177)       (14)        61
                                          -----------------------------
Deferred investment tax credits-net           (3)        (3)        (3)
                                          -----------------------------
Total income tax expense                    $127       $151       $151
-----------------------------------------------------------------------


Deferred income taxes at December 31 result from the following:
--------------------------------------------------------------
(Dollars in millions)                       1998       1997
--------------------------------------------------------------
Deferred Tax Liabilities:
  Differences in financial and
    tax bases of utility plant              $449     $  495
  Regulatory balancing accounts               -         161
  Regulatory assets                           76         90
  Other                                       51         61
                                          --------------------
    Total deferred tax liabilities           576        807
                                          --------------------
Deferred Tax Assets:
  Unamortized investment tax credits          25         27
  Regulatory balancing accounts               51          -
  Comprehensive settlement (see Note 13)      95        117
  Postretirement benefits                     76         81
  Other deferred liabilities                 153        157
  Restructuring costs                         51         54
  Other                                       35         92
                                          --------------------
    Total deferred tax assets                486        528
                                          --------------------
Net deferred income tax liability             90        279
Current portion - net asset (liability)      130         (7)
                                          --------------------
Non-current portion - net liability         $220       $272
--------------------------------------------------------------

NOTE 7:  EMPLOYEE BENEFIT PLANS

The information presented below describes the plans of the Company and its principal subsidiaries. In connection with the PE/Enova Business Combination described in Note 1, certain of these plans have been or will be replaced or modified, and numerous participants have been or will be transferred from the Company's plans to those of Sempra Energy.

Pension And Other Postretirement Benefits

The Company sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years, and a statement of the funded status as of each year end:


---------------------------------------------------------------------------------
                                                                   Other
                                    Pension Benefits      Postretirement Benefits
                                  -----------------------------------------------
(Dollars in millions)                1998      1997           1998         1997
---------------------------------------------------------------------------------
Weighted-Average Assumptions
  as of December 31:
Discount rate                        6.75%     7.00%          6.75%      7.00%
Expected return on plan assets       8.50%     8.00%          8.50%      8.00%
Rate of compensation increase        5.00%     5.00%          5.00%      5.00%
Cost trend of covered
  health-care charges                   -         -           8.00%(1)   7.00%(2)

Change in Benefit Obligation:
Net benefit obligation at
  January 1                        $1,512    $1,435          $ 488        $ 401
Service cost                           36        35             12           14
Interest cost                         104       104             33           32
Plan participants' contributions        -         -              1            1
Plan amendments                        21         -              -            -
Actuarial (gain) loss                 (32)       35             (5)          56
Transfer of liability (3)            (293)        -            (43)           -
Special termination benefits           54        13              3            2
Gross benefits paid                  (221)     (110)           (17)         (18)
                                  -----------------------------------------------
Net benefit obligation at
  December 31                       1,181     1,512            472          488
                                  -----------------------------------------------

Change in Plan Assets:
Fair value of plan assets
  at January 1                      1,954     1,774            349          274
Actual return on plan assets          300       288             62           59
Employer contributions                 13         2             31           33
Plan participants' contributions        -         -              1            1
Transfer of assets (3)               (447)        -            (40)           -
Gross benefits paid                  (221)     (110)           (17)         (18)
                                  -----------------------------------------------
Fair value of plan assets
  at December 31                    1,599     1,954            386          349
                                  -----------------------------------------------
Funded status at December 31          418       442            (86)        (139)
Unrecognized net actuarial gain      (525)     (533)          (110)         (63)
Unrecognized prior service cost        50        32            (14)         (15)
Unrecognized net transition
  obligation                            3         4              -            -
                                  -----------------------------------------------
Net liability at December 31 (4)    $ (54)    $ (55)         $(210)       $(217)
---------------------------------------------------------------------------------
(1) Decreasing to ultimate trend of 6.50% in 2004.
(2) Decreasing to ultimate trend of 6.50% in 1998.
(3) To reflect transfer of plan assets and liability to Sempra Energy plan for Company employees transferred to Sempra Energy.
(4) Approximates amounts recognized in the Consolidated Balance Sheets at
    December 31.

The following table provides the components of net periodic benefit cost for the plans:

---------------------------------------------------------------------------------
                                                                  Other
                                     Pension Benefits     Postretirement Benefits
                                  -----------------------------------------------
(Dollars in millions)               1998   1997   1996     1998     1997     1996
---------------------------------------------------------------------------------
Service cost                        $ 36   $ 35   $ 39     $ 12     $ 14    $ 17
Interest cost                        104    104    103       33       32      33
Expected return on assets           (135)  (128)  (117)     (24)     (21)    (19)
Amortization of:
   Transition obligation               1      1      1        -        -       -
   Prior service cost                  3      3      3       (1)      (1)     (1)
   Actuarial (gain) loss             (12)   (10)     -        1        1       1
Special termination benefit           54     13      -        3        2       -
Settlement credit                    (30)     -      -        -        -       -
Regulatory adjustment                 -       -      3        9       13      13
                                  -----------------------------------------------
Total net periodic benefit cost     $ 21   $ 18   $ 32     $ 33     $ 40    $ 44
---------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1-percent change in assumed health care cost trend rates would have the following effects:
------------------------------------------------------------------------
(Dollars in millions)                     1% Increase       1% Decrease
------------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                       $11             $ (9)
Effect on the health care component of the
  accumulated postretirement benefit obligation  $70             $(63)
------------------------------------------------------------------------

The projected benefit obligation and accumulated benefit obligation for the pension plan were $40 million and $32 million, respectively, as of December 31, 1998, and $37 million and $34 million, respectively, as of December 31, 1997.
     Other postretirement benefits include medical benefits for retirees and their spouses, and retiree life insurance.

Savings Plans

Pacific Enterprises and SoCalGas offer savings plans, administered by plan trustees, to all eligible employees. Eligibility to participate in the various employer plans ranges from one month to one year of completed service. Employees may contribute, subject to plan provisions, from 1 percent to 15 percent of their regular earnings. The employee's contributions, at the direction of the employees, are primarily invested in Sempra Energy stock, mutual funds or guaranteed investment contracts. Employer contributions, after one year of completed service, are made in shares of Sempra Energy common stock. Employer contribution methods vary by plan, but generally the contribution is equal to 50 percent of the first 6 percent of eligible base salary contributed by employees. Employer contributions for the PE and SoCalGas plans are partially funded by the Pacific Enterprises Employee Stock Ownership Plan and Trust. Annual expense for the savings plans was $8 million in 1998, 1997 and 1996.

Employee Stock Ownership Plan

The Pacific Enterprises Employee Stock Ownership Plan and Trust (Trust) covers substantially all employees of PE and SoCalGas and is used to partially fund their retirement savings plan programs. All contributions to the Trust are made by the Company, and there are no contributions made by the participants. As the Company makes contributions to the Trust, the Trust debt service is paid and shares are released in proportion to the total expected debt service.

Compensation expense is charged and equity is credited for the market value of the shares released. Income-tax deductions are allowed based on the cost of the shares. Dividends on unallocated shares are used to pay debt service and are charged against liabilities. The Trust held 3.1 and 3.3 million shares of Sempra Energy common stock, with fair values of $77.9 million and $80.3 million at December 31, 1998, and 1997, respectively.

NOTE 8:  STOCK-BASED COMPENSATION

Sempra Energy has stock-based compensation plans that align employee and shareholder objectives related to Sempra Energy's long-term growth. The long-term incentive stock compensation plan provides for aggregate awards of Sempra Energy non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments or dividend equivalents to eligible employees of Sempra Energy and its subsidiaries.
     In 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based compensation," was issued. It encourages a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, Sempra Energy and its subsidiaries adopted its disclosure-only requirements and continue to account for stock-based compensation in accordance with the provisions of accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
     To the extent that subsidiary employees participate in the plans or that subsidiaries are allocated a portion of Sempra Energy's costs of the plans, the subsidiaries record an expense for the plans. PE recorded expenses of $8 million in 1998, $17 million in 1997 and $6 million in 1996.

NOTE 9:  FINANCIAL INSTRUMENTS

Fair Value

The fair values of the Company's financial instruments are not materially different from the carrying amounts, except for long-term debt and preferred stock. The carrying amounts and fair values of long-term debt are $1.2 billion each at December 31, 1998, and $1.3 billion each at December 31, 1997. The carrying amounts and fair values of the combined preferred stock and preferred stock of subsidiaries are $100 million and $77 million, respectively, at December 31, 1998, and $175 million and $157 million, respectively, at December 31, 1997. The fair values of the first-mortgage bonds and preferred stock are estimated based on quoted market prices for them or for similar issues. The fair values of long-term notes payable are based on the present value of the future cash flows, discounted at rates available for similar notes with comparable maturities.

Off-Balance-Sheet Financial Instruments

The Company's policy is to use derivative financial instruments to manage its exposure to fluctuations in interest rates, foreign-currency exchange rates and energy prices. Transactions involving these financial instruments expose the Company to market and credit risks which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Energy Derivatives

Information on derivative financial instruments of SET is provided below. The Company's regulated operations use energy derivatives for price risk management purposes within certain limitations imposed by Company policies and regulatory requirements.
     As a result of the GCIM (see Note 13), SoCalGas enters into a certain amount of natural gas futures contracts in the open market with the intent of reducing natural gas costs within the GCIM tolerance band. The Company's policy is to use natural gas futures contracts to mitigate risk and better manage natural gas costs. The CPUC has approved the use of natural gas futures for managing risk associated with the GCIM. For the years ended December 31, 1998, 1997 and 1996, gains and losses from natural gas futures contracts are not material to SoCalGas' financial statements.

Sempra Energy Trading

SET derives a substantial portion of its revenue from market making and trading activities, as a principal, in natural gas, petroleum and electricity. It quotes bid and offer prices to end users and other market makers. It also earns trading profits as a dealer by structuring and executing transactions that permit its counterparties to manage their risk profiles. In addition, it takes positions in energy markets based on the expectation of future market conditions. These positions may be offset with similar positions or may be offset in the exchange-traded markets. These positions include options, forwards, futures and swaps. These financial instruments represent contracts with counterparties whereby payments are linked to or derived from energy-market indices or on terms predetermined by the contract, which may or may not be physically or financially settled by SET. For the year ended December 31, 1998, substantially all of SET's derivative transactions were held for trading and marketing purposes.
     Market risk arises from the potential for changes in the value of financial instruments resulting from fluctuations in natural gas, petroleum and electricity commodity-exchange prices and basis. Market risk is also affected by changes in volatility and liquidity in markets in which these instruments are traded.
     SET adjusts the book value of these derivatives to market each month with gains and losses recognized in earnings. Certain instruments such as swaps are entered into and closed out within the same month and, therefore, do not have any balance-sheet impact.
     SET also carries an inventory of financial instruments. As trading strategies depend on both market making and proprietary positions, given the relationships between instruments and markets, those activities are managed in concert in order to maximize trading profits.
     SET's credit risk from financial instruments as of December 31, 1998, is represented by the positive fair value of financial instruments after consideration of master netting agreements and collateral. Credit risk disclosures, however, relate to the net accounting losses that would be recognized if all counterparties completely failed to perform their obligations. Options written do not expose SET to credit risk. Exchange-traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.
     The following table approximates the counterparty credit quality and exposure of SET expressed in terms of net replacement value (in millions of dollars):


-------------------------------------------------------------------
                                  Futures,
                              forward and
                                     swap      Purchased
Counterparty credit quality:    contracts        options      Total
-------------------------------------------------------------------
AAA                                  $ 32           $  1       $ 33
AA                                     41             14         55
A                                     129             19        148
BBB                                   290             26        316
Below investment grade                 69              2         71
Exchanges                              30              8         38
-------------------------------------------------------------------
                                     $591           $ 70       $661
-------------------------------------------------------------------

     Financial instruments with maturities or repricing characteristics of 180 days or less, including cash and cash equivalents, are considered to be short-term and, therefore, the carrying values of these financial instruments approximate their fair values. SET's commodities owned, trading assets and trading liabilities are carried at fair value. The average fair values during the year, based on quarterly observation, for trading assets and trading liabilities which are considered financial instruments with off-balance-sheet risk approximate $952 million and $890 million, respectively. The fair values are net of the amounts offset pursuant to rights of setoff based on qualifying master netting arrangements with counterparties, and do not include the effects of collateral held or pledged.
     As of December 31, 1998, and 1997, SET's trading assets and trading liabilities approximate the following:


-------------------------------------------------------------------
                                                      December 31,
(Dollars in millions)                               1998       1997
-------------------------------------------------------------------
Trading Assets
  Unrealized gains on swaps and forwards           $ 756      $ 497
  Due from commodity clearing organization
    and clearing brokers                              75         41
  OTC commodity options purchased                     45         33
  Due from trading counterparties                     30         16
                                                 ------------------
  Total                                            $ 906      $ 587
-------------------------------------------------------------------


Trading Liabilities
   Unrealized losses on swaps and forwards         $ 740      $ 487
   Due to trading counterparties                      35         41
   OTC commodity options written                      30         29
                                                 ------------------
   Total                                           $ 805      $ 557
-------------------------------------------------------------------

     Notional amounts do not necessarily represent the amounts exchanged by parties to the financial instruments and do not measure SET's exposure to credit or market risks. The notional or contractual amounts are used to summarize the volume of financial instruments, but do not reflect the extent to which positions may offset one another. Accordingly, SET is exposed to much smaller amounts potentially subject to risk. The notional amounts of SET's financial instruments are:

-------------------------------------------------------------------
(Dollars in millions)                                      Total
-------------------------------------------------------------------
Forwards and commodity swaps                             $ 5,916
Futures and exchange options                               2,915
Options purchased                                          1,320
Options written                                            1,298
                                                      -------------
      Total                                              $11,449
-------------------------------------------------------------------

NOTE 10:  PREFERRED STOCK OF SUBSIDIARIES

-----------------------------------------------------------------
SoCalGas                                           December 31,
(Dollars in millions)                             1998     1997
-----------------------------------------------------------------
Not subject to mandatory redemption:
  $25 par value, authorized 1,000,000 shares
    6% Series, 28,664 shares outstanding             $ 1     $ 1
    6% Series A, 783,032 shares outstanding           19      19
  Without par value, authorized 10,000,000 shares
    7.75% Series                                       -      75
                                                   --------------
                                                     $20     $95
-----------------------------------------------------------------

     None of SoCalGas' series of preferred stock is callable. All series have one vote per share and cumulative preferences as to dividends. On February 2, 1998, SoCalGas redeemed all outstanding shares of 7.75% Series Preferred Stock at a price per share of $25 plus $0.09 of dividends accruing to the date of redemption. The total cost to SoCalGas was approximately $75.3 million.

NOTE 11:  SHAREHOLDERS' EQUITY

----------------------------------------------------------------------
                                                  December 31,
(Dollars in millions)                        1998              1997
----------------------------------------------------------------------
COMMON EQUITY:
Common                                      $ 1,117           $ 1,064
Retained earnings                               395               372
Deferred compensation relating to
  Employee Stock Ownership Plan                 (45)              (47)
                                         -----------------------------
     Total common equity                    $ 1,467           $ 1,389
----------------------------------------------------------------------

The Company is authorized to issue 600,000,000 shares of common stock, 10,000,000 shares of Preferred Stock and 5,000,000 shares of Class A Preferred Stock. All shares of PE common stock are owned by Sempra Energy. No shares of Unclassified or Class A preferred stock are outstanding.

----------------------------------------------------------------------
                                           Call      December 31,
(Dollars in millions except call price)   Price    1998        1997
----------------------------------------------------------------------
PREFERRED STOCK:
Cumulative preferred
  without par value:
    $4.75 Dividend, 200,000 shares
      authorized and outstanding        $100.00   $  20       $  20
    $4.50 Dividend, 300,000 shares
      authorized and outstanding        $100.00      30          30
    $4.40 Dividend, 100,000 shares
      authorized and outstanding        $101.50      10          10
    $4.36 Dividend, 200,000 shares
      authorized and outstanding        $101.00      20          20
    $4.75 Dividend, 253 shares
      authorized and outstanding        $101.00      --          --

                                                ----------------------
      Total                                       $  80       $  80
----------------------------------------------------------------------

All or any part of every series of presently outstanding PE preferred stock is subject to redemption at PE's option at any time upon not less than 30 days notice, at the applicable redemption prices for each series, together with the accrued and accumulated dividends to the date of redemption. All series have one vote per share and cumulative preferences as to dividends.

Dividend Restrictions
At December 31, 1998, $103 million of PE's retained earnings was available for future dividends, due to the CPUC's regulation of SoCalGas' capital structure.

NOTE 12: CONTINGENCIES AND COMMITMENTS

Natural Gas Contracts

SoCalGas buys natural gas under several short-term and long-term contracts. Short-term purchases are based on monthly spot market prices. SoCalGas has commitments for firm pipeline capacity under contracts with pipeline companies that expire at various dates through the year 2006. These agreements provide for payments of an annual reservation charge. SoCalGas recovers such fixed charges in rates.
     At December 31, 1998, the future minimum payments under natural gas contracts were:

-----------------------------------------------------------------------
                                            Storage and
(Dollars in millions)                    Transportation   Natural Gas
-----------------------------------------------------------------------
1999                                          $  184          $  270
2000                                             186             150
2001                                             188             153
2002                                             188             157
2003                                             184             158
Thereafter                                       460              -
                                       --------------------------------
Total minimum payments                        $1,390          $  888
-----------------------------------------------------------------------

     Total payments under the short-term and long-term contracts were $0.9 billion in 1998, $1.1 billion in 1997, and $0.9 billion in 1996.

Leases

PE and its subsidiaries have operating leases on real and personal property expiring at various dates from 1999 to 2030. The rentals payable under these leases are determined on both fixed and percentage bases and most leases contain options to extend, which are exercisable by PE or its subsidiaries.
     The minimum rental commitments payable in future years under all noncancellable leases are(in millions of dollars):
-------------------------------------------------------------------
1999                                                      $   49
2000                                                          49
2001                                                          47
2002                                                          48
2003                                                          45
Thereafter                                                   350
                                                   ----------------
Total future rental commitment                            $  588
-------------------------------------------------------------------

     Rent expense totaled $55 million in 1998, $56 million in 1997, and $58 million in 1996.
     In connection with its quasi-reorganization described in Note 2 and loss on disposal of discontinued operations, PE established reserves of $102 million to fair value operating leases related to its headquarters and other leases at December 31, 1992. The remaining amount of these reserves was $76 million at December 31, 1998. These leases are reflected in the above table.

Other Commitments and Contingencies

At December 31, 1998, commitments for capital expenditures were approximately $8 million.

Environmental Issues

PE believes that its operations are conducted in accordance with federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, and solid waste disposal. SoCalGas incurs significant costs to operate its facilities in compliance with these laws and regulations. The costs of compliance with environmental laws and regulations generally have been recovered in customer rates.
     In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account allowing utilities to recover their hazardous-waste costs, including those related to Superfund sites or similar sites requiring cleanup. Recovery of 90 percent of cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses is permitted. In addition, the Company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates. Environmental liabilities that may arise are recorded when remedial efforts are probable and the costs can be estimated.
     PE capital expenditures to comply with environmental laws and regulations were $1 million in 1998, $1 million in 1997, and $3 million in 1996, and are not expected to be significant over the next five years.
     SoCalGas has identified and reported to California environmental authorities 42 former manufactured-gas plant sites for which it (together with other utilities as to 21 of these sites) may have remedial obligations under environmental laws. As of December 31, 1998, 12 of these sites have been remediated, of which 10 have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 39 of the gas plant sites. At December 31, 1998, the Company's estimated remaining investigation and remediation liability for the above sites was $68 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative Mechanism. In addition, PE and its subsidiaries have been named as potentially responsible parties for two landfill sites and two industrial waste disposal sites. The total cost estimate for remediation of these four sites is $5 million. The Company believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's consolidated results of operations or financial position.
     PE and its subsidiaries have been associated with various other sites, which may require remediation under federal, state or local environmental laws. PE is unable to determine fully the extent of its responsibility for remediation of these sites until assessments are completed. Furthermore, the number of others that also may be responsible, and their ability to share in the cost of the cleanup is not known. The Company does not anticipate that such costs net of the portion recoverable in rates, will be significant.


Litigation

PE is involved in various legal matters arising out of the ordinary course of business. Management believes that these matters will not have a material adverse effect on Pacific Enterprise's results of operations, financial condition or liquidity.

Concentration of Credit Risk

PE maintains credit policies and systems to minimize overall credit risk. These policies include, when applicable, the use of an evaluation of potential counterparties' financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.
     SoCalGas grants credit to its utility customers, substantially all of whom are located in its service territories, which covers most of Southern California and a portion of Central California.

NOTE 13:  REGULATORY MATTERS

Natural Gas Industry Restructuring

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural gas consumers.
     On August 25, 1998, California adopted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for customers prior to January 1, 2000. During the moratorium, the CPUC will hold hearings throughout the state and intends to give the California Legislature a report for its review detailing specific recommendations for changing the natural gas market within California. SoCalGas will actively participate in this effort.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SoCalGas. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure.
     SoCalGas' PBR is in effect through December 31, 2002; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding, which is anticipated to become effective before year end 1999. Key elements of the SoCalGas PBR include an initial reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates. Specifically, the key elements of SoCalGas' PBR include the following:

--Earnings up to 25 basis points in excess of the authorized rate of return on rate base are retained 100 percent by shareholders. Earnings that exceed the authorized rate of return on rate base by greater than 25 basis points are shared between customers and shareholders on a sliding scale that begins with 75 percent of the additional earnings being given back to customers and declining to 0 percent as earned returns approach 300 basis points above authorized amounts. There is no sharing if actual earnings fall below the authorized rate of return. In 1999, SoCalGas is authorized to earn a 9.49 percent return on rate base, the same as in 1998.

--Revenue or base margin per customer is indexed based on inflation less an estimated productivity factor of 2.1 percent in the first year (1998), increasing 0.1 percent per year up to 2.5 percent in the fifth year (2002). This factor includes 1 percent to approximate the projected impact of a declining rate base.

--The CPUC decision allows for pricing flexibility for residential and small commercial customers, with any shortfalls in revenue being borne by shareholders and with any increase in revenue shared between shareholders and customers.

     Under SoCalGas' PBR, annual cost of capital proceedings are replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. The mechanism is triggered if the 12-month trailing average of actual market interest rates increases or decreases by more than 150 basis points and is forecasted to continue to vary by at least 150 basis points for the next year. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a preestablished formula which applies a percentage of the change to various capital components.

Comprehensive Settlement Of Natural Gas Regulatory Issues

In July 1994, the CPUC approved a comprehensive settlement for SoCalGas (Comprehensive Settlement) of a number of regulatory issues, including rate recovery of a significant portion of the restructuring costs associated with certain long-term contracts with suppliers of California-offshore and Canadian natural gas. In the past, the cost of these supplies had been substantially in excess of SoCalGas' average delivered cost for all natural gas supplies. The restructured contracts substantially reduced the ongoing delivered costs of these supplies. The Comprehensive Settlement permits SoCalGas to recover in utility rates approximately 80 percent of the contract-restructuring costs of $391 million and accelerated amortization of related pipeline assets of approximately $140 million, together with interest, incurred prior to January 1, 1999. In addition to the supply issues, the Comprehensive Settlement addressed the following other regulatory issues:

--Noncore Customer Rates. The Comprehensive Settlement changed the procedures for determining noncore rates to be charged by SoCalGas for the five-year period commencing August 1, 1994. These rates are based upon SoCalGas' recorded throughput to these customers for 1991. SoCalGas will bear the full risk of any declines in noncore deliveries from 1991 levels. Any revenue enhancement from deliveries in excess of 1991 levels will be limited by a crediting account mechanism that will require a credit to customers of 87.5 percent of revenues in excess of certain limits. These annual limits above which the credit is applicable increase from $11 million to $19 million over the five-year period from August 1, 1994, through July 31, 1999. SoCalGas' ability to report as earnings the results from revenues in excess of SoCalGas' authorized return from noncore customers due to volume increases has been limited for the five years beginning August 1, 1994, as a result of the Comprehensive Settlement. The 1999 Biennial Cost Allocation Proceeding is intended to adopt measures to replace this aspect of the Comprehensive Settlement when it expires during 1999.

--Gas Cost Incentive Mechanism (GCIM). On April 1, 1994, SoCalGas implemented a new process for evaluating its natural gas purchases, substantially replacing the previous process of reasonableness reviews. Initially a three-year pilot program, in December 1998 the CPUC extended the GCIM program indefinitely. Automatic annual extensions to the program will continue unless the CPUC issues an order stating otherwise.
     GCIM compares SoCalGas' cost of natural gas with a benchmark level, which is the average price of 30-day firm spot supplies in the basins in which SoCalGas purchases the natural gas. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared equally between customers and shareholders.
     The CPUC approved the use of natural gas futures for managing risk associated with the GCIM. SoCalGas enters into natural gas futures contracts in the open market on a limited basis to mitigate risk and better manage natural gas costs.
     In June 1997, SoCalGas requested a shareholder award of $11 million, which was approved by the CPUC in June 1998 and is included in pretax income in 1998. In June 1998, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $2 million for the annual period ended March 31, 1998. This request was approved by the CPUC in December 1998 and is included in pretax income in 1998.

--Attrition Allowances. The Comprehensive Settlement authorized SoCalGas an annual allowance for increases in operating and maintenance expenses. However, no attrition allowance was authorized for 1997 and beyond, based on an agreement reached as part of the PBR application.
     PE and SoCalGas recorded the impact of the Comprehensive Settlement in 1993. Upon giving effect to liabilities previously recognized by the companies, the costs of the Comprehensive Settlement, including the restructuring of natural gas supply contracts, did not result in any future charge to PE's earnings.

Biennial Cost Allocation Proceeding (BCAP)

In the second quarter of 1997, the CPUC issued a decision on SoCalGas' 1996 BCAP filing.
     In this decision, the CPUC considered SoCalGas' relinquishments of interstate pipeline capacity on both the El Paso and Transwestern pipelines. This resulted in a reduction in the pipeline demand charges allocated to SoCalGas' customers and surcharges allocated to firm capacity holders through pipeline rate-case settlements adopted at the FERC. However, the CPUC and FERC are reviewing the decision.
     In October 1998, SoCalGas filed 1999 BCAP applications requesting that new rates become effective August 1, 1999 and remain in effect through December 31, 2002. The proposed beginning date follows the conclusion of the Comprehensive Settlement (discussed above), and the proposed end date aligns with the expiration of SoCalGas' PBR. The application seeks overall decreases in natural gas revenues of $204 million.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1999, SoCalGas is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 1998, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed above under "Performance-Based Regulation."

Transactions with Affiliates

On December 16, 1997, the CPUC adopted rules, effective January 1, 1998, establishing uniform standards of conduct governing the manner in which IOUs conduct business with their energy-related affiliates. The objective of the affiliate-transaction rules is to ensure that these affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities. The rules establish standards relating to non-discrimination, disclosure and information exchange, and separation of activities.
      The CPUC excluded utility-to-utility transactions between SDG&E and SoCalGas from the affiliate-transaction rules in its March 1998 decision approving the business combination of Enova and PE (see Note 1).
     During 1998, 1997 and 1996, the Company sold natural gas transportation and storage services to SDG&E in the amount of $55 million to $60 million per year. These sales were at rates established by the CPUC.

NOTE 14:  SEGMENT INFORMATION

The Company has two separately managed reportable segments:
SoCalGas and Sempra Energy Trading (SET). SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of Central California. SET is based in Stamford, Connecticut, and is engaged in the nationwide wholesale trading and marketing of natural gas, power and petroleum. The Company has a 50 percent ownership interest in SET, and accounts for this investment on the equity method of accounting. However, for segment reporting, items of income and assets for SET are reported at 100 percent. A corresponding adjustment is made to reconcile the amounts to those that were reported by the Company under the equity method. The accounting policies of the segments are the same as those described in Note 2, and segment performance is evaluated by management based on reported net income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Utility transactions are primarily based on rates set by the CPUC.

---------------------------------------------------------------------
                                     For the years ended December 31,
(Dollars in millions)                     1998       1997        1996
---------------------------------------------------------------------
Revenues and Other Income:
  Southern California Gas           $   2,427   $   2,641   $   2,422
  Sempra Energy Trading                   110          --          --
  Sempra Energy Trading adjustment       (110)         --          --
  All other                                45         136         166
                                    ---------------------------------
    Total                           $   2,472   $   2,777   $   2,588
                                    ---------------------------------

Interest Revenue:
  Southern California Gas           $       4   $      16   $       5
  Sempra Energy Trading                     3          --          --
  Sempra Energy Trading adjustment         (3)         --          --
  All other                                15          15          14
                                    ---------------------------------
    Total  Interest                        19          31          19
  Sundry income                             1          15           6
                                    ---------------------------------
    Total Other Income              $      20   $      46   $      25
                                    ---------------------------------

Depreciation and amortization:
  Southern California Gas           $     254   $     251   $     248
  Sempra Energy Trading                    13          --          --
  Sempra Energy Trading adjustment        (13)         --          --
  All other                                 5           5           7
                                    ---------------------------------
    Total                           $     259   $     256   $     255
                                    ---------------------------------
Interest Expense:
  Southern California Gas           $      80   $      87   $      86
  Sempra Energy Trading                     5          --          --
  Sempra Energy Trading adjustment         (5)         --          --
  All other                               (13)         16          11
                                    ---------------------------------
    Total                           $      67   $     103   $      97
                                    ---------------------------------
Income Tax Expense (Benefit):
  Southern California Gas           $     128   $     178   $     148
  Sempra Energy Trading                    (9)         --          --
  Sempra Energy Trading adjustment          9          --          --
  All other                                (1)        (27)          3
                                    ---------------------------------
    Total                           $     127   $     151   $     151
                                    ---------------------------------
Net Income:
  Southern California Gas           $     158   $     231   $     193
  Sempra Energy Trading                   (13)         --          --
  Sempra Energy Trading adjustment          7          --          --
  All other                                (5)        (47)         10
                                    ---------------------------------
    Total                           $     147   $     184   $     203
                                    ---------------------------------

---------------------------------------------------------------------
                                         At December 31, or for
                                          the year then ended
(Dollars in millions)                   1998         1997        1996
---------------------------------------------------------------------
Assets:
  Southern California Gas           $   3,834   $   4,205   $   4,354
  Sempra Energy Trading                 1,225         846          --
  Sempra Energy Trading adjustment     (1,225)       (846)         --
  All other                               764         772         832
                                    ---------------------------------
    Total                           $   4,598   $   4,977   $   5,186
                                    ---------------------------------
Capital Expenditures:
  Southern California Gas           $     128   $     159   $     197
  Sempra Energy Trading                    --          --          --
  All other                                22          28           7
                                    ---------------------------------
    Total                           $     150   $     187   $     204
                                    ---------------------------------
Geographic Information:
  Long-lived assets
    United States                   $   3,096    $  3,287   $   3,301
    Latin America                         106          58          51
                                    ---------------------------------
    Total                           $   3,202    $  3,345   $   3,352
                                    ---------------------------------
  Revenues and Other Income:
    United States                   $   2,471    $  2,776   $   2,587
    Latin America                           1           1           1
                                    ---------------------------------
    Total                           $   2,472    $  2,777   $   2,588
---------------------------------------------------------------------

NOTE 15:  SUBSEQUENT EVENT

On February 22, 1999, Sempra Energy and KN Energy, Inc. (KN Energy) announced that their respective boards of directors approved Sempra Energy's acquisition of KN Energy, subject to approval by the shareholders of both companies and by various federal and state regulatory agencies. If the transaction is approved, holders of KN Energy common stock will receive 1.115 shares of Sempra Energy common stock or $25 in cash, or some combination thereof, for each share of KN Energy common stock. In the aggregate, the cash portion of the transaction will constitute not more than 30 percent of the total consideration of $1.7 billion. The companies anticipate that the closing will occur in six to eight months. The transaction will be treated as a purchase for accounting purposes.


NOTE 16:  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Quarter ended
                            -------------------------------------------------------
Dollars in millions          March 31     June 30     September 30     December 31
-----------------------------------------------------------------------------------
1998
Operating Revenues           $    678    $    585       $    521        $    688
Operating expenses                581         541            421             588
                              -----------------------------------------------------
Operating income             $     97    $     44       $    100        $    100
                              -----------------------------------------------------
Net income                   $     40    $     12       $     45        $     50
Dividends on preferred stock        1           1              1               1
                              -----------------------------------------------------
Net income applicable
  to common shares           $     39    $     11       $     44        $     49
                              =====================================================

1997
Operating Revenues           $    803    $     598      $    624        $    752
Operating expenses                687          470           525             657
                              -----------------------------------------------------
Operating income             $    116    $     128      $     99        $     95
                              -----------------------------------------------------
Net income                   $     50    $      57      $     37        $     40
Dividends on preferred stock        1            1             1               1
                              -----------------------------------------------------
Net income applicable
  to common shares           $     49    $      56      $     36        $     39
                              =====================================================



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 1999 annual meeting of shareholders. The information required on the Company's executive officers is set forth in Item 4 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Information Statement prepared for the May 1999 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 1999 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                   This Report

Independent Auditors' Report . . . . . . . . . . . . . . 30

Statements of Consolidated Income for the years
  ended December 31, 1998, 1997 and 1996 . . . . . . . . 31

Consolidated Balance Sheets at December 31,
  1998 and 1997. . . . . . . . . . . . . . . . . . . . . 32

Statements of Consolidated Cash Flows for the
  years ended December 31, 1998, 1997 and 1996 . . . . . 34

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . 36

Notes to Consolidated Financial Statements . . . . . . . 37

Quarterly Financial Data (Unaudited) . . . . . . . . . . 61

2. Financial statement schedules

The following documents may be found in this report at the indicated page numbers:

Independent Auditors' Consent and
   Report on Schedule. . . . . . . . . . . . . . . . . . 63
Schedule I--Condensed Financial Information of Parent. . 64

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the notes to the Consolidated Financial Statements herein.

3. Exhibits
See Exhibit Index on page 67 of this report.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed after September 30, 1998.


INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Pacific Enterprises:

We consent to the incorporation by reference in Registration Statement Nos. 2-96782, 33-26357, 2-66833, 2-96781, 33-21908 and
33-54055 of Pacific Enterprises on Forms S-8 and Registration Statement Nos. 33-24830 and 33-44338 of Pacific Enterprises on Forms S-3 of our report dated January 27, 1999, except for Note 15 as to which the date is February 22, 1999, appearing in this Annual Report on Form 10-K of Pacific Enterprises for the year ended December 31, 1998.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Pacific Enterprises, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 31, 1999



Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

PACIFIC ENTERPRISES
Schedule 1
Condensed Financial Information of Parent

                        Condensed Statements of Income
                            (Dollars in millions)


For the years ended December 31           1998        1997      1996
                                        --------   --------   --------
Revenues and other income               $     11   $     20   $     65
Expenses, interest and income taxes           20         59         64
                                        --------   --------   --------
Loss before subsidiary earnings               (9)       (39)         1
Subsidiary earnings                          152        219        195
                                        --------   --------   --------
Earnings applicable to common shares    $    143   $    180   $    196
                                        ========   ========   ========


PACIFIC ENTERPRISES
Schedule 1 (continued)
Condensed Financial Information of Parent

                           Condensed Balance Sheets
                            (Dollars in millions)


Balance at December 31                               1998          1997
                                                  ----------    ----------
Assets:
   Cash and temporary investments                 $        3    $      151
   Other current assets                                  130            13
                                                  ----------    ----------
     Total current assets                                133           164
Investments in subsidiaries                            1,763         1,659
Deferred charges and other assets                        162           232
                                                  ----------    ----------
     Total Assets                                 $    2,058    $    2,055
                                                  ==========    ==========
Liabilities and Shareholders' Equity:
   Dividends payable                              $        1    $        2
   Due to affiliates                                     171           180
   Other current liabilities                             203            51
                                                  ----------    ----------
     Total current liabilities                           375           233
Other long-term liabilities                              136           353
Preferred stock                                           80            80
Common equity                                          1,467         1,389
                                                  ----------    ----------
     Total Liabilities and Shareholders' Equity   $    2,058    $    2,055
                                                  ==========    ==========


PACIFIC ENTERPRISES
Schedule 1 (continued)
Condensed Financial Information of Parent

                      Condensed Statements of Cash Flows
                          (Dollars in millions)


For the years ended December 31                     1998       1997      1996
                                                  --------   -------   -------
Cash flows from operating activities             $   (220)  $   (19)  $  (110)
                                                 --------   -------   -------
Expenditures for property, plant and equipment        (12)      (10)       --
Dividends received from subsidiaries                  164       251       255
Increase in investments and other                     (53)     (152)       (1)
                                                 --------   -------   -------
Cash flows from investing activities                   99        89       254
                                                 --------   -------   -------
Sale of common stock                                   27        17         8
Repurchase of common stock                             --       (48)      (24)
Increase in short-term debt                            43        --
Redemption of preferred stock                          --        --      (110)
Common dividends                                      (97)     (122)     (119)
                                                 --------   -------   -------
Cash flows from financing activities                  (27)     (153)     (245)
                                                 --------   -------   -------
Net cash flow                                        (148)      (83)     (101)
Cash and temporary investments,
   beginning of year                                  151       234       335
                                                 --------   -------   -------
Cash and temporary investments, end of year      $      3  $    151   $   234
                                                 ========   =======   =======






SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 PACIFIC ENTERPRISES

                             By:
                                   /s/ Richard D. Farman             .
                                 Richard D. Farman
                                 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Name/Title                              Signature          Date

Principal Executive Officers:
Richard D. Farman
Chairman, Chief Executive Officer  /s/ Richard D. Farman        March 2, 1999

Stephen L. Baum
President,
Chief Operating Officer            /s/ Stephen L. Baum          March 2, 1999

Principal Financial Officer:
Neal E. Schmale
Executive Vice President,
Chief Financial Officer            /s/ Neal E. Schmale          March 2, 1999

Principal Accounting Officer:
Frank H. Ault
Vice President, Controller         /s/ Frank H. Ault           March 2, 1999

Directors:
Richard D. Farman
Chairman                           /s/ Richard D. Farman        March 2, 1999

Hyla H. Bertea
Director                           /s/ Hyla H. Bertea           March 2, 1999

Ann Burr
Director                           /s/ Ann Burr                 March 2, 1999

Herbert L. Carter
Director                           /s/ Herbert L. Carter        March 2, 1999

Richard A. Collato
Director                           /s/ Richard A. Collato       March 2, 1999

Daniel W. Derbes
Director                           /s/ Daniel W. Derbes         March 2, 1999

Wilford D. Godbold, Jr.
Director                           /s/ Wilford D. Godbold, Jr.  March 2, 1999

Robert H. Goldsmith
Director                           /s/ Robert H. Goldsmith      March 2, 1999

William D. Jones
Director                           /s/ William D. Jones         March 2, 1999

Ignacio E. Lozano, Jr.
Director                           /s/ Ignacio E. Lozano, Jr.   March 2, 1999

Ralph R. Ocampo
Director                           /s/ Ralph R. Ocampo          March 2, 1999

William G. Ouchi
Director                           /s/ William G. Ouchi         March 2, 1999

Richard J. Stegemeier
Director                           /s/ Richard J. Stegemeier    March 2, 1999

Thomas C. Stickel
Director                           /s/ Thomas C. Stickel        March 2, 1999

Diana L. Walker
Director                           /s/ Diana L. Walker          March 2, 1999


                           EXHIBIT INDEX

The Forms 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-14201 (Sempra Energy), Commission File
Number 1-40 (Pacific Enterprises) and/or Commission File Number 1-1402 (Southern California Gas Company).

Exhibit 3 -- By-Laws and Articles Of Incorporation

3.01 Articles of Incorporation of Pacific Enterprises (Pacific Enterprises 1996 Form 10-K; Exhibit 3.01).

3.02  Restated bylaws of Pacific Enterprises dated March 2, 1999.

Exhibit 4 -- Instruments Defining The Rights Of Security Holders

The Company agrees to furnish a copy of each such instrument to the Commission upon request.

4.01 Specimen Common Stock Certificate of Pacific Enterprises (Pacific Enterprises 1988 Form 10-K; Exhibit 4.01).

4.02 Specimen Preferred Stock Certificates of Pacific Enterprises (Pacific Lighting Corporation 1980 Form 10-K; Exhibit 4.02).

4.03 First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940; Exhibit B-4).

4.04 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of July 1, 1947 (Registration Statement No. 2-7072 filed by Southern California Gas Company on March 15, 1947; Exhibit B-5).

4.05 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955 (Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955; Exhibit 4.07).

4.06 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956;
      Exhibit 2.08).

4.07 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972 (Registration Statement No. 2-59832 filed by Southern California Gas Company on September 6, 1977; Exhibit 2.19).

4.08 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976 (Registration Statement No. 2-56034 filed by Southern California Gas Company on April 14, 1976; Exhibit 2.20).

4.09 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981 (Pacific Lighting Corporation 1981 Form 10-K; Exhibit 4.25).

4.10 Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Pacific Lighting Corporation 1984 Form 10-K; Exhibit 4.29).

4.11 Supplemental Indenture of Southern California Gas Company to Bankers Trust Company of California, N.A., successor to Wells Fargo Bank, National Association dated as of January 15, 1988 (Pacific Enterprises 1987 Form 10-K; Exhibit 4.11).

4.12 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. (Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992; Exhibit 4.37).

4.13 Rights Agreement dated as of March 7, 1990 between Pacific Enterprises and Security Pacific National Bank, as Rights Agent (Pacific Enterprises September 25, 1992 Form 8-K; Exhibit 4).

Exhibit 10 -- Material Contracts

10.01 Form of Indemnification Agreement between Pacific Enterprises and each of its directors and officers (Pacific Enterprises 1992 Form 10-K;
       Exhibit 10.07).

10.03 Operating Agreement of Mineral JV, LLC, dated as of January 13, 1997 (Registration Statement No. 333-21229 filed by Mineral Energy Company on February 5, 1997; Exhibit 10.5).

Executive Compensation Plans and Arrangements

10.09 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998 (1998 Sempra Energy Form 10-K Exhibit 10.09).

10.11 Sempra Energy Executive Incentive Plan effective June 1, 1998 (1998 Sempra Energy Form 10-K Exhibit 10.11).

10.12 Sempra Energy Executive Deferred Compensation Agreement effective June 1, 1998 (1998 Sempra Energy Form 10-K Exhibit 10.12).

10.12 Pacific Enterprises Deferred Compensation Plan for Key Management Employees (Pacific Lighting Corporation 1985 Form 10-K; Exhibit 10.41).

10.14 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998; Exhibit 4.1).

10.16 Enova Corporation 1986 Long-Term Incentive Plan amended and restated as the Sempra Energy 1986 Long-Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161; Exhibit 4.3).

10.17 Pacific Lighting Corporation Stock Incentive Plan amended and restated as the Sempra Energy Stock Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161; Exhibit 4.4).

10.18 Pacific Enterprises Employee Stock Option Plan amended and restated as the Sempra Energy Employee Stock Option Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161; Exhibit 4.5).

10.04 Restatement and Amendment of Pacific Enterprises 1979 Stock Option Plan (Registration Statement No. 2-66833 filed by Pacific Lighting Corporation on March 5, 1980; Exhibit 1.1).

10.05 Pacific Enterprises Supplemental Medical Reimbursement Plan for Senior Officers (Pacific Lighting Corporation 1980 Form 10-K; Exhibit 10.24).

10.06 Pacific Enterprises Financial Services Program for Senior Officers (Pacific Lighting Corporation 1980 Form 10-K; Exhibit 10.25).

10.07 Pacific Enterprises Supplemental Retirement and Survivor Plan (Pacific Lighting Corporation 1984 Form 10-K; Exhibit 10.36).

10.08 Pacific Lighting Corporation Stock Payment Plan (Pacific Lighting Corporation 1984 Form 10-K; Exhibit 10.37).

10.09 Pacific Lighting Corporation Pension Restoration Plan (Pacific Lighting Corporation 1980 Form 10-K; Exhibit 10.28).

10.10 Southern California Gas Company Pension Restoration Plan For Certain Management Employees (Pacific Lighting Corporation 1980 Form 10-K;
       Exhibit 10.29).

10.11 Pacific Enterprises Executive Incentive Plan (Pacific Enterprises 1987 Form 10-K; Exhibit 10.13).

10.13 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992. (Pacific Enterprises 1992 Form 10-K; Exhibit 10.18).

10.14 Pacific Enterprises Stock Incentive Plan (Registration Statement No. 33-21908 filed by Pacific Enterprises on May 17, 1988; Exhibit 4.01).

10.15 Pacific Enterprises Retirement Plan for Directors (Pacific Enterprises 1992 Form 10-K; Exhibit 10.20).

10.16 Pacific Enterprises Director's Deferred Compensation Plan (Pacific Enterprises 1992 Form 10-K; Exhibit 10.21).

10.17 Amended and Restated Pacific Enterprises Employee Stock Option Plan (as of March 4, 1997) (Pacific Enterprises 1996 Form 10-K; Exhibit 10.17).

10.18  Form of Severance Agreement (Pacific Enterprises 1996 Form 10-K;
       Exhibit 10.18).

10.19  Form of Incentive Bonus Agreement (Pacific Enterprises 1996 Form 10-K;
       Exhibit 10.19).

Exhibit 21 -- Subsidiaries

See Notes 1 and 3 of notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Items 7 and 8 herein.

Exhibit 23 - Independent Auditors' Consent, page 63.

Exhibit 27 -- Financial Data Schedule

27.01  Financial Data Schedule for the year ended December 31, 1998.


GLOSSARY


BCAP                    Biennial Cost Allocation Proceeding

Bcf                     Billion Cubic Feet (of natural gas)

CPUC                    California Public Utilities Commission

DGN                     Distribuidora de Gas Natural

Enova                   Enova Corporation

EOR                     Enhanced Oil Recovery

ESOP                    Employee Stock Ownership Plan

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

GCIM                    Gas Cost Incentive Mechanism

GRC                     General Rate Case

IDBs                    Industrial Development Bonds

IOUs                    Investor-Owned Utilities

IT                      Information Technology

Mcf                     Thousand Cubic Feet (of natural gas)

Mmcfd                   Million Cubic Feet (of natural gas) per day

ORA                     Office of Ratepayer Advocates

PBR                     Performance-Based Ratemaking

PE                      Pacific Enterprises

PEI                     Pacific Enterprises International

PRP                     Potential Responsible Party

ROE                     Return on Equity

ROR                     Rate of Return

SDG&E                   San Diego Gas & Electric Company

SEC                     Securities and Exchange Commission

SEI                     Sempra Energy International

SER                     Sempra Energy Resources

Solutions               Sempra Energy Solutions

SET                     Sempra Energy Trading

SEUV                    Sempra Energy Utility Ventures

SFAS                    Statement of Financial Accounting Standards

SoCalGas                Southern California Gas Company

UEG                     Utility electric generation

VaR                     Value at Risk







70

3