Form 10-Q
period 1999-03-31
PACIFIC ENTERPRISES INC
filed 1999-05-17
CIK 75527

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999
                              --------------------------------------

Commission file number                      1-40
                      ----------------------------------------------

                              PACIFIC ENTERPRISES
          ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        California                                 94-0743670
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

555 West Fifth Street, Los Angeles, California           90013-1011
--------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

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



ITEM 1.  FINANCIAL STATEMENTS.


              PACIFIC ENTERPRISES AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                     (Dollars in millions)

                                       Three Months Ended
                                             March 31,
                                        ------------------
                                           1999    1998
                                          ------  ------

Revenues and Other Income:
 Operating revenues                        $614     $669
 Other                                        5        9
                                           ----     ----
     Total                                  619      678
                                           ----     ----
Expenses:
 Cost of natural gas distributed            256      290
 Operating expenses                         162      197
 Depreciation and amortization               65       64
 Franchise payments and other taxes          25       29
 Preferred dividends of subsidiaries         --        1
                                           ----     ----
     Total                                  508      581
                                           ----     ----
Income Before Interest and Income Taxes     111       97
Interest                                     23       19
                                           ----     ----
Income Before Income Taxes                   88       78
Income Taxes                                 40       38
                                           ----     ----
Net Income                                   48       40
Preferred Dividend Requirements               1        1
                                           ----     ----
Earnings Applicable to
 Common Shares                             $ 47     $ 39
                                           ====     ====

See notes to Consolidated Financial Statements.




                   PACIFIC ENTERPRISES AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)


                                               Balance at
                                         ------------------------
                                          March 31,   December 31,
                                            1999          1998
                                         (Unaudited)
                                         ----------   -----------

ASSETS
Current Assets:
  Cash and cash equivalents                $   311       $   27
  Accounts and notes receivable - trade        370          444
  Accounts and notes receivable - other         28           18
  Due from affiliates                          127          119
  Income taxes receivable                        6           22
  Deferred income taxes                        167          130
  Natural gas in storage                         4           49
  Materials and supplies                        13           16
  Prepaid expenses                              27           19
                                            ------       ------
      Total current assets                   1,053          844
                                            ------       ------
Property, plant and equipment                6,157        6,152
  Less accumulated depreciation and
    amortization                            (3,207)      (3,149)
                                            ------       ------
      Total property, plant and
        equipment - net                      2,950        3,003
                                            ------       ------
Investments and other assets:
  Regulatory assets                            347          351
  Other receivables                            129          130
  Investments                                    7          209
  Other assets                                  60           61
                                            ------       ------
      Total investments and
         other assets                          543          751
                                            ------       ------
      Total                                 $4,546       $4,598
                                            ======       ======
See notes to Consolidated Financial Statements.

                    PACIFIC ENTERPRISES AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in millions)

                                                  Balance at
                                           -------------------------
                                           March 31,     December 31,
                                             1999           1998
                                          (Unaudited)
                                           ---------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                           $    --        $    43
  Long-term debt due within one year            208            206
  Accounts payable - trade                      118            163
  Accounts payable - other                      234            245
  Regulatory balancing accounts
    overcollected - net                         392            129
  Interest accrued                               49             47
  Dividends payable                             101             --
  Other taxes payable                            46             32
  Other                                          94            149
                                             ------         ------
      Total current liabilities               1,242          1,014
                                             ------         ------
Long-term Debt                                  970            985
                                             ------         ------
Deferred credits and other liabilities:
  Post-retirement benefits other than pensions  190            210
  Deferred income taxes - net                   257            220
  Deferred investment tax credits                57             58
  Other deferred credits and
    other liabilities                           553            544
                                             ------         ------
      Total deferred credits and
        other liabilities                     1,057          1,032
                                             ------         ------
Preferred stock of subsidiary                    20             20
                                             ------         ------
Commitments and contingent liabilities (Note 3)

Shareholders' equity:
  Capital stock:
    Preferred                                    80             80
    Common                                    1,134          1,117
                                             ------         ------
      Total capital stock                     1,214          1,197
  Retained earnings                              88            395
  Deferred compensation relating to
    Employee Stock Ownership Plan               (45)           (45)
                                             ------         ------
      Total shareholders' equity              1,257          1,547
                                             ------         ------
         Total                               $4,546         $4,598
                                             ======         ======
See notes to Consolidated Financial Statements.


                   PACIFIC ENTERPRISES AND SUBSIDIARIES
        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                          (Dollars in millions)

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     1999        1998
                                                    ------       -----
Cash Flows from Operating Activities:
  Net Income                                        $  48       $  40
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                    65          64
      Deferred income taxes                            36           5
      Other - net                                     (36)         (1)
      Net change in other working capital
        components                                    205         423
                                                    -----       -----
          Net cash provided by operating
            activities                                318         531
                                                    -----       -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                         (33)        (31)
  (Increase) decrease in other investments             19         (70)
  (Increase) decrease in other receivables,
     regulatory assets and other assets                 6          (2)
                                                    -----       -----
           Net cash used in investing activities       (8)       (103)
                                                    -----       -----
Cash Flows from Financing Activities:
  Capital contributions from parent                    17           9
  Repurchase of preferred stock of a subsidiary        --         (75)
  Issuance of long-term debt                           --          75
  Payment on long-term debt                            --        (151)
  Decrease in short-term debt                         (43)       (272)
  Common dividends paid                                --         (31)
  Preferred dividends paid                             --          (1)
                                                    -----       -----
          Net cash used in financing activities       (26)       (446)
                                                    -----       -----
Increase (Decrease) in Cash and Cash Equivalents      284         (18)
Cash and Cash Equivalents, January 1                   27         153
                                                    -----       -----
Cash and Cash Equivalents, March 31                 $ 311       $ 135
                                                    =====       =====
Supplemental Disclosure of Cash Flow Information:
  Interest payments (net of amount capitalized)     $  21       $  20
                                                    =====       =====
  Income tax payments                               $  53       $  20
                                                    =====       =====
See notes to Consolidated Financial Statements.








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE or the Company), the parent company of Southern California Gas Company (SoCalGas). The Company is a subsidiary of Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of PE and its subsidiaries.

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

The Company's significant accounting policies, as well as those of its subsidiaries, are described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. The same accounting policies are followed for interim reporting purposes.

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report, which includes the Consolidated
Financial Statements and notes thereto, and the annual "Management's Discussion & Analysis of Financial Condition and Results of
Operations."

In conformity with generally accepted accounting principles, SoCalGas' accounting policies reflect the financial effects of rate regulation authorized by the California Public Utilities Commission
(CPUC). SoCalGas applies the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). This statement requires cost-based rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. SoCalGas continues to meet the criteria of SFAS No. 71 in accounting for its regulated operations.

2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual Report.

Expenses incurred in connection with the business combination were $0.3 million, after tax, and $0.5 million, after tax, for the three-month periods ended March 31, 1999 and 1998, respectively. These costs consisted primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

As a result of the business combination, PE dividended certain nonutility subsidiaries to Sempra Energy during 1998. In March 1999, Pacific Enterprises International (PEI) was dividended to Sempra Energy. PE transferred its ownership interest in Sempra Energy Solutions to Sempra Energy effective January 1999 and its ownership interest in Sempra Energy Trading to Sempra Energy effective April 1999. At the end of April 1999, SoCalGas remains as the sole subsidiary of PE.

KN Energy

On February 22, 1999, Sempra Energy and KN Energy, Inc. (KN Energy) announced that their respective boards of directors had approved Sempra Energy's acquisition of KN Energy, subject to approval by the shareholders of both companies and by various federal and state regulatory agencies. If the transaction is approved, holders of KN Energy common stock will receive 1.115 shares of Sempra Energy common stock or $25 in cash, or some combination thereof, for each share of KN Energy common stock. In the aggregate, the cash portion of the transaction will constitute not more than 30 percent of the total consideration. The transaction will be treated as a purchase for accounting purposes. On March 30, 1999, Sempra Energy was notified that the U.S. Federal Trade Commission had granted the Company's request for early clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed merger.

3.  MATERIAL CONTINGENCIES

NATURAL GAS INDUSTRY RESTRUCTURING

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California's natural gas consumers.

In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC will hold hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SDG&E and SoCalGas will actively participate in this effort.

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

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month periods ended March 31, 1999 and 1998 was equal to net income.

5. SEGMENT INFORMATION

The Company has two separately managed reportable segments: SoCalGas and Sempra Energy Trading (SET). However, see Note 2 regarding PE's dividend of its SET holdings to Sempra Energy in April 1999. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut, and is engaged in the nationwide wholesale trading and marketing of natural gas, power and petroleum. The Company has a 50-percent ownership interest in SET, and accounts for this investment on the equity method of accounting. However, for segment reporting, items of income and assets for SET are reported at 100 percent. A corresponding adjustment is made to reconcile the amounts to those that were reported by the Company under the equity method. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report, and segment performance is evaluated by management based on reported net income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Utility transactions are primarily based on rates set by the CPUC. There were no significant changes in segment assets during the three months ended March 31, 1999. Segment information of SoCalGas is provided in the company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1999.

------------------------------------------------------------------
                                        Three months ended
                                             March 31,
                                     -----------------------------
(Dollars in millions)                    1999          1998
------------------------------------------------------------------
Revenues and Other Income:
  Southern California Gas           $     607     $    664
  Sempra Energy Trading                    73            9
  Sempra Energy Trading adjustment        (73)          (9)
  All other                                12           14
                                    ----------------------
    Total                           $     619   $      678
                                    ----------------------

Net Income:
  Southern California Gas*          $      47    $      47
  Sempra Energy Trading                     1           (8)
  Sempra Energy Trading adjustment         (1)           4
  All other                                 1           (3)
                                    ----------------------
    Total                           $      48   $       40
                                    ----------------------
* after preferred dividends


ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 1998 Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those anticipated.

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; energy markets; weather conditions; business, regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity industries; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission. Readers are cautioned not to put undue reliance on any forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination and the KN Energy proposed merger.

CAPITAL RESOURCES AND LIQUIDITY

The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Cash requirements primarily include utility capital expenditures and repayments and retirements of long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at March 31, 1999 are available for investment in utility plant, the retirement of debt, and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operations decreased primarily due to payments on behalf of affiliated companies and a decrease in collections on regulatory balancing accounts compared to 1998. Overcollected balancing accounts payable increased in 1999 and undercollected balancing accounts receivable decreased in 1998 due to actual natural gas costs' being lower than amounts collected in rates for both periods.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $180 million for the full year 1999 and will be financed primarily by internally generated funds and will largely represent investment in utility operations. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

In January 1998 PE and Enova jointly acquired CES/Way International, Inc. for a total of $79 million. CES/Way provides energy-efficiency services, including energy audits, engineering design, project management, construction, financing and contract maintenance. Effective January 1999, PE transferred its ownership interest in CES/Way to Sempra Energy.

In March 1998 PE increased its existing investment in two Argentine natural gas utility holding companies from 12.5 percent to 21.5 percent by purchasing an additional interest for $40 million. In March 1999 Pacific Enterprises International (PEI) was dividended to Sempra Energy.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased due to greater long-term and short-term debt repayments, the redemption of SoCalGas' preferred stock and the payment of dividends on common stock. On February 2, 1998, SoCalGas redeemed all outstanding shares of 7-3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

RESULTS OF OPERATIONS

Consolidated earnings consist primarily of the results from SoCalGas. SoCalGas' net income for the three-month period ended March 31, 1999 was consistent with net income for the same period in 1998. The increase in net income was due to the improved results of Sempra Energy Trading (SET) due to higher trading gains.

UTILITY OPERATIONS

The table below summarizes the components of natural gas volumes and revenues by customer class for the three months ended March 31, 1999 and 1998.


Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                           Throughput  Revenue  Throughput  Revenue   Throughput  Revenue
                           --------------------------------------------------------------
1999:
 Residential                     100   $  619           1     $  1          101   $  620
 Commercial and industrial        25      144          77       62          102      206
 Utility electric generation*                          16        7           16        7
 Wholesale                                             45       16           45       16
                           --------------------------------------------------------------
                                 125   $  763         139     $ 86          264      849
 Balancing accounts and other                                                       (242)
                                                                                 --------
   Total                                                                          $  607
-----------------------------------------------------------------------------------------

1998:
 Residential                      96   $  710           1     $  4           97   $  714
 Commercial and industrial        24      153          81       66          105      219
 Utility electric generation*                          23       11           23       11
 Wholesale                                             43       13           43       13
                           --------------------------------------------------------------
                                 120   $  863         148     $ 94          268      957
 Balancing accounts and other                                                       (293)
                                                                                 --------
   Total                                                                          $  664
-----------------------------------------------------------------------------------------
* The portion representing SDG&E's sales for electric generation includes margin only.


Utility natural gas revenues decreased 9 percent for the three-month period ended March 31, 1999, compared to the same period in 1998. The decrease was primarily due to a decrease in the average cost of natural gas and lower utility electric generating sales, partially offset by a slight increase in sales to residential customers due to customer growth and colder weather in 1999.

Cost of natural gas distributed decreased 15 percent for the three-month period ended March 31, 1999 compared to the same period in 1998. The decrease was primarily due to a decrease in the average cost of natural gas purchased and lower utility electric generating sales. Under the current regulatory framework, changes in revenue resulting from core market changes in volumes and the cost of natural gas do not affect net income.

Operating expenses decreased 6 percent for the three-month period ended March 31, 1999 compared to the same period in 1998 due to a continuing emphasis on reducing operating costs to remain competitive in the marketplace.


YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating embedded processors. To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs have now been consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy has established a central Year 2000 Program Office, which reports to the Company's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy has identified all IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

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

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $40 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the reasonably likely worst case scenario is for small, localized interruptions of utility service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

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

A portion of this risk is due to the various Year 2000 Ready schedules of critical third party suppliers and customers. The Company continues to contact its critical suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and its non-IT systems.

The Company's Contingency Plans

Sempra Energy's contingency plans for Year-2000-related interruptions are being incorporated in the Company's existing overall emergency preparedness plans. To the extent appropriate, such plans will include emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing inventory levels. These contingency plans are well underway and the Company plans to be completed by June 30, 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Company's performance in the near future will primarily depend on the results of SoCalGas. Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed in this section and in "Other Operations" and "International Operations" below.

KN Energy Acquisition

See discussion of the KN Energy acquisition in Note 2 of the notes to Consolidated Financial Statements.

Industry Restructuring

See discussion of industry restructuring in Note 3 of the notes to Consolidated Financial Statements.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure.

SoCalGas' PBR is in effect through December 31, 2002; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective at year-end 1999.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1999, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base (ROR), unchanged from 1998.

Annual Earnings Assessment Proceeding

An application was filed in May 1999 to recover shareholder rewards for the Demand Side Management (DSM) programs and incentives earned for its energy-efficiency and low-income programs totaling $5 million. The revenue requirement increase is proposed to become effective on January 1, 2000. The DSM rewards and low-income program incentives will be collected and recorded in earnings over ten years. The energy-efficiency program incentives are recovered in one year. Rewards and incentives for these programs are subject to CPUC approval.

The CPUC has extended interim utility administration of energy-efficiency and low-income programs through December 31, 2001.

OTHER OPERATIONS

Sempra Energy Solutions (Solutions), formed in 1997 as a joint venture of PE and Enova, incorporates several existing unregulated businesses from each of PE and Enova. Effective January 1999, PE transferred its ownership interest in Solutions to Sempra Energy.

Sempra Energy Trading Corp. (SET), a leading natural-gas power marketing firm headquartered in Stamford, Connecticut, was jointly acquired by PE and Enova on December 31, 1997. For the three-month period ended March 31, 1999, SET recorded after-tax income of $1 million, compared to a net loss of $7 million in the first quarter of 1998. The increase in income was primarily due to SET's acquisition of CNG Energy Services Corporation, a subsidiary of Pittsburgh-based Consolidated Natural Gas Company, in July 1998. Effective April 1999, PE transferred its ownership interest in SET to Sempra Energy.

INTERNATIONAL OPERATIONS

In conjunction with the PE/Enova business combination, in March 1999, Enova's and PE's ownership interests in international subsidiaries were transferred to Sempra Energy at book value.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE

At the annual meeting on May 11, 1999, the Company's shareholders elected 16 directors to hold office until the next annual meeting and until their successors have been elected and qualified. The name of each nominee and the number of shares voted for or withheld were as follows:

Nominees                    Votes For           Votes Withheld
-------------------------------------------------------------------
Stephen L. Baum            83,917,664                 --
Hyla H. Bertea             83,917,664                 --
Ann L. Burr                83,917,664                 --
Herbert L. Carter          83,917,664                 --
Richard A. Collato         83,917,664                 --
Daniel W. Derbes           83,917,664                 --
Richard D. Farman          83,917,664                 --
Wilford D. Godbold, Jr.    83,917,664                 --
Robert H. Goldsmith        83,917,664                 --
William D. Jones           83,917,664                 --
Ignacio E. Lozano, Jr.     83,917,664                 --
Ralph R. Ocampo            83,917,664                 --
William G. Ouchi           83,917,664                 --
Richard J. Stegemeier      83,917,664                 --
Thomas C. Stickel          83,917,664                 --
Diana L. Walker            83,917,664                 --



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 10 - Material Contracts - Compensation

      10.1  Form of Sempra Energy Severance Pay Agreement

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the three months ended
      March 31, 1999.

(b)   Reports on Form 8-K

      None.







SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACIFIC ENTERPRISES
                                       -------------------
                                           (Registrant)






Date: May 14, 1999               By:  /s/ F. H. Ault
                                    ----------------------------

                                          F. H. Ault
                                   Vice President and Controller





14

17