Form 10-Q
period 1999-06-30
PACIFIC ENTERPRISES INC
filed 1999-08-12
CIK 75527

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                              --------------------------------------

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



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      PACIFIC ENTERPRISES AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                     (Dollars in millions)
                                       Three Months Ended
                                             June 30,
                                        ------------------
                                           1999    1998
                                          ------  ------
Revenues and Other Income:
 Operating revenues                        $621     $581
 Other                                       (3)       4
                                           ----     ----
     Total                                  618      585
                                           ----     ----
Expenses:
 Cost of natural gas distributed            241      168
 Operating expenses                         194      283
 Depreciation and amortization               65       64
 Franchise payments and other taxes          20       26
 Preferred dividends of subsidiaries          1       --
                                           ----     ----
     Total                                  521      541
                                           ----     ----
Income Before Interest and Income Taxes      97       44
Interest                                     22       16
                                           ----     ----
Income Before Income Taxes                   75       28
Income Taxes                                 35       16
                                           ----     ----
Net Income                                   40       12
Preferred Dividend Requirements               1        1
                                           ----     ----
Earnings Applicable to
 Common Shares                             $ 39     $ 11
                                           ====     ====

See notes to Consolidated Financial Statements.



      PACIFIC ENTERPRISES AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                     (Dollars in millions)

                                        Six Months Ended
                                             June 30,
                                        ------------------
                                           1999     1998
                                          ------   ------
Revenues and Other Income:
 Operating revenues                      $1,235   $1,250
 Other                                        2       13
                                           ----    -----
     Total                                1,237    1,263
                                           ----    -----
Expenses:
 Cost of natural gas distributed            497      458
 Operating expenses                         356      480
 Depreciation and amortization              130      128
 Franchise payments and other taxes          45       55
 Preferred dividends of subsidiaries          1        1
                                           ----    -----
     Total                                1,029    1,122
                                           ----    -----
Income Before Interest and Income Taxes     208      141
Interest                                     45       35
                                           ----    -----
Income Before Income Taxes                  163      106
Income Taxes                                 75       54
                                           ----    -----
Net Income                                   88       52
Preferred Dividend Requirements               2        2
                                           ----    -----
Earnings Applicable to
 Common Shares                             $ 86    $  50
                                           ====    =====
See notes to Consolidated Financial Statements.




                   PACIFIC ENTERPRISES AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)

                                               Balance at
                                         ------------------------
                                          June 30,   December 31,
                                            1999          1998
                                         (Unaudited)
                                         ----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                $   199       $   27
  Accounts and notes receivable                254          462
  Due from affiliates                           50          119
  Income taxes receivable                       19           22
  Deferred income taxes                        165          130
  Natural gas in storage                         3           49
  Materials and supplies                        13           16
  Prepaid expenses                              23           19
                                            ------       ------
      Total current assets                     726          844
                                            ------       ------
Investments and other assets:
  Regulatory assets                            343          351
  Other receivables                            128          130
  Investments                                    2          209
  Other assets                                  62           61
                                            ------       ------
      Total investments and
         other assets                          535          751
                                            ------       ------
Property, plant and equipment                6,141        6,152
  Less accumulated depreciation and
    amortization                            (3,241)      (3,149)
                                            ------       ------
      Total property, plant and
        equipment - net                      2,900        3,003
                                            ------       ------
      Total                                 $4,161       $4,598
                                            ======       ======
See notes to Consolidated Financial Statements.

</table


                    PACIFIC ENTERPRISES AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in millions)
                                                  Balance at
                                           -------------------------
                                           June 30,     December 31,
                                             1999           1998
                                          (Unaudited)
                                           ----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                           $    --        $    43
  Long-term debt due within one year            205            206
  Accounts payable - trade                      127            163
  Accounts payable - other                      257            245
  Regulatory balancing accounts
    overcollected - net                         360            129
  Interest accrued                               49             47
  Other taxes payable                            17             32
  Other                                          71            149
                                             ------         ------
      Total current liabilities               1,086          1,014
                                             ------         ------
Long-term Debt                                  968            985
                                             ------         ------
Deferred credits and other liabilities:
  Post-retirement benefits other than pensions  200            210
  Deferred income taxes - net                   229            220
  Deferred investment tax credits                57             58
  Other deferred credits and
    other liabilities                           480            544
                                             ------         ------
      Total deferred credits and
        other liabilities                       966          1,032
                                             ------         ------
Preferred stock of subsidiary                    20             20
                                             ------         ------
Commitments and contingent liabilities (Note 3)

Shareholders' equity:
  Capital stock:
    Preferred                                    80             80
    Common                                    1,117          1,117
                                             ------         ------
      Total capital stock                     1,197          1,197
  Retained earnings                             (31)           395
  Deferred compensation relating to
    Employee Stock Ownership Plan               (45)           (45)
                                             ------         ------
      Total shareholders' equity              1,121          1,547
                                             ------         ------
         Total                               $4,161         $4,598
                                             ======         ======
See notes to Consolidated Financial Statements.
</table


                   PACIFIC ENTERPRISES AND SUBSIDIARIES
        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                          (Dollars in millions)
                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                       1999        1998
                                                       -----      -----
Cash Flows from Operating Activities:
  Net Income                                          $  88       $  52
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                     130         128
      Deferred income taxes                              44           6
      Other - net                                        (5)         (1)
      Net change in other working capital components    151         368
                                                      -----       -----
          Net cash provided by operating
            activities                                  408         553
                                                      -----       -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and equipment        (75)        (72)
  (Increase) decrease in other investments               --         (70)
  (Increase) decrease in other receivables,
     regulatory assets and other assets                 (15)         20
                                                      -----       -----
           Net cash used in investing activities        (90)       (122)
                                                      -----       -----
Cash Flows from Financing Activities:
  Issuance of long-term debt                             --          75
  Payment on long-term debt                              (2)       (151)
  Decrease in short-term debt                           (43)       (305)
  Sale of Common Stock                                   --          27
  Repurchase of preferred stock of a subsidiary          --         (75)
  Common dividends paid                                (100)        (97)
  Preferred dividends paid                               (1)         (2)
                                                      -----       -----
          Net cash used in financing activities        (146)       (528)
                                                      -----       -----
Increase (Decrease) in Cash and Cash Equivalents        172         (97)
Cash and Cash Equivalents, January 1                     27         153
                                                      -----       -----
Cash and Cash Equivalents, June 30                    $ 199       $  56
                                                      =====       =====
Supplemental Disclosure of Cash Flow Information:
  Interest payments (net of amount capitalized)       $  21       $  38
                                                      =====       =====
  Income tax payments (net of refunds)                $ 119       $ 153
                                                      =====       =====
Supplemental Schedule of Noncash Activities:
  Dividend of property to Sempra Energy               $  --       $  23
                                                      =====       =====
  Dividend of affiliates to Sempra Energy             $ 413       $  --
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

The accompanying Consolidated Financial Statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal recurring nature. Certain changes in classification have been made to prior presentations to conform to the current financial statement presentation.

The Company's significant accounting policies, as well as those of its subsidiaries, are described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. The same accounting policies are followed for interim reporting purposes.

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report and its Quarterly Report on Form 10-Q for the three months ended March 31, 1999. The Company's 1998 Annual Report includes the Consolidated Financial Statements and notes thereto, and "Management's Discussion & Analysis of Financial
Condition and Results of Operations."

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

2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova Corporation (Enova), the parent corporation of San Diego Gas & Electric (SDG&E), and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and
(iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual Report.

Expenses incurred in connection with the above were $0.5 million, after tax, and $32 million, after tax, for the six-month periods ended June 30, 1999 and 1998, respectively, of which $0.2 million, after tax, and $31 million, after tax, respectively, occurred during the three months ended June 30, 1999 and 1998.

As a result of the business combination, PE dividended certain nonutility subsidiaries to Sempra Energy during 1998 and early 1999. SoCalGas is now the sole direct subsidiary of PE.

KN Energy

On February 22, 1999, Sempra Energy and KN Energy, Inc. (KN Energy) announced that their respective boards of directors had approved Sempra Energy's acquisition of KN Energy, subject to approval by the shareholders of both companies and by various federal and state regulatory agencies. On June 21, 1999, Sempra Energy and KN Energy announced that they had agreed to terminate the proposed acquisition.

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

QUASI-REORGANIZATION

During 1993, PE completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's merchandising operations and all of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial-reporting purposes, effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions previously established for these matters are adequate.

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the six-month periods ended June 30, 1999 and 1998 was equal to net income.

5. SEGMENT INFORMATION

The Company had two separately managed reportable segments: SoCalGas and Sempra Energy Trading (SET). However, PE dividended its SET holdings to Sempra Energy during the second quarter of 1999. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut, and is engaged in the nationwide wholesale trading and marketing of natural gas, power and petroleum. The Company had a 50-percent ownership interest in SET and accounted for this investment on the equity method of accounting. However, for segment reporting, items of income and assets for SET are reported at 100 percent. A corresponding adjustment is made to reconcile the amounts to those that were reported by the Company under the equity method. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report, and segment performance is evaluated by management based on reported net income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Utility transactions are primarily based on rates set by the CPUC. There were no other significant changes in segment assets during the six months ended June 30, 1999. Segment information of SoCalGas is provided in the company's Quarterly Report on Form 10-Q for the six-month period ended June 30, 1999.


---------------------------------------------------------------------
                              Three months ended     Six months ended
                                   June 30,              June 30,
                             ----------------------------------------
(Dollars in millions)          1999       1998      1999       1998
---------------------------------------------------------------------
Revenues and Other Income:
  Southern California Gas     $ 624      $ 578    $1,231     $1,242
  Sempra Energy Trading**       109         24       182         33
  Sempra Energy Trading
     adjustment                (109)       (24)     (182)       (33)
  All other                      (6)         7         6         21
                             ----------------------------------------
    Total                     $ 618      $ 585    $1,237     $1,263
                             ----------------------------------------

Net Income:
  Southern California Gas*    $  46      $  19    $   93     $   65
  Sempra Energy Trading**         3          2         4         (6)
  Sempra Energy Trading
     adjustment                  (2)        (1)       (3)         3
  All other                      (8)        (9)       (8)       (12)
                             ----------------------------------------
    Total                     $  39      $  11    $   86     $   50
                             ----------------------------------------
*   after preferred dividends
**  transferred to Sempra Energy in April, 1999


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

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination and the agreement to terminate the KN Energy acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at June 30, 1999 are available for investment in utility plant, the retirement of debt, and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operations decreased primarily due to payments on behalf of affiliated companies, and less overcollections on regulatory balancing accounts compared to 1998.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $150 million for the full year 1999 and will be financed primarily by internally generated funds and will largely represent investment in utility operations. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

In January 1998, PE and Enova jointly acquired CES/Way International, Inc. for a total of $79 million. CES/Way provides energy-efficiency services, including energy audits, engineering design, project management, construction, financing and contract maintenance.
Effective January 1999, PE transferred its ownership interest in CES/Way to Sempra Energy.

In March 1998, PE increased its existing investment in two Argentine natural gas utility holding companies from 12.5 percent to 21.5 percent by purchasing an additional interest for $40 million. In March 1999, Pacific Enterprises International (PEI) was dividended to Sempra Energy.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased primarily due to greater long-term and short-term debt repayments and the redemption of SoCalGas' preferred stock in 1998. On February 2, 1998, SoCalGas redeemed all outstanding shares of its 7-3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

RESULTS OF OPERATIONS

Consolidated earnings consist primarily of the results from SoCalGas. SoCalGas' net income for the three-month and six-month periods ended June 30, 1999 increased primarily due to lower business combination costs in 1999.

UTILITY OPERATIONS

Utility natural gas revenues increased 7 percent for the three-month period ended June 30, 1999, compared to the same period in 1998. Natural gas revenues decreased one percent for the six-month period ended June 30, 1999 compared to the same period of 1998. The increase for the second quarter was primarily due to higher sales to residential customers due to colder weather and customer growth, and higher sales to commercial and industrial customers. The decrease for the six-month period was primarily due to a decrease in the average cost of natural gas.

Cost of natural gas distributed increased 30 percent and 2 percent for the three-month and six-month periods ended June 30, 1999 compared to the same period in 1998. The increases were due to the higher sales, affected by higher prices during the three months and lower prices during the six months. Under the current regulatory framework, changes in revenue resulting from core market changes in volumes and the cost of natural gas do not affect net income.

Utility operating expenses decreased 22 percent and 16 percent for the three-month and six-month periods ended June 30, 1999 compared to the same period in 1998 primarily due to lower business-combination costs and a continuing emphasis on reducing operating costs to remain competitive in the marketplace.


The table below summarizes the components of natural gas volumes and revenues by customer class for the six months ended June 30, 1999 and 1998.



Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                           Throughput  Revenue  Throughput  Revenue   Throughput  Revenue
                           --------------------------------------------------------------
1999:
 Residential                      162     $1,017         1    $  4         162     $1,021
 Commercial and industrial         46        241       152     122         198        363
 Utility electric generation       --         --        49      20          49         20
 Wholesale                         --         --        80      28          80         28
                           --------------------------------------------------------------
                                  208     $1,258       282    $174         489     $1,432
 Balancing accounts and other                                                        (201)
                                                                                 --------
   Total                                                                           $1,231
-----------------------------------------------------------------------------------------

1998:
 Residential                      154     $1,153         2    $  7         156     $1,160
 Commercial and industrial         43        259       157     136         200        395
 Utility electric generation       --         --        40      20          40         20
 Wholesale                         --         --        77      30          77         30
                           --------------------------------------------------------------
                                  197     $1,412       276    $193         473      1,605
 Balancing accounts and other                                                        (363)
                                                                                 --------
   Total                                                                           $1,242
-----------------------------------------------------------------------------------------



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

The Company's State of Readiness

Sempra Energy has identified all significant IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule, with critical energy delivery systems for both SoCalGas and SDG&E Year
2000 Ready as of June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Sempra Energy's current schedule for Year 2000 testing and readiness for non-critical systems is to be completed by the fourth quarter of 1999. In certain cases, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change. In addition, a continued readiness management process has been implemented to monitor and review the progress of Year 2000 readiness of the Company's systems.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $43 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.




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

The Company's Contingency Plans

The Company's contingency plans for Year-2000-related interruptions have been completed and were submitted to the CPUC on July 1, 1999. These plans will continue to be revised and improved during the remainder of 1999. The contingency plans include emergency backup and recovery procedures, replacing electronic applications with manual processes, and identification of alternate suppliers along with increasing inventory levels. In addition, the following key contingency actions will be taken.

-- Only critical system changes will be implemented during December 1999 and January 2000.
-- An hour-by-hour plan will be developed to cover key contingency actions.
-- On-site staffing will be in place at key operational and administrative locations.
-- Designated standby staff will be on-call with thirty-minute availability.
-- Emergency Operations Centers will be activated on December
31, 1999.
-- Walk-through drills will be held during the fourth quarter of 1999.

Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Company's performance in the near future will primarily depend on the results of SoCalGas. Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed in this section below.

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

SoCalGas' PBR is in effect through December 31, 2002; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective at year-end 1999

Cost of Capital

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

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's costs are allocated among various customer classes (residential, commercial, industrial, etc.). SoCalGas filed the 1999 BCAP application in October 1998, with hearings held during the first half of 1999. At the conclusion of hearings, a joint BCAP recommendation was reached proposing, among other things, an overall natural gas rate reduction of $229 million for SoCalGas. A CPUC decision is expected in early 2000.

OTHER OPERATIONS

Sempra Energy Solutions (Solutions), formed in 1997 as a joint venture of PE and Enova, incorporates several existing unregulated businesses from each of PE and Enova. Effective January 1999, PE transferred its ownership interest in Solutions to Sempra Energy.

Sempra Energy Trading Corp. (SET), a leading natural-gas power marketing firm headquartered in Stamford, Connecticut, was jointly acquired by PE and Enova on December 31, 1997. For the three and six-month periods ended June 30, 1999, SET recorded after-tax income of $3 million and $4 million, compared to net income of $2 million and a net loss of $6 million for the same periods in 1998. The increase in income was primarily due to greater penetration of all customer segments resulting in higher volumes traded in 1999. In addition, new European crude oil and natural gas trading contributed to 1999 earnings. Effective April 1999, PE transferred its ownership interest in SET to Sempra Energy.

INTERNATIONAL OPERATIONS

In conjunction with the PE/Enova business combination, in March 1999, Enova's and PE's ownership interests in international subsidiaries were transferred to Sempra Energy at book value.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six months ended
      June 30, 1999.

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


                                       PACIFIC ENTERPRISES
                                       -------------------
                                           (Registrant)






Date: August 12, 1999           By:  /s/ F. H. Ault
                                    ----------------------------

                                          F. H. Ault
                                   Vice President and Controller