Form 10-Q
period 1999-09-30
PACIFIC ENTERPRISES INC
filed 1999-11-12
CIK 75527

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
                              --------------------------------------

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




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      PACIFIC ENTERPRISES AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                     (Dollars in millions)
                                       Three Months Ended
                                          September 30,
                                        ------------------
                                           1999    1998
                                          ------  ------
Revenues and Other Income:
 Operating revenues                        $561     $531
 Other                                       (6)     (10)
                                           ----     ----
     Total                                  555      521
                                           ----     ----
Expenses:
 Cost of natural gas distributed            188      150
 Operating expenses                         177      185
 Depreciation and amortization               65       65
 Franchise payments and other taxes          20       21
 Preferred dividends of subsidiaries         --       --
                                           ----     ----
     Total                                  450      421
                                           ----     ----
Income Before Interest and Income Taxes     105      100
Interest                                     25       22
                                           ----     ----
Income Before Income Taxes                   80       78
Income Taxes                                 35       33
                                           ----     ----
Net Income                                   45       45
Preferred Dividend Requirements               1        1
                                           ----     ----
Earnings Applicable to
 Common Shares                             $ 44     $ 44
                                           ====     ====

See notes to Consolidated Financial Statements.




      PACIFIC ENTERPRISES AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
                     (Dollars in millions)

                                        Nine Months Ended
                                          September 30,
                                        ------------------
                                           1999     1998
                                          ------   ------
Revenues and Other Income:
 Operating revenues                      $1,796   $1,781
 Other                                       (4)       3
                                          -----    -----
     Total                                1,792    1,784
                                          -----    -----
Expenses:
 Cost of natural gas distributed            685      608
 Operating expenses                         533      665
 Depreciation and amortization              195      193
 Franchise payments and other taxes          65       76
 Preferred dividends of subsidiaries          1        1
                                          -----    -----
     Total                                1,479    1,543
                                          -----    -----
Income Before Interest and Income Taxes     313      241
Interest                                     70       57
                                          -----    -----
Income Before Income Taxes                  243      184
Income Taxes                                110       87
                                           ----    -----
Net Income                                  133       97
Preferred Dividend Requirements               3        3
                                           ----    -----
Earnings Applicable to
 Common Shares                             $130    $  94
                                           ====    =====

See notes to Consolidated Financial Statements.




                   PACIFIC ENTERPRISES AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)

                                               Balance at
                                         ------------------------
                                         September 30,   December 31,
                                            1999          1998
                                         (Unaudited)
                                         ----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                $    109      $   27
  Accounts and notes receivable                 285         462
  Due from affiliates                           165         119
  Income taxes receivable                        --          22
  Deferred income taxes                         192         130
  Natural gas in storage                         80          49
  Materials and supplies                         12          16
  Prepaid expenses                               20          19
                                            -------      ------
      Total current assets                      863         844
                                            -------      ------
Investments and other assets:
  Regulatory assets                             340         351
  Other receivables                             129         130
  Investments                                     4         209
  Other assets                                   62          61
                                            -------      ------
      Total investments and
         other assets                           535         751
                                            -------      ------
Property, plant and equipment                 6,165       6,152
  Less accumulated depreciation and
    amortization                             (3,301)     (3,149)
                                            -------     -------
      Total property, plant and
        equipment - net                       2,864        3,003
                                             ------       ------
      Total                                  $4,262       $4,598
                                             ======       ======

See notes to Consolidated Financial Statements.

</table


                    PACIFIC ENTERPRISES AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in millions)
                                                  Balance at
                                           -------------------------
                                         September 30,   December 31,
                                             1999           1998
                                          (Unaudited)
                                           ----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                           $    70        $    43
  Long-term debt due within one year            105            206
  Accounts payable - trade                      191            163
  Accounts payable - other                      231            245
  Regulatory balancing accounts
    overcollected - net                         283            129
  Accrued income taxes                           28             --
  Interest accrued                               32             47
  Other taxes payable                            26             32
  Deferred income taxes                          28             --
  Other                                          82            149
                                             ------         ------
      Total current liabilities               1,076          1,014
                                             ------         ------
Long-term debt:
  Long-term debt                                939            985
  Debt of Employee Stock Ownership Plan         130             --
                                             ------         ------
      Total long-term debt                    1,069            985
                                             ------         ------
Deferred credits and other liabilities:
  Post-retirement benefits other than pensions  196            210
  Deferred income taxes - net                   237            220
  Deferred investment tax credits                56             58
  Other deferred credits and
    other liabilities                           443            544
                                             ------         ------
      Total deferred credits and
        other liabilities                       932          1,032
                                             ------         ------
Preferred stock of subsidiary                    20             20
                                             ------         ------
Commitments and contingent liabilities (Note 3)

Shareholders' equity:
  Capital stock:
    Preferred                                    80             80
    Common                                    1,117          1,117
                                             ------         ------
      Total capital stock                     1,197          1,197
  Retained earnings                              13            395
  Deferred compensation relating to
    Employee Stock Ownership Plan               (45)           (45)
                                             ------         ------
      Total shareholders' equity              1,165          1,547
                                             ------         ------
         Total                               $4,262         $4,598
                                             ======         ======

See notes to Consolidated Financial Statements.

</table



                   PACIFIC ENTERPRISES AND SUBSIDIARIES
        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                          (Dollars in millions)
                                                     Nine Months Ended
                                                      September 30,
                                                    ------------------
                                                     1999        1998
                                                     -----      -----
Cash Flows from Operating Activities:
  Net Income                                       $  133       $  97
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   195         193
      Deferred income taxes                            51          (1)
      Other - net                                     (15)         (1)
      Net change in other working capital
        components                                    (83)        278
                                                    -----       -----
          Net cash provided by operating
            activities                                281         566
                                                    -----       -----
Cash Flows from Investing Activities:
  Expenditures for property, plant and
    equipment                                        (106)       (108)
  Increase in other investments                        --         (65)
 (Increase) decrease in other receivables,
     regulatory assets and other assets               (15)         24
                                                    -----       -----
           Net cash used in investing activities     (121)       (149)
                                                    -----       -----
Cash Flows from Financing Activities:
  Issuance of long-term debt                           --          75
  Payment on long-term debt                            (2)       (151)
  Increase(Decrease) in short-term debt                27        (322)
  Sale of Common Stock                                 --          27
  Redemption of preferred stock of a subsidiary        --         (75)
  Common dividends paid                              (100)        (97)
  Preferred dividends paid                             (3)         (3)
                                                    -----       -----
          Net cash used in financing activities      ( 78)       (546)
                                                    -----       -----
Increase (Decrease) in Cash and Cash Equivalents       82        (129)
Cash and Cash Equivalents, January 1                   27         153
                                                    -----       -----
Cash and Cash Equivalents, September 30             $ 109       $  24
                                                    =====       =====
Supplemental Disclosure of Cash Flow Information:
  Interest payments (net of amount capitalized)     $  85       $  58
                                                    =====       =====
  Income tax payments (net of refunds)              $ 100       $  (2)
                                                    =====       =====
Supplemental Schedule of Noncash Activities:
  Dividend of property to Sempra Energy             $  --       $  23
                                                    =====       =====
  Dividend of affiliates to Sempra Energy           $ 413       $ 254
                                                    =====       =====

See notes to Consolidated Financial Statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE or the Company), the parent company of Southern California Gas Company (SoCalGas). The Company is a subsidiary of Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of PE and its sole direct subsidiary, SoCalGas.

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

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, and June 30, 1999.

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

2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova Corporation(Enova), the parent company of San Diego Gas & Electric (SDG&E), and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and
(iii) the preferred stock and/or preference stocks of SDG&E, PE and SoCalGas remained outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual Report.

No expenses were incurred in connection with the above for the nine months and three months ended September 30, 1999. During the nine-month and three-month periods ended September 30, 1998, expenses of $33 million, after tax, and $1 million, after tax, respectively, were incurred.

As a result of the business combination, PE dividended its nonutility subsidiaries to Sempra Energy during 1998 and early 1999. SoCalGas is now the sole direct subsidiary of PE.

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

In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core (residential and small commercial) customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC has been holding hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SDG&E and SoCalGas have been actively participating in this effort and have argued in support of competition intended to maximize benefits to customers rather than to protect competitors.

In October 1999, the State of California enacted a law (AB 1421) which requires that gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase gas from a non-utility provider. The law prohibits the CPUC from unbundling distribution-related gas services (metering, billing, etc.) and after-meter services (leak investigation, inspecting customer piping and appliances, pilot relighting, carbon monoxide investigation, etc.) for most customers. The objective is to preserve both customer safety and customer choice.

QUASI-REORGANIZATION

In 1993 PE completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of the Company's merchandising operations and all of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial-reporting purposes, effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions previously established for these matters are adequate.

4.  COMPREHENSIVE INCOME AND OTHER SHAREHOLDERS' EQUITY

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998 was equal to net income.

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

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; energy markets; weather conditions; business, regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity industries; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission. Readers are cautioned not to put undue reliance on any forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination and the agreement to terminate the KN Energy acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at September 30, 1999 are available for investment in utility plant, the retirement of debt, and other corporate purposes.

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

In January 1998, PE and Enova jointly acquired CES/Way International, Inc. for a total of $79 million and later renamed it Sempra Energy Services (Services). Services provides energy-efficiency services, including energy audits, engineering design, project management, construction, financing and contract maintenance. Effective January 1999, PE transferred its ownership interest in Services to Sempra Energy.

In March 1998, PE increased its existing investment in two Argentine natural gas utility holding companies from 12.5 percent to 21.5 percent by purchasing an additional interest for $40 million. In
March 1999, the investment was transferred to Sempra Energy.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased primarily due to greater long-term and short-term debt repayments and the redemption of SoCalGas' preferred stock in 1998, partially offset by greater dividends paid to Sempra Energy in 1999.

On February 2, 1998, SoCalGas redeemed all outstanding shares of its 7-3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

RESULTS OF OPERATIONS

Consolidated earnings consist primarily of the results from SoCalGas. SoCalGas' net income decreased for the three-month period ended September 30, 1999, compared to the same period in 1998, primarily due to lower earnings in the noncore market. SoCalGas' net income for the nine-month period ended September 30, 1999 increased primarily due to lower business-combination costs in 1999.

UTILITY OPERATIONS

The table below summarizes the components of natural gas volumes and revenues by customer class for the nine months ended
September 30, 1999 and 1998.





Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                           Throughput  Revenue  Throughput  Revenue   Throughput  Revenue
                           --------------------------------------------------------------
1999:
 Residential                      201     $1,319         2    $  6         203     $1,325
 Commercial and industrial         63        334       227     175         290        509
 Utility electric generation       --         --       128      52         128         52
 Wholesale                         --         --       111      43         111         43
                           --------------------------------------------------------------
                                  264     $1,653       468    $276         732     $1,929
 Balancing accounts and other                                                        (136)
                                                                                 --------
   Total                                                                           $1,793
-----------------------------------------------------------------------------------------

1998:
 Residential                      189     $1,434         2    $  9         191     $1,443
 Commercial and industrial         58        342       232     196         290        538
 Utility electric generation       --         --       120      58         120         58
 Wholesale                         --         --       119      48         119         48
                           --------------------------------------------------------------
                                  247     $1,776       473    $311         720      2,087
 Balancing accounts and other                                                        (325)
                                                                                 --------
   Total                                                                           $1,762
-----------------------------------------------------------------------------------------


Utility natural gas revenues increased 6 percent and 1 percent for the three-month and nine-month periods ended September 30, 1999, compared to the same periods in 1998. The increase for the three-month period is primarily due to higher sales to residential customers. The increase for the nine-month period is primarily due to lower overcollections in 1999, partially offset by a decrease in residential and commercial and industrial revenues. The decrease in residential and commercial and industrial revenues is due to lower gas rates.

Cost of natural gas distributed increased 25 percent and 13 percent for the three-month and nine-month periods ended September 30, 1999 compared to the same periods in 1998. The increase for the three-month period is primarily due to higher natural gas prices, partially offset by lower total sales. The increase for the nine-month period is primarily due to higher natural gas prices and increased sales in 1999. Under the current regulatory framework, changes in revenue resulting from core-market changes in volumes and the cost of natural gas do not affect net income.

Operating expenses decreased 4 percent and 20 percent for the three-month and nine-month periods ended September 30, 1999 compared to the same periods in 1998. The increase for the nine-month period was primarily due to lower business-combination costs. In addition, the level of operating expenses was affected by the dividending of the Company's nonutility subsidiaries to Sempra Energy in early 1999.

YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating embedded processors. To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs were consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy established a central Year 2000 Program Office, which reports to Sempra Energy's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy has identified all significant IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorized them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems were assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection, or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule, with critical energy delivery systems for both SoCalGas and SDG&E Year
2000 Ready since June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Sempra Energy's current schedule for Year 2000 testing and readiness for non-critical systems is to be completed by the end of 1999. In certain cases, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change. In addition, a continued readiness management process has been implemented to monitor and review the progress of Year 2000 readiness of the Company's systems.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $44 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the scenario is for small, localized interruptions of utility service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

To assist in preparing for and mitigating these possible scenarios, Sempra Energy is a member of several industry-wide efforts established to deal with Year 2000 problems affecting embedded systems and equipment used by the nation's natural gas and electric power companies. Successful contingency drills were held with eight west-coast natural gas pipeline companies on August 24, 1999 and with the North American Electric Reliability Council (NERC) on September 9, 1999.

Under these efforts, participating utilities are working together to assess specific vendors' system problems and to test plans. These assessments are being shared by the industry as a whole to facilitate Year 2000 problem solving.

A portion of this risk is due to the various Year 2000 Ready schedules of major suppliers and customers. The Company continues to contact its major suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and its non-IT systems.

The Company's Contingency Plans

The Company's contingency plans for Year-2000-related interruptions have been completed and were submitted to the CPUC on July 1, 1999. These plans will continue to be revised and improved during the remainder of 1999. The contingency plans include emergency backup and recovery procedures, replacing electronic applications with manual processes, and identification of alternate suppliers, along with increasing inventory levels. In addition, the following key contingency actions will be taken.

? Only critical system changes will be implemented during December 1999 and January 2000.
? An hour-by-hour plan will be developed to cover key contingency actions.
? On-site staffing will be in place at key operational and administrative locations.
? Designated standby staff will be on-call with thirty-minute availability.
? Emergency Operations Centers will be activated on December
31, 1999.
? Walk-through drills are being held during the fourth quarter of 1999.

Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Company's performance in the near future will depend on the results of SoCalGas. Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed in this section.

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

SoCalGas' PBR is in effect through December 31, 2002; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding application, which is expected to become effective during the first quarter of 2000. See additional discussion in "Biennial Cost Allocation Proceeding" below.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1999, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base (ROR), unchanged from 1998.

Annual Earnings Assessment Proceeding

An application was filed in May 1999 to recover shareholder rewards for the Demand Side Management (DSM) programs and incentives earned for the energy-efficiency and low-income programs totaling $5 million. The revenue requirement increase is proposed to become effective on January 1, 2000. The DSM rewards and low-income program incentives will be collected and recorded in earnings over ten years. The energy-efficiency program incentives are recovered in one year. Rewards and incentives for these programs are subject to CPUC approval. A final decision is expected during the first quarter of 2000.

The CPUC has extended interim utility administration of energy-efficiency and low-income programs through December 31, 2001.

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's costs are allocated among various customer classes (residential, commercial, industrial, etc.). SoCalGas filed the 1999 BCAP application in October 1998, with hearings held during the first half of 1999. At the conclusion of hearings, a joint BCAP recommendation was reached proposing, among other things, an overall natural gas rate reduction of $229 million for SoCalGas. A CPUC decision is expected during the first quarter of 2000.

INTERNATIONAL OPERATIONS

In conjunction with the PE/Enova business combination, in March 1999, Enova's and PE's ownership interests in international subsidiaries were transferred to Sempra Energy at book value.

OTHER OPERATIONS

Sempra Energy Trading Corp. (SET), a leading natural-gas power marketing firm headquartered in Stamford, Connecticut, was jointly acquired by PE and Enova on December 31, 1997. Effective April 1999, PE transferred its ownership interest in SET to Sempra Energy. PE's interest in SET did not have a significant effect on PE's income in 1999.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1998. "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein includes discussion of various risk issues.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the three months ended September 30, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the nine months ended
      September 30, 1999.

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


                                       PACIFIC ENTERPRISES
                                       -------------------
                                           (Registrant)






Date: November 12, 1999         By:      /s/ F. H. Ault
                                    ----------------------------

                                          F. H. Ault
                                   Vice President and Controller