Form 10-K
period 1999-12-31
PACIFIC ENTERPRISES INC
filed 2000-03-29
CIK 75527

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the fiscal year ended    December 31, 1999
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
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
Preferred Stock:                            American and Pacific
      $4.75 dividend; $4.50 dividend;
      $4.40 dividend; $4.36 dividend

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                         Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 65.  Glossary on page 68.

Aggregate market value of the voting preferred stock held by non-affiliates of the registrant as of February 29, 2000 was $52.3 million.

Registrant's common stock outstanding as of February 29, 2000 was wholly owned by Sempra Energy.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Information Statement prepared for the May 2000 annual meeting of shareholders are incorporated by reference into
Part III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 11
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 11
Item 4.  Submission of Matters to a Vote of Security Holders. . 11

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . 11
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . 12
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . 12
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . 26
Item 8.  Financial Statements and Supplementary Data. . . . . . 27
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 58

PART III
Item 10. Directors and Executive Officers of the Registrant . . 58
Item 11. Executive Compensation . . . . . . . . . . . . . . . . 58
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . . 59
Item 13. Certain Relationships and Related Transactions . . . . 59

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . 60

Independent Auditors' Consent and Report on Schedule. . . . . . 61

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 64

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 65

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . 68



This report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans" "intends," "may" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

These statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business and regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity delivery; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

                             PART I

ITEM 1. BUSINESS

Description of Business
A description of Pacific Enterprises (PE or the Company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

GOVERNMENT REGULATION

SoCalGas is regulated by local, state and federal agencies, as described below.

Local Regulation
SoCalGas has gas franchises with the 236 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2003 to 2041.


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

SOURCES OF REVENUE

Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 13 of the notes to Consolidated Financial Statements herein.

NATURAL GAS OPERATIONS

Utility Services
SoCalGas distributes natural gas throughout a 23,000 square-mile service territory with a population of approximately 18.1 million people. Its service territory includes most of southern California and part of central California.

SoCalGas offers two basic services, sale of natural gas and transportation of natural gas, through its two business units. One business unit focuses on core distribution customers (primarily residential customers) and the other on large-volume gas transportation customers. Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, affiliated company SDG&E and Southwest Gas Corporation.

Supplies of Natural Gas
SoCalGas buys natural gas under several short-term and long-term contracts. Short-term purchases are based on monthly-spot-market prices. SoCalGas has firm pipeline capacity contracts with pipeline companies that expire at various dates through 2006.

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

The following table shows the sources of natural gas deliveries from 1995 through 1999.


                                                                Year Ended December 31
                                          -------------------------------------------------------------------
                                            1999           1998          1997           1996           1995
-------------------------------------------------------------------------------------------------------------
Gas Purchases (billions of cubic feet)
 Spot market                                 315            270            229           226            206
 Long-term                                    74            101             95            96             99
 California producers                          2              3              5            12             29
                                           -------        -------       -------        -------        -------
    Total Purchases                          391            374            329           334            334

Customer-Owned and Exchange Receipts         637            637            614           518            620

Storage Withdrawal
   (Injection) - net                          (6)           (28)            (3)           42            (13)

Company Use and
  Unaccounted For                            (16)           (21)           (10)          (10)            (4)
                                          -------        -------       -------        -------        -------
    Net Deliveries                         1,006            962            930           884            937
                                          =======        =======       =======        =======        =======
Cost of Gas Purchased (millions of dollars)
 Commodity Costs                           $ 916          $ 774         $  849         $ 627          $ 478

 Fixed Charges*                              147            174            250           276            264
                                          -------        -------       -------        -------        -------
    Total Purchases                       $1,063          $ 948         $1,099         $ 903          $ 742
                                          =======        =======       =======        =======        =======
Average Cost of Purchases
  (dollars per thousand cubic feet)**      $2.34          $2.07         $ 2.58         $1.88          $1.42
                                          =======        =======       =======        =======        =======

 *  Fixed charges primarily include pipeline demand charges, take-or-pay settlement costs and other direct billed amounts allocated over the quantities delivered by the interstate pipelines.

**  The average commodity cost of natural gas purchased excludes fixed charges.


Market sensitive natural gas supplies (supplies purchased on the spot market as well as under long-term contracts, ranging from one month to ten years, but based on spot prices) accounted for 81 percent of total natural gas volumes purchased by SoCalGas during 1999, as compared with 72 percent and 70 percent during 1998 and 1997, respectively. These supplies were generally purchased at prices significantly below those of long-term fixed-price sources of supply.

During 1999, SoCalGas delivered 1,006 bcf of natural gas through its system. Approximately 63 percent of these deliveries were customer-owned natural gas for which SoCalGas provided transportation services. The balance of natural gas deliveries was gas purchased by SoCalGas and resold to customers. SoCalGas estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers without alternative fuel capability. There are approximately 5.0 million core customers (4.8 million residential and 0.2 million small commercial and industrial). Noncore customers consist primarily of utility electric generation (UEG), wholesale, large commercial' industrial and off-system (outside the Company's normal service territory) customers, and total approximately 1,500.

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

Noncore customers have the option of purchasing natural gas either from SoCalGas or from other sources, such as brokers or producers, for delivery through SoCalGas' transmission and distribution system. The only natural gas supplies that SoCalGas may offer for sale to noncore customers are the same supplies that it purchases for its core customers. Most noncore customers procure their own natural gas supply.

For 1999, approximately 87 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 13 percent allocated to the noncore customers.

Although revenue from transportation throughput is less than for natural gas sales, SoCalGas generally earns the same margin whether the company buys the gas and sells it to the customer or transports natural gas already owned by the customer.

SoCalGas also provides natural gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store natural gas on an "as available" basis, usually during the summer to reduce winter purchases when natural gas costs are generally higher. As of December 31, 1999, SoCalGas was storing approximately 22 bcf of customer-owned gas.

Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and competes with other fuels for large industrial, commercial and UEG uses. Growth in the natural gas markets is largely dependent upon the health and expansion of the southern California economy. SoCalGas added approximately 74,000 and 46,000 new meters in 1999 and 1998, respectively, representing growth rates of approximately 1.5 percent and 0.9 percent, respectively. SoCalGas expects its growth rate for 2000 will continue at about the 1999 level.

During 1999, 99 percent of residential energy customers in SoCalGas' service area used natural gas for water heating, 96 percent for space heating, 76 percent for cooking and 55 percent for clothes drying.

Demand for natural gas by noncore customers is very sensitive to the price of competing fuels. Although the number of noncore customers in 1999 was only 1,500, it accounted for 13 percent of the authorized natural gas revenues and 57 percent of total natural gas volumes. External factors such as weather, electric deregulation, the use of hydro-electric power, competing pipeline bypass and general economic conditions can result in significant shifts in this market. The demand for natural gas by large UEG customers is also greatly affected by the price and availability of electric power generated in other areas and purchased by SoCalGas' UEG customers. Natural gas demand in 1999 for UEG customer use increased, primarily due to higher electric energy usage in the summer, as a result of warmer weather. UEG customer demand decreased in 1998 as a result of decreased demand for electricity.

Effective March 31, 1998, electric industry restructuring gave California consumers the option of selecting their electric energy provider from a variety of local and out-of-state producers. As a result, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on SoCalGas' natural gas operations, future volumes of natural gas transported for UEG customers may be adversely affected to the extent that regulatory changes divert electricity from the company's service area.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and in Notes 11 and 12 of the notes to Consolidated
Financial Statements herein.

RATES AND REGULATION

SoCalGas is regulated by the CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate within the best interests of their customers. The regulatory structure is complex and has a substantial impact on SoCalGas' profitability. The natural gas industry is currently undergoing a transition to increased competition.

Natural Gas Industry Restructuring
The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In January 1998, the CPUC released a staff report initiating a project to assess the current market and the regulatory framework for California's natural gas industry. Additional information on natural gas industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Balancing Accounts
In general, earnings fluctuations from changes in the costs of natural gas and consumption levels for the majority of natural gas are eliminated by balancing accounts authorized by the CPUC. Additional information on balancing accounts is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of the notes to Consolidated Financial Statements herein.

Performance-Based Regulation (PBR)
To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SoCalGas. Additional information on PBR is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Biennial Cost Allocation Proceeding (BCAP)
Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs subject to the limitations of the Gas Cost Incentive Mechanism (GCIM) discussed below. The BCAP will continue under PBR. Additional information on the BCAP is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Gas Cost Incentive Mechanism (GCIM)
The GCIM is a process SoCalGas uses to evaluate its natural gas purchases, substantially replacing the previous process of reasonableness reviews. Additional information on the GCIM is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Affiliate Transactions
In December 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California investor-owned utilities (IOUs) conduct business with their affiliates. Information on affiliate transactions is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Cost of Capital
Under PBR, annual Cost of Capital proceedings have been replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. Additional information on the utilities' cost of capital is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the Company, including hazardous substances, are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. The following additional information should be read in conjunction with those discussions.

Hazardous Substances
SoCalGas lawfully disposed of wastes at permitted facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, businesses that arrange for legal disposal of wastes at a permitted facility from which wastes are later released, or threaten to be released, can be held financially responsible for corrective actions at the facility.

SoCalGas has been named as a potential responsible party (PRP) for two landfill sites and three industrial waste disposal sites, from which releases have occurred as described below.

In December 1999, SoCalGas was notified that it is a PRP at the Gibson Oil waste treatment facility in Bakersfield, California. SoCalGas is working with other PRPs in order to remove from the site certain liquid wastes that threaten to be released. It is too early to determine the existence or extent of any prior releases or SoCalGas' potential total liability.

In addition, SoCalGas has identified and reported to California environmental authorities 42 former manufactured-gas plant sites for which it (together with other users as to 21 of these sites) may have cleanup obligations. As of December 31, 1999, 13 of these sites have been remediated, of which 10 have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 39 of the gas plant sites.

At December 31, 1999, SoCalGas' estimated remaining investigation and remediation liability related to hazardous waste sites, including the manufactured-gas plant sites detailed above, was $64 million, of which 90 percent is authorized to be recovered through the Hazardous Cost Substance Recovery Account. SoCalGas believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on SoCalGas' results of operations or financial position.

Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset.

OTHER MATTERS

Year 2000
Sempra Energy established an overall company-wide Year 2000 readiness effort that included SoCalGas. There were only a few, very minor year 2000 interruptions to the Company's automated systems and applications with suppliers and customers. Sempra Energy incurred expenses of $48 million (including $7.6 million in 1999) for its Year 2000 readiness effort and expects to incur no additional costs.

Research, Development and Demonstration (RD&D)
The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety, and reduced environmental mitigation and other utility operating costs. The CPUC has authorized SoCalGas to recover its operating cost associated with RD&D. An annual average of $9 million has been spent for the last three years.


Employees of Registrant
As of December 31, 1999 SoCalGas had 6,079 employees, compared to
6,148 at December 31, 1998. Subsequent to the PE/Enova business combination, PE employees were transferred to Sempra Energy and to other operating affiliates, and PE itself no longer has any employees.

Wages
Field, technical and most clerical employees of SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement on wages, hours and working conditions are in effect through March 31, 2000. Negotiations for a new agreement are ongoing.

ITEM 2. PROPERTIES

Natural Gas Properties
At December 31, 1999, SoCalGas owned 2,854 miles of transmission and storage pipeline, 44,595 miles of distribution pipeline and 44,211 miles of service piping. It also owned 10 transmission compressor stations and 6 underground storage reservoirs (with a combined working capacity of approximately 117.8 Bcf).

Other Properties
SoCalGas has a 15-percent limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas leases approximately half of the building through the year 2011. The lease has six separate five-year renewal options.

SoCalGas owns or leases other offices, operating and maintenance centers, shops, service facilities, and equipment necessary in the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its affiliates are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

                         PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

As a result of the formation of Sempra Energy as described in Note 1 of notes to Consolidated Financial Statements, all of the issued and outstanding common stock of PE is owned by Sempra Energy. The information required by Item 5 concerning dividends declared is included in the "Statements of Consolidated Changes in Shareholders' Equity" set forth in Item 8 of this Annual Report herein.

Dividend Restrictions
At December 31, 1999, PE had no retained earnings available for future dividends, due to the CPUC's regulation of SoCalGas' capital structure.

ITEM 6. SELECTED FINANCIAL DATA


(Dollars in millions)
                                      At December 31, or for the years then ended
                                    ------------------------------------------------
                                       1999      1998      1997      1996      1995
                                    --------   -------   -------   -------   -------
Income Statement Data:
   Revenues and Other Income         $2,569     $2,472    $2,738    $2,563    $2,343
   Operating Income                  $  271     $  218    $  259    $  286    $  271
   Earnings Applicable to
     Common Shares                   $  180     $  143    $  180    $  196    $  175

Balance Sheet Data:
   Total Assets                      $3,929     $4,571    $4,977    $5,186    $5,259
   Long-Term Debt                    $  939     $  985    $1,118    $1,225    $1,371
   Short-Term Debt (a)               $   30     $  249    $  502    $  411    $  334
   Shareholders' Equity              $1,426     $1,547    $1,469    $1,440    $1,483


(a) Includes long-term debt due within one year.

Since Pacific Enterprises is a wholly owned subsidiary of Sempra Energy, per share data has been omitted.

This data should be read in conjunction with the Consolidated Financial
Statements and notes to Consolidated Financial Statements contained herein.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section includes management's discussion and analysis of operating results from 1997 through 1999, and provides information about the capital resources, liquidity and financial performance of Pacific Enterprises (PE or the Company). This section also focuses on the major factors expected to influence future operating results and discusses investment and financing plans. It should be read in conjunction with the consolidated financial statements included in this Annual Report.

Pacific Enterprises (PE or the Company) is an energy services company whose only direct subsidiary is Southern California Gas Company (SoCalGas), the nation's largest natural gas distribution utility, serving 5.0 million meters throughout most of southern California and part of central California.

Business Combinations
Sempra Energy was formed to serve as a holding company for PE and Enova Corporation (Enova), the parent corporation of San Diego Gas & Electric Company (SDG&E), in connection with a business combination that became effective on June 26, 1998 (the PE/Enova business combination). In connection with the PE/Enova business combination, the holders of common stock of PE and Enova became the holders of Sempra Energy's common stock. The preferred stock of PE remained outstanding. The combination was a tax-free transaction.
     In January 1998, PE and Enova jointly acquired CES/Way International Inc., which was subsequently renamed Sempra Energy Services, as described under "Investments" herein.
     Expenses incurred by PE in connection with these events were $35 million, aftertax, for the year ended December 31, 1998. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees. See Note 1 of the notes to the Consolidated Financial Statements for additional information. There were no business-combination expenses in 1999.
     As a result of the business combination, PE dividended its nonutility subsidiaries to Sempra Energy during 1998 and early 1999. SoCalGas is now the sole direct subsidiary of PE.

Capital Resources And Liquidity
The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met primarily through the issuance of short-term and long-term debt. Cash requirements primarily include capital investments in the utility plant.
     Additional information on sources and uses of cash during the last three years is summarized in the following condensed statements of consolidated cash flows:


------------------------------------------------------------
SOURCES AND (USES) OF CASH
                                    Year Ended December 31
(Dollars in millions)               1999     1998     1997
------------------------------------------------------------
Operating Activities                $ 344     $ 598   $ 350
                                   -------------------------
Investing Activities:
   Capital expenditures              (146)     (150)   (187)
   Acquisitions of subsidiaries        --        --    (112)
   Other                                8       (39)     36
                                   -------------------------
      Total Investing Activities     (138)     (189)   (263)
                                   -------------------------
Financing Activities:
   Dividends paid                    (104)     (101)   (126)
   Long-term debt - net               (75)      (75)   (125)
   Short-term debt - net              (43)     (311)     92
   Sale of common stock                --        27      17
   Repurchase of common stock          --        --     (48)
   Redemption of preferred stock       --       (75)     --
                                   -------------------------
      Total Financing Activities     (222)     (535)   (190)
                                   -------------------------
Decrease in cash and
   cash equivalents                 $ (16)    $(126)  $(103)
------------------------------------------------------------

Cash Flows From Operating Activities
The decrease in cash flows from operating activities in 1999 was primarily due to a return to ratepayers of the previously overcollected regulatory balancing accounts. This decrease was partially offset by lower expenses incurred in connection with the business combination and lower income tax payments in 1999.
     The increase in cash flows from operating activities in 1998 was primarily due to lower working-capital requirements for natural gas operations in 1998. This was caused by higher throughput compared to 1997, combined with natural gas prices that were lower than amounts being collected in rates, which resulted in overcollected regulatory balancing accounts at year-end 1998. This increase was partially offset by expenses incurred in connection with the business combinations.

Cash Flows From Investing Activities
Cash flows from investing activities primarily represent investment in plant assets at SoCalGas.

Capital Expenditures

Capital expenditures were $146 million in 1999 consistent with the $150 million spent in 1998.
     Capital expenditures were $37 million lower in 1998 than in 1997 primarily due to shifting of certain functions to Sempra Energy following the PE/Enova business combination.
     Capital expenditures at the Company are estimated to be $220 million in 2000. They will be financed primarily by internally generated funds and will largely represent investment in utility plant.

Investments

In December 1997, PE and Enova jointly acquired Sempra Energy Trading for $225 million. In July 1998, Sempra Energy Trading purchased a subsidiary of Consolidated Natural Gas, a wholesale trading and commercial marketing operation, for $36 million to expand its operation in the eastern United States.
     Sempra Energy Solutions, at the time a subsidiary of PE, acquired CES/Way International, Inc. (CES/Way) in 1998. CES/Way provides energy-efficiency services, including energy audits, engineering design, project management, construction, financing and contract maintenance. In the latter half of 1999, CES/Way's name was changed to Sempra Energy Services.
     Sempra Energy Trading and Sempra Energy Solutions were transferred to Sempra Energy Holdings, a wholly owned subsidiary of Sempra Energy, in early 1999.

Cash Flows From Financing Activities
Net cash used in financing activities decreased in 1999 primarily due to lower short-term debt repayments and the repurchase of preferred stock in 1998.
     Net cash used in financing activities increased in 1998 due to greater short-term debt repayments and the redemption of preferred stock in 1998, partially offset by lower long-term debt issuances.

Long-Term and Short-Term Debt

In 1999, cash was used for the repayment of $75 million of unsecured notes.
     In 1998, cash was used for the repayment of $100 million of first-mortgage bonds and $47 million of Swiss Franc bonds partially offset by the issuance of $75 million of Medium-term Notes. Short-term debt repayments included repayment of $94 million of debt issued to finance the Comprehensive Settlement (see Note 12 of the notes to Consolidated Financial Statements

Stock Repurchases and Redemptions

The Company repurchased $48 million of PE common stock in 1997.
There were no common stock repurchases in 1998 or 1999.
     On February 2, 1998, SoCalGas redeemed all of its 7 3/4%
Series Preferred Stock at a cost of $25.09 per share, or $75.3 million including accrued dividends.


Dividends

Dividends paid to the parent company amounted to $100 million in 1999, compared to $97 million in 1998 and $122 million in 1997.
     The payment of future dividends and the amount thereof are within the discretion of the board of directors, subject to limitations related to CPUC regulation of SoCalGas. Additional information is provided under Part II, Item 5, herein.

Capitalization
Total capitalization at December 31, 1999 was $2.4 billion. The debt to capitalization ratio was 40 percent, 44 percent and 51 percent at December 31, 1999, 1998 and 1997, respectively. The decrease in 1999 compared to 1998 was primarily due to the transfer of the long-term debt of the Employee Stock Ownership Plan to Sempra Energy and an increase in common equity due to the settlement related to the 1992 quasi-reorganization (QR) of Pacific Enterprises, partially offset by a decrease in common equity as a result of the dividending of subsidiaries to Sempra Energy. The decrease in 1998 compared to 1997 was primarily due to the repayment of short-term debt.

Cash And Cash Equivalents
Cash and cash equivalents were $11 million at December 31, 1999. The Company anticipates that operating cash required in 2000 for capital expenditures, common stock dividends and debt payments will be provided by cash generated from operating activities.
     In addition to cash from ongoing operations, the Company has multi-year credit agreements that permit term borrowings of up to $300 million. SoCalGas has an additional $400 million of multi-year credit agreements. At December 31, 1999 all bank lines of credit were unused. For further discussion, see Note 4 of the notes to Consolidated Financial Statements.
     Management believes that the sources of funding described above are sufficient to meet short-term and long-term liquidity needs.

Ratemaking Procedures

To understand the operations and financial results of the Company it is important to understand the ratemaking procedures that SoCalGas follows.
     SoCalGas is regulated by the California Public Utility Commission (CPUC). It is the responsibility of the CPUC to determine that utilities operate in the best interests of their customers and have the opportunity to earn a reasonable return on investment. In response to utility-industry restructuring, SoCalGas has received approval from the CPUC for Performance-Based Regulation (PBR).
     Under PBR, regulators allow income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. See additional discussion of PBR in Note 12 of the notes to Consolidated Financial Statements.
     The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas-industry restructuring decision for core (residential and small commercial) customers prior to January 2000. During the implementation moratorium, the CPUC held hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy.
     See additional discussion of natural gas-industry restructuring below in "Industry Restructuring" and in Note 12 of the notes to Consolidated Financial Statements.

Results Of Operations

1999 Compared to 1998

Net income for 1999 increased to $184 million compared to net income of $147 in 1998. The increase is primarily due to the business-combination expenses of $35 million, after-tax, in 1998 (none in 1999).
     Utility natural gas revenues increased 6 percent in 1999 primarily due to lower overcollections in 1999 and higher utility electric generation (UEG) revenues, partially offset by a decrease in residential and commercial and industrial revenues. The increase in UEG revenues was primarily due to higher electric energy usage in the summer as a result of warmer weather. The decrease in residential and commercial and industrial revenues is due to lower gas prices.
     The Company's cost of natural gas distributed increased 23 percent in 1999, largely due to an increase in UEG volumes sold.
     Operating expenses decreased 20 percent in 1999, primarily due to the lower business-combination costs (none in 1999 compared to $60 million pretax in 1998).
     Net income for the fourth quarter of 1999 was consistent with the fourth quarter of 1998.

1998 Compared to 1997

Net income for 1998 decreased to $147 million, compared to net income of $184 million in 1997. The decrease in net income is primarily due to the costs associated with the PE/Enova business combination and lower base margin established at SoCalGas in its PBR decision which became effective on August 1, 1997 (see Note 12 of the notes to Consolidated Financial Statements).
     Utility natural gas revenues decreased 8 percent in 1998 primarily due to the lower natural gas margin established in SoCalGas' PBR Decision, a decrease in the average price of natural gas and a decrease in sales to utility electric-generation customers. This was partially offset by increased sales to residential customers due to colder weather in 1998.
     The Company's cost of natural gas distributed decreased 21 percent in 1998, largely due to a decrease in the average price of natural gas purchased, partially offset by increases in sales volume.
     Operating expenses increased 1 percent in 1998, primarily due to the higher business-combination costs ($60 million pretax in 1998, compared to $15 million pretax in 1997).
     Net income for the fourth quarter of 1998 increased $10 million compared to 1997, due to the favorable resolution of tax related issues.

Operating Results

The table below summarizes the components of utility natural gas and electric volumes and revenues by customer class for 1999, 1998 and 1997.

GAS SALES, TRANSPORTATION & EXCHANGE
(Dollars in millions, volumes in billion cubic feet)

                              Gas Sales      Transportation & Exchange         Total
                      -----------------------------------------------------------------------
                        Throughput   Revenue   Throughput   Revenue    Throughput   Revenue
                      -----------------------------------------------------------------------
1999:
  Residential                  275    $1,821            3      $ 10           278    $1,831
  Commercial and Industrial     84       452          306       229           390       681
  Utility Electric Generation   --        --          188        77           188        77
  Wholesale                     --        --          150        57           150        57
                      -----------------------------------------------------------------------
                               359    $2,273          647      $373         1,006     2,646
  Balancing accounts and other                                                          (77)
                                                                                    ---------
    Total                                                                            $2,569
---------------------------------------------------------------------------------------------
1998:
  Residential                  269    $1,976            3      $ 11           272    $1,987
  Commercial and Industrial     81       466          315       261           396       727
  Utility Electric Generation   --        --          139        66           139        66
  Wholesale                     --        --          155        66           155        66
                      -----------------------------------------------------------------------
                               350    $2,442          612      $404           962     2,846
  Balancing accounts and other                                                         (419)
                                                                                    ---------
    Total                                                                            $2,427
---------------------------------------------------------------------------------------------
1997:
  Residential                  237    $1,726            3      $ 10           240    $1,736
  Commercial and Industrial     80       502          314       255           394       757
  Utility Electric Generation   --        --          158        76           158        76
  Wholesale                     --        --          138        67           138        67
                      -----------------------------------------------------------------------
                               317    $2,228          613      $408           930     2,636
  Balancing accounts and other                                                            5
                                                                                    ---------
    Total                                                                            $2,641
---------------------------------------------------------------------------------------------

Other Income (Deductions), Interest Expense And Income Taxes

Other Income (Deductions)

Other income (deductions), which primarily consists of interest income from short-term investments and regulatory-balancing accounts, was a net deduction of $15 million in 1999 compared to a net deduction of $1 million in 1998. The change is primarily due to an increase in interest expense on regulatory balancing accounts. Other income was $31 million in 1997. The decrease in 1998 to a net deduction of $1 million was primarily due to greater losses of unconsolidated joint ventures and partnerships in 1998.

Interest Expense

Interest expense for 1999 increased slightly to $72 million in 1999 from $70 million in 1998. Interest expense was $106 million for 1997. The decrease in interest expense in 1998 compared to 1997 is primarily due the repayment of short-term debt in 1998.

Income Taxes

Income tax expense was $166 million, $127 million and $151 million for the years ended December 31, 1999, 1998 and 1997, respectively. The effective income tax rates were 47 percent, 46 percent and 45 percent for the same periods. The increase in income tax expense for 1999 compared to 1998 is due to the increase in income before taxes as a result of lower business combination costs. See Note 5 of the notes to the Consolidated Financial Statements for additional information.

Factors Influencing Future Performance
Performance of the Company in the near future will depend on the results of SoCalGas. Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence future financial performance. These and other factors are summarized below.

Industry Restructuring

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a proceeding to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework, emphasizing market-oriented policies benefiting California's natural gas consumers.
     In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core customers prior to January 1, 2000. During the implementation moratorium, the CPUC held hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SoCalGas has been actively participating in this effort and has argued in support of competition intended to maximize benefits to customers rather than to protect competitors.
     In October 1999, the State of California enacted a law (AB
1421) which requires that gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase gas from a non-utility provider. The law prohibits the CPUC from unbundling distribution-related gas services (including meter reading and billing) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for most customers. The objective is to preserve both customer safety and customer choice.
     As a result of electric industry restructuring, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Effective March 31, 1998, California consumers were given the option of selecting their electric energy provider from a variety of local and out-of-state producers. Although the electric industry restructuring has no direct impact on the Company's natural gas operations, future volumes of natural gas transported for UEG customers may be adversely affected to the extent that regulatory changes divert electricity from the Company's service area.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the Company. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than by relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. See additional discussion of PBR in Note 12 of the notes to Consolidated Financial Statements.

Accounting Standards

SoCalGas accounts for the economic effects of regulation on all its utility operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, a regulated entity records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover the asset from customers. Regulatory liabilities represent future reductions in revenues for amounts due to customers. See Notes 2 and 12 of the notes to Consolidated Financial Statements for additional information.


Affiliate Transactions

On December 16, 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California IOUs conduct business with their affiliates. The objective of these rules, which became effective January 1, 1998, is to ensure that the utilities' energy affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities.
     The CPUC excluded utility-to-utility transactions between SoCalGas and SDG&E from the affiliate-transaction rules in its March 1998 decision approving the PE/Enova business combination. See Notes 1 and 12 of the notes to Consolidated Financial Statements for additional information.

Allowed Rate of Return

For 2000, SoCalGas is authorized to earn a rate of return on rate base of 9.49 percent and a rate of return on common equity of 11.6 percent, unchanged from 1999. SoCalGas can earn more than the authorized rate by controlling costs below approved levels, by experiencing increased volumes of sales not subject to balancing accounts (both of which are subject to revenue sharing, as described in Note 12 of the notes to Consolidated Financial Statements) or by achieving favorable results in certain areas, such as incentive mechanisms that are not subject to revenue sharing. See additional discussion in Note 12 of the notes to Consolidated Financial Statements.

Management Control of Expenses and Investment

In the past, management has been able to control operating expenses and investment within the amounts authorized to be collected in rates. It is the intent of management to control operating expenses and investments within the amounts authorized to be collected in rates in the PBR decision. SoCalGas intends to make the efficiency improvements, changes in operations and cost reductions necessary to achieve this objective and earn at least their authorized rates of return. However, in view of the earnings-sharing mechanism and other elements of the PBR, it is more difficult to exceed authorized returns to the degree experienced prior to the inception of PBR. See additional discussion of PBR above and in Note 12 of the notes to Consolidated Financial Statements.

Noncore Bypass

SoCalGas is fully at risk for reductions in noncore volumes due to bypass. However, significant bypass would require construction of additional facilities by competing pipelines. SoCalGas has not had a material reduction in earnings from bypass and it is continuing to reduce its costs to remain competitive and to retain its transportation customers.


Noncore Pricing

To respond to bypass, SoCalGas has received authorization from the CPUC for expedited review of long-term natural gas transportation service contracts with some noncore customers at lower-than-tariff rates. In addition, the CPUC approved changes in the methodology that eliminates subsidization of core-customer rates by noncore customers. This allocation flexibility, together with negotiating authority, has enabled SoCalGas to better compete with new interstate pipelines for noncore customers.

Noncore Throughput

SoCalGas' earnings will be impacted if natural gas throughput to its noncore customers varies from estimates adopted by the CPUC in establishing rates. There is a continuing risk that an unfavorable variance in noncore volumes may result from external factors such as weather, electric deregulation, the increased use of hydroelectric power, competing pipeline bypass of SoCalGas' system or a downturn in general economic conditions. In addition, many noncore customers are especially sensitive to the price relationship between natural gas and alternate fuels, as they are capable of readily switching from one fuel to another, subject to air-quality regulations. SoCalGas is at risk for the lost revenue.
     Through July 31, 1999, any favorable earnings effect of higher revenues resulting from higher throughput to noncore customers has been limited as a result of the Comprehensive Settlement. The settlement addressed a number of regulatory issues and was approved by the CPUC in July 1994. This treatment will be replaced by the PBR mechanism as adopted in the 1999 BCAP whereby revenue fluctuations will impact earnings (positively or negatively). See
Note 12 of the notes to Consolidated Financial Statements for further discussion.

Excess Interstate Pipeline Capacity

Existing interstate pipeline capacity into California exceeds current demand by over one billion cubic feet (Bcf) per day. This situation has reduced the market value of the capacity well below the Federal Energy Regulatory Commission's (FERC) tariffs. SoCalGas has exercised its step-down option on both the El Paso and Transwestern systems, thereby reducing its firm interstate capacity obligation from 2.25 Bcf per day to 1.45 Bcf per day.
     FERC-approved settlements have resulted in a reduction in the costs that SoCalGas possibly may have been required to pay for the capacity released back to El Paso and Transwestern that cannot be remarketed. Of the remaining 1.45 Bcf per day of capacity, SoCalGas' core customers use 1.05 Bcf per day at the full FERC tariff rate. The remaining 0.4 Bcf per day of capacity is marketed at significant discounts. Under existing California regulation, unsubscribed capacity costs associated with the remaining 0.4 Bcf per day are recoverable in customer rates. While including the unsubscribed pipeline cost in rates may impact SoCalGas' ability to compete in competitive markets, SoCalGas does not believe its inclusion will have a significant impact on volumes transported or sold.

Environmental Matters
The Company's operations are subject to federal, state and local environmental laws and regulations governing such things as hazardous wastes, air and water quality, land use, solid waste disposal, and the protection of wildlife.
     Because the potential situations in which the Company is faced with environmental issues are in connection with SoCalGas' utility operations, capital costs to comply with environmental requirements are generally recovered through the depreciation components of customer rates. California utilities' customers also generally are responsible for 90 percent of the non-capital costs associated with hazardous substances and the normal operating costs associated with safeguarding air and water quality, disposing properly of solid wastes, and protecting endangered species and other wildlife. Therefore, the likelihood of the Company's financial position or results of operations being adversely affected in a significant amount is remote.
     The environmental issues currently facing the Company or resolved during the latest three-year period include investigation and remediation of SoCalGas' manufactured-gas sites (13 completed as of December 31, 1999 and 29 to be completed) and cleanup of third-party waste disposal sites used by the Company, which has been identified as a Potentially Responsible Party (investigation and remediations are continuing).

Derivative Financial Instruments
The Company's policy is to use derivative financial instruments to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and energy prices. Transactions involving these financial instruments are with reputable firms and major exchanges. The use of these instruments exposes the Company to market and credit risks. At times, credit risk may be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
     SoCalGas uses energy derivatives to manage natural gas price risk associated with servicing its load requirements. In addition, SoCalGas makes limited use of natural gas derivatives for trading purposes. These instruments include forward contracts, futures, swaps, options and other contracts, with maturities ranging from 30 days to 12 months. In the case of both price-risk management and trading activities, the use of derivative financial instruments by the Company is subject to certain limitations imposed by established Company policy and regulatory requirements. See Note 12 of the notes to Consolidated Financial Statements and the "Market Risk Management Activities" section below for further information regarding the use of energy derivatives by the Company.

Market Risk Management Activities
Market risk is the risk of erosion of the Company's cash flows, net income and asset values due to adverse changes in interest and foreign-currency rates, and in prices for equity and energy. Sempra Energy has adopted corporate-wide policies governing its market-risk management and trading activities. An Energy Risk Management Oversight Committee, consisting of senior officers, oversees company-wide energy-price risk-management and trading activities to ensure compliance with Sempra Energy's stated energy-risk-management and trading policies. In addition, all affiliates have groups that monitor and control energy-price risk management and trading activities independently from the groups responsible for creating or actively managing these risks.
     Along with other tools, the Company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence level. The Company has adopted the variance/covariance methodology in its calculation of VaR, and uses a 95 percent confidence level. Holding periods are specific to the types of positions being measured, and are determined based on the size of the position or portfolios, market liquidity, purpose and other factors. Historical volatilities and correlations between instruments and positions are used in the calculation.
     The following is a discussion of the Company's primary market-risk exposures as of December 31, 1999, including a discussion of how these exposures are managed.

Interest-Rate Risk

The Company is exposed to fluctuations in interest rates primarily as a result of its fixed-rate long-term debt. The Company has historically funded utility operations through long-term bond issues with fixed interest rates. With the restructuring of the regulatory process, greater flexibility has been permitted within the debt-management process. As a result, recent debt offerings have been selected with short-term maturities to take advantage of yield curves or used a combination of fixed-rate and floating-rate debt. Subject to regulatory constraints, interest rate swaps may be used to adjust interest-rate exposures when appropriate, based upon market conditions.
     A portion of the Company's borrowings are denominated in foreign currencies, which expose the Company to market risk associated with exchange-rate movements. The Company has hedged this foreign-currency cash exposure through a swap transaction entered into with a major international bank.
     The VaR on the Company's fixed-rate long-term debt is estimated at approximately $99 million as of December 31, 1999, assuming a one-year holding period.

Energy-Price Risk

Market risk related to physical commodities is based upon potential fluctuations in natural gas and electricity prices and basis. The Company's market risk is impacted by changes in volatility and liquidity in the markets in which these instruments are traded. The Company is exposed, in varying degrees, to price risk in the natural gas markets. The Company's policy is to manage this risk within a framework that considers the unique markets, operating and regulatory environment.

Market Risk

SoCalGas may, at times, be exposed to limited market risk in its natural gas purchase, sale and storage activities as a result of activities under the Gas Cost Incentive Mechanism. SoCalGas manages this risk within the parameters of the Company's market-risk management and trading framework. As of December 31, 1999, the total VaR of SoCalGas' natural gas positions was not material.

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

Year 2000 Issues
Sempra Energy established an overall, company-wide Year 2000 readiness effort that included PE & SoCalGas. There were only a few, very minor year 2000 interruptions to the Company's automated systems and applications with suppliers and customers. Sempra Energy incurred expenses of $48 million (including $7.6 million in 1999) for its Year 2000 readiness effort and expects to incur no additional costs.

New Accounting Standards
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the effective date of this statement was deferred for one year. As amended, SFAS 133, which is effective for the company on January 1, 2001, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the company's Consolidated Financial Statements has not yet been determined.

Information Regarding Forward-Looking Statements
This Annual Report contains statements that are not historical fact and constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may" and "should" or similar expressions or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks and uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.
     These statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business, regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity delivery; and other uncertainties - all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Pacific
Enterprises:

     We have audited the accompanying consolidated balance sheets of Pacific Enterprises and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Enterprises and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 4, 2000



PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions


For the years ended December 31                            1999      1998     1997
                                                          ------   ------   ------
Operating revenues                                        $2,569   $2,472   $2,738
                                                          ------   ------   ------

Expenses
  Cost of natural gas distributed                          1,033      840    1,059
  Operation & Maintenance                                    748      930      918
  Depreciation                                               261      259      256
  Income taxes                                               163      125      147
  Other taxes and franchise payments                          93      100       99
                                                          ------   ------   ------
    Total                                                  2,298    2,254    2,479
                                                          ------   ------   ------
Operating Income                                             271      218      259
                                                          ------   ------   ------
Other Income and (Deductions)
  Interest income                                             24       19       17
  Regulatory interest                                        (14)      --       15
  Allowance for equity funds used during construction         --        3        2
  Taxes on non-operating income                               (3)      (2)      (4)
  Preferred dividends of subsidiaries                         (1)      (1)      (7)
  Other - net                                                (21)     (20)       8
                                                          ------   ------   ------
    Total                                                    (15)      (1)      31
                                                          ------   ------   ------
Income Before Interest Charges                               256      217      290
                                                          ------   ------   ------
Interest Charges
  Long-term debt                                              82       84       91
  Other interest                                              (8)     (13)      16
  Allowance for borrowed funds used during construction       (2)      (1)      (1)
                                                          ------   ------   ------
     Total                                                    72       70      106
                                                          ------   ------   ------
Net Income                                                   184      147      184
Preferred Dividend Requirements                                4        4        4
                                                          ------   ------   ------
Earnings Applicable to Common Shares                         180      143      180
                                                          ======   ======   ======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                    1999      1998
                                                        --------  --------
ASSETS
Property, plant and equipment                            $6,190    $6,152
Less accumulated depreciation                            (3,352)   (3,149)
                                                        --------  --------
      Property, plant and equipment - net                 2,838     3,003
                                                        --------  --------
Current assets
  Cash and cash equivalents                                  11        27
  Accounts receivable - trade (less allowance for doubtful
    receivables of $16 in 1999 and $18 in 1998)             286       444
  Accounts and notes receivable - other                      14        18
  Due from affiliates                                       182        92
  Income taxes receivable                                    34        22
  Deferred income taxes                                      --       130
  Natural gas in storage                                     67        49
  Materials and supplies                                     12        16
  Prepaid expenses                                           19        19
                                                          -----     -----
      Total current assets                                  625       817
                                                          -----     -----

Regulatory assets                                           322       351
Notes receivable - affiliate                                 55       119
Investments                                                  33       209
Other assets                                                 56        72
                                                         ------    ------
                                                            466       751
                                                         ------    ------
      Total                                              $3,929    $4,571
                                                         ======    ======

See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                    1999      1998
                                                        --------  --------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common Stock                                          $1,282    $1,117
  Retained earnings                                         58       395
  Deferred compensation relating to
    Employee Stock Ownership Plan                           --       (45)
  Accumulated other comprehensive income                     6        --
                                                        --------  --------
     Total common equity                                 1,346     1,467
Preferred stock                                             80        80
Long-term debt                                             939       985
                                                        --------  --------
     Total capitalization                                2,365     2,532
                                                        --------  --------
Current Liabilities
  Short-term debt                                           --        43
  Accounts payable - trade                                 160       163
  Accounts payable - other                                 237       245
  Regulatory balancing accounts overcollected - net        165       129
  Other taxes payable                                       28        32
  Deferred income taxes                                      8        --
  Interest accrued                                          29        47
  Current portion of long-term debt                         30       206
  Other                                                     85       122
                                                        --------  --------
     Total current                                         742       987
                                                        --------  --------

  Customer advances for construction                        27        31
  Post-retirement benefits other than pensions             158       210
  Deferred income taxes                                    223       220
  Deferred investment tax credits                           56        58
  Deferred credits and other liabilities                   338       513
  Preferred stock of subsidiary                             20        20
                                                        --------  --------
     Total deferred credits and other liabilities          822     1,052
                                                        --------  --------
Contingencies and commitments (Note 11)
     Total                                              $3,929    $4,571
                                                        ========  ========

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

For the years ended December 31                     1999        1998       1997
                                                   ------      ------     ------
Cash Flows from Operating Activities:
  Net Income                                        $184      $  147     $  184
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                     261         259        256
    Deferred income taxes and investment
      tax credits                                     28         (55)       (35)
    Other                                              2         (59)       (15)
  Changes in working capital components
    Accounts receivable                              158          68        (34)
    Due from affiliates                             (375)        (92)        --
    Income taxes receivable                          (59)        (19)        55
    Gas in storage                                   (18)        (24)         3
    Other current assets                              (2)          2          4
    Accounts payable                                 (19)        (29)      (139)
    Regulatory balancing accounts                     36         484         25
    Other taxes payable                               (3)          2          2
    Deferred income taxes                            138        (137)        26

    Other current liabilities                         13          51         18
                                                   ------      ------     ------
      Net cash provided by operating activities      344         598        350
                                                   ------      ------     ------
Cash Flows from Investing Activities
  Capital expenditure                               (146)       (150)      (187)
  Other - net                                          8         (39)       (76)
                                                   ------      ------     ------
      Net cash used in investing activities         (138)       (189)      (263)
                                                   ------      ------     ------
Cash Flows from Financing Activities
  Common dividends paid                             (100)        (97)      (122)
  Preferred dividends paid                            (4)         (4)        (4)
  Issuance of long-term debt                          --          75        120
  Payment of long-term debt                          (75)       (150)      (245)
  Increase (decrease) in short-term debt             (43)       (311)        92
  Sale of common stock                                --          27         17
  Repurchase of common stock                          --          --        (48)
  Redemption of preferred stock of a subsidiary       --         (75)        --
                                                   ------      ------     ------
      Net cash used in financing activities         (222)       (535)      (190)
                                                   ------      ------     ------
Net decrease in cash and cash equivalents            (16)       (126)      (103)
Cash and Cash Equivalents, January 1                  27         153        256
                                                   ------      ------     ------
Cash and Cash Equivalents, December 31             $  11       $  27      $ 153
                                                   ======      ======     ======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

For the years ended December 31                     1999        1998       1997
                                                   ------      ------     ------
Supplemental Disclosure of Cash Flow Information:
      Income tax payments, net of refunds          $  92       $ 263      $ 112
                                                   ======      ======     ======
      Interest payments, net of amount capitalized $  90       $  72      $  92
                                                   ======      ======     ======
Supplemental Schedule of Noncash Activities:
      Dividend of subsidiaries to Sempra Energy    $ 417       $  23
                                                   ======      ======
      Capital contribution from Sempra Energy      $  85       $  26
                                                   ======      ======
Sale of assets of small generation plants:
   Fair value of the assets sold                                          $  77
   Cash received                                                            (20)
   Loss on sale                                                              (6)
                                                                          ------
   Note receivable                                                        $  51
                                                                          ======


See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1999, 1998, 1997
(Dollars in millions)


                                     |                               Deferred      Accumulated
                                     |                               Compensation  Other         Total
                      Comprehensive  | Preferred   Common  Retained  Relating      Comprehensive Shareholders'
                             Income  | Stock       Stock   Earnings  to ESOP       Income        Equity
-----------------------------------------------------------------------------------------------------------------
                                     |
Balance at December 31, 1996         | $    80   $ 1,095   $   314    $  (49)                    $ 1,440
Net income/comprehensive income $184 |                         184                                   184
Preferred stock dividends            |
   declared                          |                          (4)                                   (4)
Common stock dividends               |
   declared                          |                        (122)                                 (122)
Sale of common stock                 |                17                                              17
Repurchase of common stock           |               (48)                                            (48)
Common stock released                |
   from ESOP                         |                                     2                           2
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997         |      80     1,064       372       (47)                      1,469
Net income/comprehensive income  147 |                         147                                   147
Preferred stock dividends            |
   declared                          |                          (4)                                   (4)
Common stock dividends               |
   declared                          |                        (120)                                 (120)
Capital contribution                 |                26                                              26
Sale of common stock                 |                27                                              27
Common stock released                |
   from ESOP                         |                                     2                           2
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         |      80     1,117       395       (45)                      1,547
Net income                       184 |                         184                                   184
Other comprehensive income           |
   Available-for-sale                |
      Securities                  12 |                                                $ 12            12
   Pension                        (6)|                                                  (6)           (6)
                              ------ |
      Comprehensive income      $190 |
Preferred stock dividends            |
   declared                          |                          (4)                                   (4)
Common stock dividends               |
   declared                          |                        (100)                                 (100)
Capital contribution                 |                85                                              85
Quasi-reorganization                 |
   Adjustment (Note 2)               |                80                                              80
Dividend of subsidiaries to          |
   Sempra Energy                     |                        (417)                                 (417)
Transfer of ESOP to                  |
   Sempra Energy                     |                                    45                          45
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             $  80    $1,282      $ 58      $ --         $   6        $1,426
=================================================================================================================

See notes to Consolidated Financial Statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS COMBINATION

On June 26, 1998, Enova Corporation (Enova), the parent company of San Diego Gas & Electric (SDG&E), and Pacific Enterprises (PE or the Company), parent company of Southern California Gas Company (SoCalGas), combined into a new company named Sempra Energy (Parent). As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and preference stock of the combining companies and their subsidiaries remained outstanding.

As a result of the business combination, PE dividended its nonutility subsidiaries to Sempra Energy during 1998 and early
1999. SoCalGas is now the sole direct subsidiary of PE.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of PE and its wholly owned subsidiaries. The Company's policy is to consolidate all subsidiaries that are more than 50 percent owned and controlled. All material intercompany accounts and transactions have been eliminated.

Effects of Regulation

The accounting policies of SoCalGas conform with generally accepted accounting principles for regulated enterprises and reflect the policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).
     SoCalGas has been preparing its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated utility may record a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in rates for amounts due to customers. To the extent that portions of the utility operations were to be no longer subject to SFAS No. 71, or recovery was to be no longer probable as a result of changes in regulation or the utility's competitive position, the related regulatory assets and liabilities would be written off. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," affects utility plant and regulatory assets such that a loss must be recognized whenever a regulator excludes all or part of an asset's cost from rate base.

Revenues and Regulatory Balancing Accounts

Revenues from utility customers consist of deliveries to customers and the changes in regulatory balancing accounts. Balancing accounts eliminate from earnings most of the fluctuations in prices and volumes of natural gas by adjusting future rates to recover shortfalls from customers or return excess collections to customers.

Regulatory Assets

Regulatory assets include unrecovered premium on early retirement of debt, post-retirement benefit costs, deferred income taxes recoverable in rates and other regulatory-related expenditures that SoCalGas expects to recover in future rates. See Note 12 for additional information.

Inventories

Included in inventories at December 31, 1999, are $12 million of utility materials and supplies ($16 million in 1998) and $67 million of natural gas ($49 million in 1998). Materials and supplies are generally valued at the lower of average cost or market; natural gas is valued by the last-in first-out method.

Property, Plant and Equipment

This primarily represents the buildings, equipment and other facilities used by SoCalGas to provide natural gas utility service. The cost of utility plant includes labor, materials, contract services and related items, and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs minus salvage value, is charged to accumulated depreciation. Depreciation expense is based on the straight-line method over the useful lives of the assets or a shorter period prescribed by the CPUC. The provisions for depreciation as a percentage of average depreciable utility plant was 4.39, 4.36 and
4.35 in 1999, 1998 and 1997, respectively.

Allowance for Funds Used During Construction (AFUDC)

The allowance represents the cost of funds used to finance the construction of utility plant and is added to the cost of utility plant. AFUDC also increases income, partly as an offset to interest charges shown in the Statements of Consolidated Income, although it is not a current source of cash.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires reporting of comprehensive income and its components (revenues, expenses, gains and losses) in any complete presentation of general-purpose financial statements. Comprehensive income describes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events including, as applicable, minimum pension liability adjustments and unrealized gains and losses on marketable securities that are classified as available-for-sale. Securities are so classified if the company uses the securities in its cash/asset management program whereby the securities may be sold in connection with interest rate changes and cash requirements. At December 31, 1999, the company had one such investment, which increased in value during 1999. That increase is recognized in the "Statement of Consolidated Changes in Shareholders' Equity."

Quasi-Reorganization

In 1993, PE divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes, effective December 31, 1992.
     Certain of the liabilities established in connection with quasi-reorganization were favorably resolved in November 1999, including unitary tax issues. Excess reserves of $80 million resulting from the favorable resolution of these issues have been added to shareholders' equity.
     Other liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions previously established for these matters are adequate.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase, or investments that are readily convertible to cash.

Basis of Presentation

Certain prior-year amounts have been reclassified to conform to the current year's presentation.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company on January 1, 2001. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the Company's Consolidated Financial Statements has not yet been determined.

NOTE 3:  SHORT-TERM BORROWINGS

PE has a $300 million multi-year credit agreement. SoCalGas has an additional $400 million multi-year credit agreement. These agreements expire in 2001 and bear interest at various rates based on market rates and the companies' credit ratings. SoCalGas' lines of credit are available to support commercial paper. At December 31, 1999 both bank lines of credit were unused. At December 31, 1998, SoCalGas' bank line of credit was unused and PE had $43 million of bank loans under the credit agreement outstanding, due and paid in January 1999.


NOTE 4:  LONG-TERM DEBT

--------------------------------------------------------------
                                             December 31,
(Dollars in millions)                     1999          1998
--------------------------------------------------------------
First-Mortgage Bonds
  6.875% August 15, 2002                   100          100
  5.750% November 15, 2003                 100          100
  8.750% October 1, 2021                   150          150
  7.375% March 1, 2023                     100          100
  7.500% June 15, 2023                     125          125
  6.875% November 1, 2025                  175          175
                                       -----------------------
                                           750          750
                                       -----------------------
Unsecured Long-Term Debt
  6.375% Notes, October 29, 2001           120          120
  8.750% Notes, July 6, 2000                30           30
  5.670% Notes, January 15, 2003            75           75
  SFr. 15,695,000 6.375% Foreign
     Interest Payment Securities,
     May 14, 2006                            8            8
  6.210% Notes, November  7, 1999           --           75
  Other, 8% - 9.5%, 1999-2002               --           19
                                       -----------------------
                                           233          327
                                       -----------------------
Employee Stock Ownership Plan,
  November 30, 1999                         --          130
                                       -----------------------
       Total                               983        1,207

Less:
   Current portion of long-term debt        30          206
   Unamortized discount on
     long-term debt                         14           16
                                       -----------------------
                                            44          222
                                       -----------------------
Total                                   $  939       $  985
--------------------------------------------------------------

Maturities of long-term debt are $30 million in 2000, $120 million in 2001, $100 million in 2002, $175 million in 2003, $0 in 2004 and
$558 million thereafter. SoCalGas has CPUC authorization to issue an additional $600 million in long-term debt.

First-Mortgage Bonds

First-mortgage bonds are secured by a lien on substantially all utility plant. SoCalGas may issue additional first-mortgage bonds upon compliance with the provisions of its bond indenture, which permit, among other things, the issuance of an additional $750 million of first-mortgage bonds as of December 31, 1999.

Callable Bonds

At SoCalGas' option certain bonds may be called at a premium. $150 million of the bonds are callable in 2001, $400 million in 2003 and $8 million in 2006.

Other Long-Term Debt

During 1998, SoCalGas issued $75 million of unsecured debt in medium-term notes used to finance working capital requirements.
There were no new issues during 1999.

Currency Rate Swaps

In May 1996, SoCalGas issued SFr. 15,695,000 of 6.375% Foreign Interest Payment Securities maturing on May 14, 2006. SoCalGas hedged the currency exposure by entering into a swap transaction with a major international bank. As a result, the bond issue, interest payments and other ongoing costs were swapped for fixed annual payments. The securities are renewable at ten-year intervals at reset interest rates. The next put date for the securities is in the year 2006.

Debt of Employee Stock Ownership Plan (ESOP) and Trust

The Trust was assumed by Sempra Energy on October 1, 1999. The trust covers substantially all of Southern California Gas Company's employees and is used to fund part of their retirement savings plan. Participation in the ESOP is being expanded to include employees of the other affiliates. Interest on ESOP debt amounted to $6 million in each of 1999, 1998 and 1997. Dividends used for debt service amounted to $5 million in 1999 and 1998, and $3 million in 1997.


NOTE 5:  INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:
----------------------------------------------------------------------
                                           1999       1998       1997
----------------------------------------------------------------------
Statutory federal income tax rate          35.0%      35.0%      35.0%
Depreciation                                7.4        9.9        6.9
State income taxes - net of
  federal income tax benefit                7.3        4.7        6.9
Tax credits                                (0.9)      (1.0)      (0.9)
Other - net                                (1.4)      (2.2)      (2.8)
                                         -----------------------------
Effective income tax rate                  47.4%      46.4%      45.1%
----------------------------------------------------------------------

The components of income tax expense are as follows:
----------------------------------------------------------------------
(Dollars in millions)                      1999       1998       1997
----------------------------------------------------------------------
Current:
  Federal                                  $ 22       $242       $143
  State                                       9         65         25
                                         -----------------------------
    Total current taxes                      31        307        168
                                         -----------------------------
Deferred:
  Federal                                   113       (139)       (19)
  State                                      25        (38)         5
                                         -----------------------------
    Total deferred taxes                    138       (177)       (14)
                                         -----------------------------
Deferred investment tax credits - net        (3)        (3)        (3)
                                         -----------------------------
Total income tax expense                   $166       $127       $151
----------------------------------------------------------------------


Accumulated deferred income taxes at December 31 result from the following:
---------------------------------------------------------------
(Dollars in millions)                      1999       1998
---------------------------------------------------------------
Deferred Tax Liabilities:
  Differences in financial and
    tax bases of utility plant           $  455     $  449
  Regulatory balancing accounts              16         -
  Regulatory assets                          69         76
  Other                                      18         51
                                         --------------------
    Total deferred tax liabilities          558        576
                                         --------------------
Deferred Tax Assets:
  Investment tax credits                     23         25
  Regulatory balancing accounts              -          51
  Comprehensive settlement (see Note 12)     42         95
  Postretirement benefits                    69         76
  Other deferred liabilities                 98        153
  Restructuring costs                        43         51
  Other                                      52         35
                                         --------------------
    Total deferred tax assets               327        486
                                         --------------------
Net deferred liability                    $ 231      $  90
-------------------------------------------------------------

The net liability is recorded on the consolidated balance sheet as follows:
Dollars in millions                        1999       1998
-------------------------------------------------------------
Current liability (asset)                 $   8      $(130)
Non-current liability                       223        220
                                         --------------------
    Total                                 $ 231      $  90
-------------------------------------------------------------

NOTE 6:  EMPLOYEE BENEFIT PLANS

The information presented below describes the plans of the Company. In connection with the PE/Enova business combination described in
Note 1, numerous participants were transferred from the Company's plans to plans of related entities. In connection therewith, the company recorded a $51 million special termination benefit in 1998.

Pension and Other Postretirement Benefits

The Company sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. Effective March 1, 1999, the Pacific Enterprises Pension Plan merged with the Sempra Energy Cash Balance Plan. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years, and a statement of the funded status as of each year end:

---------------------------------------------------------------------------------
                                                                   Other
                                    Pension Benefits      Postretirement Benefits
                                  -----------------------------------------------
(Dollars in millions)                1999      1998           1999         1998
---------------------------------------------------------------------------------
Weighted-Average Assumptions
  as of December 31:
Discount rate                        7.75%     6.75%          7.75%      6.75%
Expected return on plan assets       8.00%     8.50%          8.00%      8.50%
Rate of compensation increase        5.00%     5.00%          5.00%      5.00%
Cost trend of covered
  health-care charges                   -         -           7.75%(1)   8.00%(1)
Change in Benefit Obligation:
Net benefit obligation at
  January 1                        $1,156    $1,378          $ 446        $ 463
Service cost                           28        33             11           12
Interest cost                          77        95             30           31
Plan participants' contributions        -         -              1            1
Plan amendments                         -        16              -            -
Actuarial gain                       (120)      (10)           (62)          (5)
Transfer of liability (2)              (6)     (204)             -          (43)
Special termination benefits            -        48              -            3
Gross benefits paid                   (78)     (200)           (18)         (16)
                                  -----------------------------------------------
Net benefit obligation at
  December 31                       1,057     1,156            408          446
                                  -----------------------------------------------
Change in Plan Assets:
Fair value of plan assets
  at January 1                      1,595     1,834            379          343
Actual return on plan assets          453       286             77           61
Employer contributions                  1         1             24           30
Plan participants' contributions        -         -              1            1
Transfer of assets (2)                  -      (326)             -          (40)
Gross benefits paid                   (78)     (200)           (18)         (16)
                                  -----------------------------------------------
Fair value of plan assets
  at December 31                    1,971     1,595            463          379
                                  -----------------------------------------------
Funded status at December 31          914       439             55          (67)
Unrecognized net actuarial gain      (969)     (518)          (156)         (53)
Unrecognized prior service cost        45        50              -           (1)
Unrecognized net transition
  obligation                            3         3            110          119
                                  -----------------------------------------------
Net asset (liability)
  at December 31                    $  (7)    $ (26)        $    9        $  (2)
---------------------------------------------------------------------------------
(1) Decreasing to ultimate trend of 6.50% in 2004.
(2) To reflect transfer of plan assets and liability to Sempra Energy plan for Company employees transferred to Sempra Energy.

The following table provides the components of net periodic benefit cost for the plans:

---------------------------------------------------------------------------------
                                                                  Other
                                     Pension Benefits     Postretirement Benefits
                                  -----------------------------------------------
(Dollars in millions)               1999   1998   1997     1999     1998     1997
---------------------------------------------------------------------------------
Service cost                       $ 28   $ 33   $ 32     $ 11     $ 12     $ 13
Interest cost                        77     95     95       30       31       30
Expected return on assets          (112)  (128)  (120)     (27)     (24)     (20)
Amortization of:
  Transition obligation               1      1      1        9        9        9
  Prior service cost                  4      3      3        -        -        -
  Actuarial gain                    (14)   (12)   (10)       -        -        -
Special termination benefit           -     48     13        -        3        2
Settlement credit                     -    (30)     -        -        -        -
Regulatory adjustment                17      -      -       24        9        -
                                  -----------------------------------------------
Total net periodic benefit cost    $  1   $ 10   $ 14     $ 47     $ 40     $ 34
---------------------------------------------------------------------------------

The following table provides the amounts recognized on the SoCalGas balance sheet at December 31.

-------------------------------------------------------------------------------------
                                                                        Other
                                        Pension Benefits      Postretirement Benefits
                                       ----------------------------------------------
(Dollars in millions)                     1999      1998         1999       1998
-------------------------------------------------------------------------------------
Prepaid benefit cost                         -         -         $  9          -
Accrued benefit cost                     $  (1)     $(20)           -        $(2)
Additional minimum liability                (2)       (6)           -          -
Intangible asset                             2         -            -          -
Accumulated other
  comprehensive income                      (6)        -            -          -
-------------------------------------------------------------------------------------
Net liability                            $  (7)     $(26)        $  9        $(2)
-------------------------------------------------------------------------------------

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects:

------------------------------------------------------------------------
(Dollars in millions)                       1% Increase    1% Decrease
------------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                       $8            $ (7)
Effect on the health care component of the
  accumulated postretirement benefit obligation $61            $(55)
------------------------------------------------------------------------

Except for one nonqualified retirement plan, all pension plans had plan assets in excess of accumulated benefit obligations. For that one plan, the projected benefit obligation and accumulated benefit obligation were $12 million and $9 million, respectively, as of December 31, 1999, and $15 million and $12 million, respectively, as of December 31, 1998.
     Other postretirement benefits include medical benefits for retirees and their spouses (and Medicare Part B reimbursement for certain retirees) and retiree life insurance.

Savings Plans

SoCalGas offers a savings plan, administered by plan trustees, to all eligible employees. Eligibility to participate in the plan is immediate for salary deferrals. Employees may contribute, subject to plan provisions, from one percent to 15 percent of their regular earnings. The employee's contributions, at the direction of the employees, are primarily invested in Sempra Energy stock, mutual funds or guaranteed investment contracts. Employer contributions, after one year of completed service, are made in shares of Sempra Energy common stock. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees. Employer contributions for the SoCalGas plan are partially funded by the Sempra Energy Employee Stock Ownership Plan and Trust (formerly Pacific Enterprises Employee Stock Ownership Plan and Trust). Annual expense for the savings plans was $6 million in 1999, $7 million in 1998 and $7 million in 1997.

Employee Stock Ownership Plan

The Pacific Enterprises Employee Stock Ownership Plan and Trust was assumed by Sempra Energy on October 1, 1999. The trust covered substantially all of Southern California Gas Company's employees and was used to fund part of their retirement savings plan. All contributions to the Trust are made by the Company and there are no contributions made by the participants. As the Company makes contributions to the Trust, the Trust debt service is paid and shares are released in proportion to the total expected debt service. See Note 4 for additional information.

NOTE 7:  STOCK-BASED COMPENSATION

Sempra Energy has stock-based compensation plans that align employee and shareholder objectives related to Sempra Energy's long-term growth. The long-term incentive stock compensation plan provides for aggregate awards of Sempra Energy non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments or dividend equivalents.
     In 1995, Statement of Financial Accounting Standards (SFAS)
No. 123, "Accounting for Stock-Based compensation," was issued. It encourages a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, Sempra Energy and its subsidiaries adopted its disclosure-only requirements and continue to account for stock-based compensation in accordance with the provisions of accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees."
     To the extent that subsidiary employees participate in the plans or that subsidiaries are allocated a portion of Sempra
Energy's costs of the plans, the subsidiaries record an expense for the plans. PE recorded expenses of $8 million in 1998 and $17 million in 1997. In 1999 PE's share of the plans' income was $4 million.

NOTE 8:  FINANCIAL INSTRUMENTS

Fair Value

The fair values of the Company's financial instruments are not materially different from the carrying amounts, except for long-term debt and preferred stock. The carrying amounts and fair values of long-term debt are $1.0 billion and $0.9 billion, respectively, at December 31, 1999, and $1.2 billion each at December 31, 1998. The carrying amounts and fair values of the combined preferred stock and preferred stock of subsidiaries are $100 million and $71 million, respectively, at December 31, 1999, and $100 million and $77 million, respectively, at December 31, 1998. The fair values of the first-mortgage bonds and preferred stock are estimated based on quoted market prices for them. The fair values of long-term notes payable are based on the present value of the future cash flows, discounted at rates available for similar notes with comparable maturities.

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


Energy Derivatives

The Company's regulated operations use energy derivatives for price risk management purposes within certain limitations imposed by Company policies and regulatory requirements.
   SoCalGas is subject to price risk on its natural gas purchases if its cost exceeds a 2 percent tolerance band above the benchmark price. This is discussed further in Note 12. SoCalGas becomes subject to price risk when positions are incurred during the buying, selling and storing of natural gas. As a result of the Gas Cost Incentive Mechanism (GCIM), (see Note 12), SoCalGas enters into a certain amount of natural gas futures contracts in the open market with the intent of reducing natural gas costs within the GCIM tolerance band. The Company's policy is to use natural gas futures contracts to mitigate risk and better manage natural gas costs. The CPUC has approved the use of natural gas futures for managing risk associated with the GCIM. For the years ended December 31, 1999, 1998 and 1997, gains and losses from natural gas futures contracts are not material to the Company's financial statements.

NOTE 9:  PREFERRED STOCK OF SUBSIDIARY

-----------------------------------------------------------------
                                                   December 31,
(Dollars in millions)                             1999     1998
-----------------------------------------------------------------
Not subject to mandatory redemption:
  $25 par value, authorized 1,000,000 shares
    6% Series, 28,134 and 28,664 shares
      outstanding at December 31, 1999 and 1998      $ 1     $ 1
    6% Series A, 783,032 shares outstanding
      at December 31, 1999 and 1998                   19      19
  --------------
                                                     $20     $20
-----------------------------------------------------------------

None of SoCalGas' preferred stock is callable. All series have one vote per share and cumulative preferences as to dividends. On February 2, 1998, SoCalGas redeemed all outstanding shares of 7.75% Series Preferred Stock at a price per share of $25 plus $0.09 of dividends accruing to the date of redemption. The total cost to SoCalGas was approximately $75.3 million.

NOTE 10:  SHAREHOLDERS' EQUITY

The Company is authorized to issue 600,000,000 shares of common stock, 10,000,000 shares of Preferred Stock and 5,000,000 shares of Class A Preferred Stock. All shares of PE common stock are owned by Sempra Energy. No shares of Unclassified or Class A preferred stock are outstanding.


-------------------------------------------------------------------
                                                  December 31,
(Dollars in millions)                        1999              1998
-------------------------------------------------------------------
COMMON EQUITY:
Common                                    $ 1,282       $ 1,117
Retained earnings                              58           395
Accumulated other comprehensive income          6            --
Deferred compensation relating to
  Employee Stock Ownership Plan                --           (45)
                                         --------------------------
     Total common equity                  $ 1,346       $ 1,467
-------------------------------------------------------------------

-------------------------------------------------------------------
                                           Call      December 31,
(Dollars in millions except call price)   Price    1999        1998
-------------------------------------------------------------------
PREFERRED STOCK:
Cumulative preferred
  without par value:
    $4.75 Dividend, 200,000 shares
      authorized and outstanding        $100.00   $  20       $  20
    $4.50 Dividend, 300,000 shares
      authorized and outstanding        $100.00      30          30
    $4.40 Dividend, 100,000 shares
      authorized and outstanding        $101.50      10          10
    $4.36 Dividend, 200,000 shares
      authorized and outstanding        $101.00      20          20
    $4.75 Dividend, 253 shares
      authorized and outstanding        $101.00       -          -

                                             ----------------------
      Total                                       $  80       $  80
-------------------------------------------------------------------

All or any part of every series of presently outstanding PE preferred stock is subject to redemption at PE's option at any time upon not less than 30 days notice, at the applicable redemption prices for each series, together with the accrued and accumulated dividends to the date of redemption. All shares have one vote and cumulative preferences as to dividends.

Dividend Restrictions
At December 31, 1999, PE had no retained earnings available for future dividends, due to the CPUC's regulation of SoCalGas' capital structure.

NOTE 11: CONTINGENCIES AND COMMITMENTS

Natural Gas Contracts

SoCalGas buys natural gas under several short-term and long-term contracts. Short-term purchases are from various Southwest U.S. suppliers and are based on monthly spot-market prices. In 1998, SoCalGas restructured its long-term commodity purchase contracts with suppliers of California offshore and Canadian gas. These new purchase contracts expire at the end of 2003. SoCalGas has commitments for firm pipeline capacity under contracts with pipeline companies that expire at various dates through the year 2006. These agreements provide for payments of an annual reservation charge. SoCalGas recovers such fixed charges in rates.

     At December 31, 1999, the future minimum payments under natural gas contracts were:

-----------------------------------------------------------------
                               Storage and
(Dollars in millions)       Transportation          Natural Gas
-----------------------------------------------------------------
2000                              $ 182                $ 399
2001                                184                  165
2002                                186                  170
2003                                186                  158
2004                                183                    -
Thereafter                          315                    -
                               ----------------------------------
Total minimum payments           $1,236                $ 892
-----------------------------------------------------------------

Total payments under the contracts were $1.1 billion in 1999, $0.9 billion in 1998, and $1.1 billion in 1997.

Leases

PE and SoCalGas have operating leases on real and personal property expiring at various dates from 2000 to 2029. The rentals payable under these leases are determined on both fixed and percentage bases, and most leases contain options to extend, which are exercisable by PE or SoCalGas.

     The minimum rental commitments payable in future years under all noncancellable leases are:

-----------------------------------------------------------------
                                                       Operating
(Dollars in millions)                                    Leases
-----------------------------------------------------------------
2000                                                     $   42
2001                                                         42
2002                                                         44
2003                                                         40
2004                                                         40
Thereafter                                                  291
-----------------------------------------------------------------
Total future rental commitment                           $  499
-----------------------------------------------------------------

Rent expense totaled $52 million in 1999, $55 million in 1998 and $56 million in 1997.
     In connection with the quasi-reorganization described in
Note 2, PE established reserves of $102 million to fair value operating leases related to its headquarters and other leases at December 31, 1992. The remaining amount of these reserves was $70 million at December 31, 1999. These leases are reflected in the above table.

Other Commitments and Contingencies

At December 31, 1999, commitments for capital expenditures were approximately $8 million.

Environmental Issues

The Company's operations are subject to federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, solid waste disposal and the protection of wildlife. SoCalGas incurs significant costs to operate its facilities in compliance with these laws and regulations and these costs generally have been recovered in customer rates.
     In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account allowing utilities to recover their hazardous-waste costs, including those related to Superfund sites or similar sites requiring cleanup. Recovery of 90 percent of cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses is permitted. In addition, the Company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates. Environmental liabilities that may arise are recorded when remedial efforts are probable and the costs can be estimated.
     The Company's capital expenditures to comply with environmental laws and regulations were $1 million in each of 1999, 1998 and 1997, and are not expected to be significant over the next five years.
     The Company has been associated with various other sites which may require remediation under federal, state or local environmental laws. PE is unable to determine fully the extent of its responsibility for remediation of these sites until assessments are completed. Furthermore, the number of others that also may be responsible, and their ability to share in the cost of the cleanup, are not known.

Litigation

The Company is involved in various legal matters, including those arising out of the ordinary course of business. Management believes that these matters will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.


Concentration of Credit Risk

PE maintains credit policies and systems to minimize overall credit risk. These policies include, when applicable, an evaluation of potential counterparties' financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.
SoCalGas grants credit to its utility customers, substantially all of whom are located in its service territory, which covers most of Southern California and a portion of central California.

NOTE 12:  REGULATORY MATTERS

Gas Industry Restructuring

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a proceeding to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California's natural gas consumers.
     In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core (residential and small commercial) customers prior to January 1, 2000. During the implementation moratorium, the CPUC held hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SoCalGas has been actively participating in this effort and has argued in support of competition intended to maximize benefits to customers rather than to protect competitors.
     In October 1999, the State of California enacted a law (AB
1421) which requires that gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase gas from a non-utility provider. The law prohibits the CPUC from further unbundling of distribution-related gas services (including meter reading and billing) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for most customers. The objective is to preserve both customer safety and customer choice.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SoCalGas. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure.
     SoCalGas' PBR mechanism is in effect through December 31, 2002; however, the CPUC decision allows for the possibility that changes to its mechanism could be adopted in its 1999 Biennial Cost Allocation Proceeding decision, which is anticipated during the second quarter of 2000. SoCalGas' PBR mechanism is scheduled to be updated at December 31, 2002, at which time it will be updated for, among other things, changes in costs and volumes. Key elements of the mechanism include an initial reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates. Specifically, the key elements of the mechanism include the following:

-- Earnings up to 25 basis points in excess of the authorized rate of return on rate base are retained 100 percent by shareholders. Earnings that exceed the authorized rate of return on rate base by greater than 25 basis points are shared between customers and shareholders on a sliding scale that begins with 75 percent of the additional earnings being given back to customers and declining to 0 percent as earned returns approach 300 basis points above authorized amounts. There is no sharing if actual earnings fall below the authorized rate of return. In 1999, SoCalGas was authorized to earn a 9.49 percent return on its rate base. For 2000, the authorized return is 9.49 percent for SoCalGas.

-- Base rates are indexed based on inflation less an estimated productivity factor.

-- Performance indicators, including employee safety, customer satisfaction, and call-center responsiveness, affect the Company's future income potential. The SoCalGas mechanism authorizes penalties up to $4 million annually, or more in certain, limited situations.

-- The SoCalGas mechanism allows for pricing flexibility for residential and small commercial customers, with any shortfalls in revenue being borne by shareholders and with any increase in revenue shared between shareholders and customers.

-- Annual cost of capital proceedings are replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. The SoCalGas mechanism is triggered if the 12-month trailing average of actual market interest rates increases or decreases by more than 150 basis points and is forecasted to continue to vary by at least 150 basis points for the next year. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a formula which applies a percentage of the change to various capital components.

Comprehensive Settlement Of Natural Gas Regulatory Issues
In July 1994, the CPUC approved a comprehensive settlement for SoCalGas (Comprehensive Settlement) of a number of regulatory issues, including rate recovery of a significant portion of the restructuring costs associated with certain long-term contracts with suppliers of California-offshore and Canadian natural gas. In the past, the cost of these supplies had been substantially in excess of SoCalGas' average delivered cost for all natural gas supplies. The restructured contracts substantially reduced the ongoing delivered costs of these supplies. The Comprehensive Settlement permitted SoCalGas to recover in utility rates approximately 80 percent of the contract-restructuring costs of $391 million and accelerated amortization of related pipeline assets of approximately $140 million, together with interest, incurred prior to January 1, 1999. In addition to the supply issues, the Comprehensive Settlement addressed the following other regulatory issues:

-- Noncore revenues were governed by the Comprehensive Settlement through July 31, 1999. This treatment is being replaced by the PBR mechanism as adopted in the 1999 Biennial Cost Allocation Proceeding (BCAP). The CPUC's proposed decision on the 1999 BCAP would allow balancing account treatment for 75 percent of noncore revenues.

--The Gas Cost Incentive Mechanism (GCIM) for evaluating SoCalGas' natural gas purchases substantially replaced the previous process of reasonableness reviews. In December 1998 the CPUC extended the GCIM program indefinitely.

GCIM compares SoCalGas' cost of natural gas with a benchmark level, which is the average price of 30-day firm spot supplies in the basins in which SoCalGas purchases natural gas. The mechanism permits full recovery of all costs within a "tolerance band" above the benchmark price and refunds all savings within a "tolerance band" below the benchmark price. The costs or savings outside the "tolerance band" are shared equally between customers and shareholders.
     The CPUC approved the use of natural gas futures for managing risk associated with the GCIM. SoCalGas enters into natural gas futures contracts in the open market on a limited basis to mitigate risk and better manage natural gas costs.
     In 1998 the CPUC approved GCIM-related shareholder awards to SoCalGas totaling $13 million. In June 1999, SoCalGas filed its annual GCIM application with the CPUC requesting an award of $8 million for the annual period ended March 31, 1999. A CPUC decision is expected during the second quarter of 2000.
     PE and SoCalGas recorded the impact of the Comprehensive Settlement in 1993. Upon giving effect to liabilities previously recognized by the companies, the costs of the Comprehensive Settlement, including the restructuring of natural gas supply contracts, did not result in any further charges to PE's earnings.

Biennial Cost Allocation Proceeding (BCAP)

In the second quarter of 1997, the CPUC issued a decision on SoCalGas' 1996 BCAP filing. In this decision, the CPUC considered SoCalGas' relinquishments of interstate pipeline capacity on the El Paso and Transwestern pipelines. This resulted in a reduction in the pipeline demand charges allocated to SoCalGas' customers and surcharges allocated to firm capacity holders through pipeline rate-case settlements adopted at the FERC. However FERC is reviewing the decision.
     On November 4, 1999, the CPUC issued a decision on the 1996 BCAP, shifting $88 million of pipeline surcharges from the pipeline capacity relinquishments to noncore customers. The noncore customer rate impact of the decision is mitigated by overcollections in the regulatory accounts and will be reflected in the rates adopted in the final 1999 BCAP decision.
     In October 1998, SoCalGas filed its 1999 BCAP application requesting that new rates become effective August 1, 1999 and remain in effect through December 31, 2002. The proposed beginning date follows the conclusion of SoCalGas' Comprehensive Settlement (discussed above), and the proposed end date aligns with the expiration of its current PBR. On January 11, 2000, the CPUC issued a proposed decision adopting an overall decrease in natural gas revenues of $208 million for SoCalGas. A final CPUC decision is expected in the second quarter of 2000.

Cost Of Capital

For 2000, SoCalGas is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed above under "Performance-Based Regulation."

Transactions Between Utilities And Affiliated Companies

On December 16, 1997, the CPUC adopted rules, effective January 1, 1998, establishing uniform standards of conduct governing the manner in which California's investor-owned utilities (IOUs) conduct business with their energy-related affiliates. The objective of the affiliate-transaction rules is to ensure that these affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities. The rules establish standards relating to non-discrimination, disclosure and information exchange, and separation of activities. The CPUC excluded utility-to-utility transactions between SDG&E and SoCalGas from the affiliate-transaction rules in its March 1998 decision approving the business combination of Enova and PE, which is described in
Note 1.
     During 1999, 1998 and 1997, the Company sold natural gas transportation and storage services to SDG&E in the amount of $50 million to $60 million per year. These sales were at rates established by the CPUC.

NOTE 13:  SEGMENT INFORMATION

The Company previously had two separately managed reportable segments: SoCalGas and Sempra Energy Trading (SET). However, PE dividended its SET holdings to Sempra Energy during the second quarter of 1999. The Company had a 50 percent ownership interest in SET, and accounted for this investment on the equity method of accounting. However, for segment reporting, items of income and assets for SET were reported at 100 percent. A corresponding adjustment was made to reconcile the amounts to those that were reported by the Company under the equity method. The accounting policies of the segments are the same as those described in Note 2, and segment performance is evaluated by management based on reported net income. Intersegment transactions generally are recorded the same as sales or transactions with third parties. Utility transactions are primarily based on rates set by the CPUC.

---------------------------------------------------------------------
                                     For the years ended December 31,
(Dollars in millions)                     1999       1998        1997
---------------------------------------------------------------------
Revenues:
  Southern California Gas            $   2,569  $   2,427   $   2,641
  Sempra Energy Trading                     90        110          --
  Sempra Energy Trading adjustment         (90)      (110)         --
  All other                                 --         45          97
                                    ---------------------------------
    Total                            $   2,569  $   2,472   $   2,738
                                    ---------------------------------
Interest Revenue:
  Southern California Gas            $      16  $       4   $       1
  Sempra Energy Trading                      1          3          --
  Sempra Energy Trading adjustment          (1)        (3)         --
  All other                                  8         15          16
                                    ---------------------------------
    Total                            $      24  $      19   $      17
                                    ---------------------------------
Depreciation and amortization:
  Southern California Gas            $     260  $     254   $     251
  Sempra Energy Trading                      6         13          --
  Sempra Energy Trading adjustment          (6)       (13)         --
  All other                                  1          5           5
                                    ---------------------------------
    Total                            $     261  $     259   $     256
                                    ---------------------------------
Interest Expense:
  Southern California Gas            $      60  $      80   $      87
  Sempra Energy Trading                      3          5          --
  Sempra Energy Trading adjustment          (3)        (5)         --
  All other                                 12        (10)         19
                                    ---------------------------------
    Total                            $      72  $      70   $     106
                                    ---------------------------------
Income Tax Expense (Benefit):
  Southern California Gas            $     182  $     128   $     178
  Sempra Energy Trading                      2         (9)         --
  Sempra Energy Trading adjustment          (2)         9          --
  All other                                (16)        (1)        (27)
                                    ---------------------------------
    Total                            $     166  $     127   $     151
                                    ---------------------------------
Net Income:
  Southern California Gas            $     200  $     158   $     231
  Sempra Energy Trading                      3        (13)         --
  Sempra Energy Trading adjustment          (3)         7          --
  All other                                (16)        (5)        (47)
                                    ---------------------------------
    Total                            $     184  $     147   $     184
                                    ---------------------------------


---------------------------------------------------------------------
                                         At December 31, or for
                                          the year then ended
(Dollars in millions)                   1999         1998        1997
---------------------------------------------------------------------
Assets:
  Southern California Gas           $   3,532   $   3,834   $   4,205
  Sempra Energy Trading                    --       1,225         846
  Sempra Energy Trading adjustment         --      (1,225)       (846)
  All other                               397         737         772
                                    ---------------------------------
    Total                           $   3,929   $   4,571   $   4,977
                                    ---------------------------------
Capital Expenditures:
  Southern California Gas           $     146   $     128   $     159
  Sempra Energy Trading                     5          --          --
  Sempra Energy Trading adjustment         (5)         --          --
  All other                                --          22          28
                                    ---------------------------------
    Total                           $     146   $     150   $     187
                                    ---------------------------------
Geographic Information:
  Long-lived assets
    United States                   $   2,871   $   3,106    $  3,287
    Latin America                          --         106          58
                                    ---------------------------------
    Total                           $   2,871   $   3,212    $  3,345
                                    ---------------------------------
  Operating Revenues:
    United States                   $   2,569   $   2,471    $  2,737
    Europe                                 24          --          --
    Sempra Energy Trading adjustment      (24)         --          --
    Latin America                          --           1           1
                                    ---------------------------------
    Total                           $   2,569   $   2,472    $  2,738
---------------------------------------------------------------------







NOTE 14:  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Quarter ended
                            -------------------------------------------------------
Dollars in millions          March 31     June 30     September 30     December 31
-----------------------------------------------------------------------------------
1999
Operating Revenues           $    614    $    621       $    561        $    773
Operating expenses                548         556            485             709
                              -----------------------------------------------------
Operating income             $     66    $     65       $     76        $     64
                              -----------------------------------------------------

Net income                   $     48    $     40       $     45        $     51
Dividends on preferred stock        1           1              1               1
                              -----------------------------------------------------
Net income applicable
  to common shares           $     47    $     39       $     44        $     50
                              =====================================================
1998
Operating Revenues           $    669    $    581       $    531        $    691
Operating expenses                619         557            454             624
                              -----------------------------------------------------
Operating income             $     50    $     24       $     77        $     67
                              -----------------------------------------------------

Net income                   $     40    $     12       $     45        $     50
Dividends on preferred stock        1           1              1               1
                              -----------------------------------------------------
Net income applicable
  to common shares           $     39    $     11       $     44        $     49
                              =====================================================

Operating expenses for March 31, June 30, and September 30 have been restated to include income tax expense on operations.





Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2000 annual meeting of shareholders. The information required on the Company's executive officers is set forth below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                        Age*    Positions
-------------------------------------------------------------------
Richard D. Farman            64     Chairman and Chief Executive
                                    Officer

Stephen L. Baum              58     President and Chief Operating
                                    Officer

John R. Light                58     Executive Vice President and
                                    General Counsel

Neal E. Schmale              53     Executive Vice President and
                                    Chief Financial Officer

Frank H. Ault                55     Vice President and Controller

Charles A. McMonagle         49     Vice President and Treasurer

Thomas C. Sanger             56     Corporate Secretary

*  As of December 31, 1999.

Each Executive Officer has been an officer of Sempra Energy or one of its subsidiaries for more than five years, with the exception of Mssrs. Light and Schmale. Prior to joining the Company in 1998, Mr. Light was a partner in the law firm of Latham & Watkins. Prior to joining the Company in 1997, Mr. Schmale was Chief Financial Officer of Unocal Corporation.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Information Statement prepared for the May 2000 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2000 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                   This Report

Independent Auditors' Report . . . . . . . . . . . . . . 27

Statements of Consolidated Income for the years
  ended December 31, 1999, 1998 and 1997 . . . . . . . . 28

Consolidated Balance Sheets at December 31,
  1999 and 1998. . . . . . . . . . . . . . . . . . . . . 29

Statements of Consolidated Cash Flows for the
  years ended December 31, 1999, 1998 and 1997 . . . . . 31

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 1999, 1998 and 1997 . . . . . . . . . . . 33

Notes to Consolidated Financial Statements . . . . . . . 34

2. Financial statement schedules

The following documents may be found in this report at the indicated page numbers:
                                                     Page in
                                                   This Report

Independent Auditors' Consent and
   Report on Schedule. . . . . . . . . . . . . . . . . . 61

Schedule I--Condensed Financial Information of Parent. . 62

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.

3. Exhibits
See Exhibit Index on page 65 of this report.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed after September 30, 1999.


INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Pacific Enterprises:

We consent to the incorporation by reference in Registration Statement Nos. 2-96782, 33-26357, 2-66833, 2-96781, 33-21908 and
33-54055 of Pacific Enterprises on Forms S-8 and Registration Statement Nos. 33-24830 and 33-44338 of Pacific Enterprises on Forms S-3 of our report dated February 4, 2000, appearing in this Annual Report on Form 10-K of Pacific Enterprises for the year ended December 31, 1999.

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

San Diego, California
March 28, 2000



Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

PACIFIC ENTERPRISES
Schedule 1
Condensed Financial Information of Parent

                        Condensed Statements of Income
                            (Dollars in millions)


For the years ended December 31       1999       1998       1997
                                    --------   --------   --------
Revenues and other income               $     --    $     11    $     20
Expenses, interest and income taxes           20          20          59
                                        --------     --------    --------
Loss before subsidiary earnings              (20)         (9)        (39)
Subsidiary earnings                          200         152         219
                                        --------     --------    --------
Earnings applicable to common shares    $    180    $    143    $    180
                                        ========     ========    ========



                           Condensed Balance Sheets
                            (Dollars in millions)


Balance at December 31                               1999          1998
                                                  ----------    ----------
Assets:
   Cash and cash equivalents                      $       --    $        3
   Other current assets                                  353           130
                                                  ----------    ----------
     Total current assets                                353           133
Investments in subsidiaries                            1,288         1,763
Deferred charges and other assets                        193           162
                                                  ----------    ----------
     Total Assets                                 $    1,834    $    2,058
                                                  ==========    ==========
Liabilities and Shareholders' Equity:
   Dividends payable                              $        1    $        1
   Due to affiliates                                     294           171
   Other current liabilities                              --           203
                                                  ----------    ----------
     Total current liabilities                           295           375
Other long-term liabilities                              113           136
Common equity                                          1,346         1,467
Preferred stock                                           80            80
                                                  ----------    ----------
     Total Liabilities and Shareholders' Equity   $    1,834    $    2,058
                                                  ==========    ==========








PACIFIC ENTERPRISES
Schedule 1 (continued)
Condensed Financial Information of Parent

                      Condensed Statements of Cash Flows
                          (Dollars in millions)


For the years ended December 31                     1999       1998      1997
                                                  --------   -------   -------
Cash flows from operating activities            $   (120)  $   (216)  $   (15)
                                                 --------   -------   -------
Expenditures for property, plant and equipment        --        (12)      (10)
Dividends received from subsidiaries                 278        164       251
Increase in investments and other                    (14)       (53)     (152)
                                                 --------   -------   -------
Cash flows from investing activities                 264         99        89
                                                 --------   -------   -------
Sale of common stock                                  --         27        17
Repurchase of common stock                            --         --       (48)
Increase (decrease) in short-term debt               (43)        43        --
Common dividends paid                               (100)       (97)     (122)
Preferred dividends paid                              (4)        (4)       (4)
                                                 --------   -------   -------
Cash flows from financing activities                (147)       (31)     (157)
                                                 --------   -------   -------
Net decrease                                          (3)      (148)      (83)
Cash and Cash Equivalents, January 1                   3        151       234
                                                 --------   -------   -------
Cash and Cash Equivalents, December 31          $     --   $      3  $    151
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

Name/Title                              Signature                              Date

Principal Executive Officers:
Richard D. Farman
Chairman, Chief Executive Officer   /s/ Richard D. Farman                  March 7, 2000

Stephen L. Baum
President,
Chief Operating Officer             /s/ Stephen L. Baum                    March 7, 2000

Principal Financial Officer:
Neal E. Schmale
Executive Vice President,
Chief Financial Officer             /s/ Neal E. Schmale                    March 7, 2000

Principal Accounting Officer:
Frank H. Ault
Vice President, Controller          /s/ Frank H. Ault                      March 7, 2000

Directors:
Richard D. Farman
Chairman                            /s/ Richard D. Farman                  March 7, 2000


Stephen L. Baum, Director           /s/ Stephen L. Baum                    March 7, 2000

Hyla H. Bertea, Director            /s/ Hyla H. Bertea                     March 7, 2000

Ann L. Burr, Director               /s/ Ann L. Burr                        March 7, 2000

Herbert L. Carter, Director         /s/ Herbert L. Carter                  March 7, 2000

Richard A. Collato, Director        /s/ Richard A. Collato                 March 7, 2000

Daniel W. Derbes, Director          /s/ Daniel W. Derbes                   March 7, 2000

Wilford D. Godbold, Jr., Director   /s/ Wilford D. Godbold, Jr.            March 7, 2000

Robert H. Goldsmith, Director       /s/ Robert H. Goldsmith                March 7, 2000

William D. Jones, Director          /s/ William D. Jones                   March 7, 2000

Ignacio E. Lozano, Jr., Director    /s/ Ignacio E. Lozano, Jr.             March 7, 2000

Ralph R. Ocampo, Director           /s/ Ralph R. Ocampo                    March 7, 2000

William G. Ouchi, Director          /s/ William G. Ouchi                   March 7, 2000

Richard J. Stegemeier, Director     /s/ Richard J. Stegemeier              March 7, 2000

Thomas C. Stickel, Director         /s/ Thomas C. Stickel                  March 7, 2000

Diana L. Walker, Director           /s/ Diana L. Walker                    March 7, 2000


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

Exhibit 3 -- By-Laws and Articles Of Incorporation

3.01  Articles of Incorporation of Pacific Enterprises (Pacific
      Enterprises 1996 Form 10-K; Exhibit 3.01).

3.02  Restated bylaws of Pacific Enterprises dated March 2, 1999
      (Pacific Enterprises 1998 Form 10-K; Exhibit 3.02).

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

Exhibit 10 -- Material Contracts

Compensation

10.01 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998 (1998 Sempra Energy Form 10-K Exhibit 10.09).

10.02 Sempra Energy Executive Incentive Plan effective June 1, 1998 (1998 Sempra Energy Form 10-K Exhibit 10.11).

10.03 Sempra Energy Executive Deferred Compensation Agreement effective June 1, 1998 (1998 Sempra Energy Form 10-K Exhibit 10.12).

10.04 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998; Exhibit 4.1).

10.05 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992. (Pacific Enterprises 1992 Form 10-K; Exhibit 10.18).


Exhibit 21 -- Subsidiaries

21.01  Schedule of Subsidiaries at December 31, 1999.

Exhibit 23 - Independent Auditors' Consent, page 61.

Exhibit 27 -- Financial Data Schedule

27.01  Financial Data Schedule for the year ended December 31, 1999.


GLOSSARY


AFUDC                   Allowance for Funds Used During
                        Construction

BCAP                    Biennial Cost Allocation Proceeding

Bcf                     Billion Cubic Feet (of natural gas)

CPUC                    California Public Utilities Commission

Enova                   Enova Corporation

ESOP                    Employee Stock Ownership Plan

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

GCIM                    Gas Cost Incentive Mechanism

IDBs                    Industrial Development Bonds

IOUs                    Investor-Owned Utilities

ORA                     Office of Ratepayer Advocates

PBR                     Performance-Based Ratemaking/Regulation

PE                      Pacific Enterprises

PRP                     Potential Responsible Party

SDG&E                   San Diego Gas & Electric Company

SFAS                    Statement of Financial Accounting Standards

SoCalGas                Southern California Gas Company

UEG                     Utility Electric Generation

VaR                     Value at Risk