Form 10-Q
period 2000-03-31
PACIFIC ENTERPRISES INC
filed 2000-05-05
CIK 75527

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                              --------------------------------------

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



ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                        Three months ended
                                                             March 31,
                                                         -----------------
                                                           2000      1999
                                                         -------   -------
Operating revenues                                       $   698    $  614
                                                         -------   -------

Expenses
  Cost of natural gas distributed                            346       256
  Operation and maintenance                                  150       160
  Depreciation                                                64        65
  Income taxes                                                44        41
  Other taxes and franchise payments                          28        25
                                                         -------   -------
    Total                                                    632       547
                                                         -------   -------
Operating Income                                              66        67
                                                         -------   -------
Other Income and (Deductions)
  Interest income                                              8         3
  Regulatory interest                                          -        (4)
  Allowance for equity funds used during construction          -         1
  Taxes on non-operating income                               (2)        1
  Other - net                                                  -         4
                                                         -------   -------
    Total                                                      6         5
                                                         -------   -------
Income Before Interest Charges                                72        72
                                                         -------   -------
Interest Charges
  Long-term debt                                              19        21
  Other interest                                               2         3
  Allowance for borrowed funds used during construction       (1)        -
                                                         -------   -------
     Total                                                    20        24
                                                         -------   -------
Net Income                                                    52        48
Preferred Dividend Requirements                                1         1
                                                         -------   -------
Earnings Applicable to Common Shares                      $   51     $  47
                                                         =======   =======
See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                       March 31,    December 31,
                                                          2000          1999
                                                      ----------    ------------
ASSETS
Property, plant and equipment                           $6,222            $6,190
Less accumulated depreciation                           (3,413)           (3,352)
                                                        ------            ------
      Property, plant and equipment - net                2,809             2,838
                                                        ------            ------
Current assets
  Cash and cash equivalents                                156                11
  Accounts receivable - trade (less allowance for
    doubtful receivables of $18 at March 31, 2000 and
    $16 at December 31, 1999)                              359               286
  Accounts and notes receivable - other                     14                14
  Due from affiliates                                      384               182
  Income taxes receivable                                    2                34
  Inventories                                               16                79
  Prepaid expenses                                          15                19
                                                         ------           ------
      Total current assets                                 946               625
                                                         ------           ------

Regulatory assets                                          318               322
Notes receivable - affiliate                                55                55
Investments                                                110                33
Other assets                                                57                56
                                                        ------            ------
                                                           540               466
                                                        ------            ------
      Total                                             $4,295            $3,929
                                                        ======            ======

See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                       March 31,    December 31,
                                                          2000          1999
                                                      ----------    ------------

CAPITALIZATION AND LIABILITIES
Capitalization
  Common Stock                                          $1,259            $1,282
  Retained earnings                                        108                58
  Accumulated other comprehensive income                    42                 6
                                                        ------            ------
     Total common equity                                 1,409             1,346
Preferred stock                                             80                80
Long-term debt                                             939               939
                                                        ------            ------
     Total capitalization                                2,428             2,365
                                                        ------            ------
Current Liabilities
  Accounts payable - trade                                 150               160
  Accounts payable - other                                 342               237
  Regulatory balancing accounts overcollected - net        335               165
  Other taxes payable                                       52                28
  Deferred income taxes                                      7                 8
  Interest accrued                                          33                29
  Current portion of long-term debt                         30                30
  Other                                                     74                85
                                                        ------            ------
     Total current liabilities                           1,023               742
                                                        ------            ------

  Customer advances for construction                        24                27
  Post-retirement benefits other than pensions             155               158
  Deferred income taxes                                    258               223
  Deferred investment tax credits                           55                56
  Deferred credits and other liabilities                   332               338
  Preferred stock of subsidiary                             20                20
                                                        ------            ------
     Total deferred credits and other liabilities          844               822
                                                        ------            ------
Contingencies and commitments (Note 2)
     Total                                              $4,295            $3,929
                                                        ======            ======

See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2000        1999
                                                         ------       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                              $  52     $   48
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             64         65
    Deferred income taxes and investment
      tax credits                                            13         36
    Other                                                    (6)       (35)
    Net change in other working capital
      components                                             63        205
                                                          -----      -----
      Net cash provided by operating activities             186        319
                                                          -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (40)       (33)
  Other - net                                                --         25
                                                          -----      -----
      Net cash used in investing activities                 (40)        (8)
                                                          -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions from parent                          --         17
  Preferred dividends paid                                   (1)        (1)
  Increase (decrease) in short-term debt                     --        (43)
                                                          -----      -----
      Net cash used in financing activities                  (1)       (27)
                                                          -----      -----
Increase in Cash and Cash Equivalents                       145        284
Cash and Cash Equivalents, January 1                         11         27
                                                          -----      -----
Cash and Cash Equivalents, March 31                       $ 156      $ 311
                                                          =====      =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest payments, net of amount capitalized        $  41      $  21
                                                          =====      =====
      Income tax payments, net of refunds                 $  --      $  53
                                                          =====      =====


See notes to Consolidated Financial Statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE or the Company), the parent company of Southern California Gas Company (SoCalGas). The Company's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of PE and its sole direct subsidiary, SoCalGas.

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

The Company's significant accounting policies are described in the notes to Consolidated Financial Statements in the Company's 1999 Annual
Report. The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 1999 Annual Report.

SoCalGas has been accounting for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), as described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report.

2.  MATERIAL CONTINGENCIES

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

The CPUC has held hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SoCalGas and its affiliate, San Diego Gas & Electric Company, have been actively participating in this effort and have argued in support of competition intended to maximize benefits to customers rather than to protect competitors. During this process various large customers on the California utilities' systems are in the process of negotiating a restructuring of intrastate transmission receipt points, balancing policies and storage rights. SoCalGas, SDG&E and other interested parties are expected to file a settlement with the CPUC on these matters in the second quarter of 2000 with evidentiary hearings before the CPUC in June 2000. A CPUC decision is not expected until late 2000.

In October 1999, the State of California enacted a law (AB 1421) which requires that natural gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase natural gas from a non-utility provider. The law prohibits the CPUC from unbundling distribution-related natural gas services (including meter reading and billing) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for most customers. The objective is to preserve both customer safety and customer choice.

QUASI-REORGANIZATION

In 1993 PE divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial-reporting purposes effective December 31, 1992. Unitary tax issues and certain other liabilities established in connection with the quasi-reorganization were favorably resolved in November 1999. Excess reserves of $80 million resulting from the favorable resolution of these issues were added to shareholders' equity at that time. Other liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions for these matters are adequate.

3.  COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2000 and March 31, 1999 was $88 million and $48 million, respectively. The difference between net income and comprehensive income for the three-month period ended March 31, 2000 was due to minimum pension liability adjustments and $34 million of unrealized gains on marketable securities that are classified as available-for-sale (although they cannot be sold until November 2000). For the three-month period ended March 31, 1999 comprehensive income was equal to earnings applicable to common shares.

As was the case for the three-month period ended March 31, 2000, it is likely that comprehensive income in future periods will differ significantly from net income and will be more volatile than net income as long as the available-for-sale securities are held.

4.  SEGMENT INFORMATION

Previously, the Company had two separately managed reportable segments:
SoCalGas and Sempra Energy Trading (SET). However, PE dividended its SET holdings to Sempra Energy during the second quarter of 1999.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at March 31, 2000 are available for investment in utility plant, the retirement of debt and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operations decreased primarily due to the increase in accounts receivable resulting from higher natural gas prices and the return to ratepayers of previously overcollected regulatory balancing accounts.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $220 million for the full year 2000 and will be financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased in the three-month period ended March 31, 2000 due to 1999 short-term debt repayments partially offset by capital contributions from Sempra Energy, neither of which occurred in the corresponding 2000 period.

RESULTS OF OPERATIONS

Consolidated earnings consist primarily of the results from SoCalGas. SoCalGas' net income increased for the three-month period ended March 31, 2000 compared to the same period in 1999, primarily due to reduced operating expenses.


UTILITY OPERATIONS

The table below summarizes the components of natural gas volumes and revenues for SoCalGas by customer class for the three months ended March 31, 2000 and 1999. Other subsidiaries of PE had $7 million of natural gas revenues during the three months ended March 31, 1999.


Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)
For the three months ended March 31

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                           Throughput  Revenue  Throughput  Revenue   Throughput  Revenue
                           --------------------------------------------------------------
2000:
 Residential                       89     $  625         1    $  6          90     $  631
 Commercial and industrial         25        160        83      73         108        233
 Utility electric generation       --         --        30      11          30         11
 Wholesale                         --         --        41      14          41         14
                           --------------------------------------------------------------
                                  114     $  785       155    $104         269     $  889
 Balancing accounts and other                                                        (191)
                                                                                 --------
   Total                                                                           $  698
------------------------------------------------------------------------------------------

1999:
 Residential                      100     $  619         1    $  1         101     $  620
 Commercial and industrial         25        144        77      62         102        206
 Utility electric generation       --         --        16       7          16          7
 Wholesale                         --         --        45      16          45         16
                           --------------------------------------------------------------
                                  125     $  763       139    $ 86         264        849
 Balancing accounts and other                                                        (242)
                                                                                 --------
   Total                                                                           $  607
------------------------------------------------------------------------------------------



Utility natural gas revenues increased 15 percent for the three-month period ended March 31, 2000, compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices.

Cost of natural gas distributed increased 35 percent for the three-month period ended March 31, 2000 compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income.

Operating expenses decreased 6 percent for the three-month period ended March 31, 2000 compared to the corresponding period in 1999, primarily due to the dividending of the Company's nonutility subsidiaries to Sempra Energy in early 1999.

Net income at SoCalGas increased slightly due to reduced operating expenses.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Company's performance will depend on the results of SoCalGas. Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed in this section.

Industry Restructuring

See discussion of industry restructuring in Note 2 of the notes to Consolidated Financial Statements.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the California utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. The utility's PBR mechanism is scheduled to be updated at December 31, 2002, to reflect, among other things, changes in costs and volumes.

Changes to the SoCalGas PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding application, which is expected to become effective during the second quarter of 2000. See additional discussion in "Biennial Cost
Allocation Proceeding" below.

Key elements of the mechanisms include an initial reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates. Specifically, the key elements of the mechanisms include the following:

-- Earnings up to 25 basis points in excess of the authorized rate of return on rate base are retained 100 percent by shareholders. Earnings that exceed the authorized rate of return on rate base by greater than 25 basis points are shared between customers and shareholders on a sliding scale that begins with 75 percent of the additional earnings being given back to customers and declining to 0 percent as earned returns approach 300 basis points above authorized amounts. There is no sharing if actual earnings fall below the authorized rate of return. In 1999, SoCalGas was authorized to earn
9.49 percent on rate base. For 2000, the authorized return is again
9.49 percent.

-- Base rates are indexed based on inflation less an estimated productivity factor.

-- The mechanism authorizes penalties of up to $4 million annually, or more in certain, limited situations, related to performance involving employee safety, customer satisfaction, and call-center responsiveness.

-- A mechanism allows for pricing flexibility for residential and small-commercial customers, with any shortfalls in revenue being borne by shareholders and with any increase in revenue shared between shareholders and customers.

-- Annual cost of capital proceedings are replaced by an automatic adjustment mechanism. If changes in certain indices exceed established tolerances, there would be an automatic adjustment of rates for the change in the cost of capital according to a formula which applies a percentage of the change to various capital components.

Cost of Capital

For 2000, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base
(ROR), the same as in 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed in the Company's 1999 Annual Report.

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's natural gas transportation costs are allocated among various customer classes (residential, commercial, industrial, etc.). In October 1998, the California utilities filed 1999 BCAP applications requesting that new rates become effective August 1, 1999, and remain in effect through December 31, 2002. On April 20, 2000, the CPUC issued a decision adopting overall decreases in natural gas revenues of $210 million for SoCalGas. The decrease has no effect on net income.

Gas Cost Incentive Mechanism (GCIM)

This mechanism for evaluating SoCalGas' natural gas purchases substantially replaced the previous process of reasonableness reviews. In December 1998 the CPUC extended the GCIM program indefinitely.

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

In June 1999, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $8 million for the annual period ended March 31, 1999. A CPUC decision is expected during the second quarter of 2000.

INTERNATIONAL OPERATIONS

In conjunction with the 1998 business combination in which PE became a wholly owned subsidiary of Sempra Energy, PE's ownership interests in international subsidiaries were transferred to Sempra Energy at book value in March 1999.

OTHER OPERATIONS

Sempra Energy Trading Corp. (SET) is a leading natural-gas power marketing firm headquartered in Stamford, Connecticut. Effective April 1999, PE transferred its ownership interest in SET to Sempra Energy. PE's interest in SET did not have a significant effect on PE's income in 1999.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." As amended, SFAS 133, which is effective for the company on January 1, 2001, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the company's Consolidated Financial Statements has not yet been determined.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1999.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1 Financial Data Schedule for the three-month period ended March 31, 2000.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after December 31, 1999.




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


                                       PACIFIC ENTERPRISES
                                       -------------------
                                           (Registrant)






Date: May 3, 2000                By:  /s/ F. H. Ault
                                    ----------------------------

                                          F. H. Ault
                                   Vice President and Controller