Form 10-Q
period 2000-06-30
PACIFIC ENTERPRISES INC
filed 2000-08-14
CIK 75527

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                              --------------------------------------

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

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                               Three Months Ended
                                                     June 30,
                                             -----------------------
                                                2000         1999
                                               -------      ------
Operating revenues                               $630         $621
                                                 ----         ----
Expenses
 Cost of natural gas distributed                  264          241
 Operating and maintenance                        168          196
 Depreciation                                      67           65
 Income taxes                                      44           35
 Other taxes and franchise payments                22           20
                                                 ----         ----
     Total                                        565          557
                                                 ----         ----
Operating Income                                   65           64
                                                 ----         ----
Other Income and (Deductions)
 Interest income                                   20            4
 Regulatory interest                               (5)          (4)
 Allowance for equity funds used
   during construction                              1           --
 Taxes on non-operating income                     (2)          --
 Preferred dividends of subsidiaries               (1)           1
 Other - net                                        2           (6)
                                                 ----         ----
   Total                                           15           (5)
                                                 ----         ----
Income Before Interest Charges                     80           59
                                                 ----         ----
Interest Charges
 Long-term debt                                    16           20
 Other                                             15           --
 Allowance for borrowed funds used
   during construction                             --           (1)
                                                 ----         ----
   Total                                           31           19
                                                 ----         ----
Net Income                                         49           40
Preferred Dividend Requirements                     1            1
                                                 ----         ----
Earnings Applicable to Common Shares             $ 48         $ 39
                                                 ====         ====
See notes to Consolidated Financial Statements.
</table


PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                Six Months Ended
                                                    June 30,
                                               ------------------
                                                2000         1999
                                               ------       ------
Operating revenues                             $1,328       $1,235
                                                -----        -----
Expenses
 Cost of natural gas distributed                  610          497
 Operating and maintenance                        318          356
 Depreciation                                     131          130
 Income taxes                                      88           76
 Other taxes and franchise payments                50           45
                                                -----        -----
     Total                                      1,197        1,104
                                                -----        -----
Operating Income                                  131          131
                                                -----        -----
Other Income and (Deductions)
 Interest income                                   28            7
 Regulatory interest                               (5)          (8)
 Allowance for equity funds used
   during construction                              1            1
 Taxes on non-operating income                     (4)           1
 Preferred dividends of subsidiaries               (1)           1
 Other - net                                        2           (2)
                                                -----        -----
   Total                                           21           --
                                                -----        -----
Income Before Interest Charges                    152          131
                                                -----        -----
Interest Charges
 Long-term debt                                    35           41
 Other                                             17            3
 Allowance for borrowed funds used
   during construction                             (1)          (1)
                                                -----        -----
   Total                                           51           43
                                                -----        -----
Net Income                                        101           88
Preferred Dividend Requirements                     2            2
                                                -----        -----
Earnings Applicable to
 Common Shares                                   $ 99        $  86
                                                =====        =====
See notes to Consolidated Financial Statements.
</table



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

                                                    Balance at
                                              ------------------------
                                               June 30,   December 31,
                                                 2000          1999
                                              ----------   -----------
ASSETS
Property, plant and equipment                   $ 6,260      $ 6,190
Accumulated depreciation                         (3,472)      (3,352)
                                                 ------       ------
  Property, plant and equipment - net             2,788        2,838

Current Assets
  Cash and cash equivalents                         142           11
  Accounts receivable (less allowance
    for doubtful receivables of $18 at
    June 30, 2000 and $16 at December 31, 1999      264          295
  Due from affiliates                               317           73
  Income taxes receivable                            43           34
  Inventories                                        21           78
  Other                                               6            9
                                                 ------       ------
      Total current assets                          793          500
                                                 ------       ------

Regulatory assets                                   185          258
Notes receivable - affiliates                       253          164
Investments                                          80           33
Other assets                                         76           56
                                                 ------       ------
                                                    594          511
                                                 ------       ------
      Total                                      $4,175       $3,849
                                                 ======       ======
See notes to Consolidated Financial Statements.

</table



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                       Balance at
                                                -------------------------
                                                June 30,     December 31,
                                                  2000           1999
                                                ----------    -----------
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock                                  $ 1,259        $ 1,282
   Retained earnings                                 157             58
   Accumulated other comprehensive income             30              6
                                                  ------         ------
      Total common equity                          1,446          1,346

Preferred                                             80             80
Long-term debt                                       940            939
                                                  ------         ------
      Total capitalization                         2,466          2,365

Current Liabilities
  Accounts payable                                   215            220
  Regulatory balancing accounts - net                322            154
  Other taxes payable                                  9             --
  Deferred income taxes                                7              8
  Interest accrued                                    27             29
  Current portion of long-term debt                   30             30
  Other                                              222            206
                                                  ------         ------
      Total current liabilities                      832            647
                                                  ------         ------

  Customer advances for construction                  26             27
  Post-retirement benefits other than pensions       162            158
  Deferred income taxes                              266            223
  Deferred investment tax credits                     54             56
  Deferred credits and other liabilities             349            353
  Preferred stock of subsidiary                       20             20
                                                  ------         ------
     Total deferred credits and
        other liabilities                            877            837
                                                  ------         ------
Contingencies and commitments (Note 2)

     Total                                        $4,175         $3,849
                                                  ======         ======
See notes to Consolidated Financial Statements.
</table


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                       2000        1999
                                                       -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $ 101       $  88
  Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation                                      131         130
      Deferred income taxes and investment
        tax credits                                      33           6
      Other                                              24          (5)
      Net change in other working capital components      5         189
                                                      -----       -----
          Net cash provided by operating
            activities                                  294         408
                                                      -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (86)        (75)
  Loans to affiliates                                   (89)         --
  Other - net                                            14         (15)
                                                      -----       -----
           Net cash used in investing activities       (161)        (90)
                                                      -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                  --        (100)
  Preferred dividends paid                               (2)         (1)
  Payment on long-term debt                              --          (2)
  Decrease in short-term debt                            --         (43)
                                                      -----       -----
          Net cash used in financing activities          (2)       (146)
                                                      -----       -----
Increase (Decrease) in Cash and Cash Equivalents        131         172
Cash and Cash Equivalents, January 1                     11          27
                                                      -----       -----
Cash and Cash Equivalents, June 30                    $ 142       $ 199
                                                      =====       =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amount capitalized        $  78       $  43
                                                      =====       =====
  Income tax payments, net of refunds                 $  71       $ 119
                                                      =====       =====
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
  Dividend of affiliates to Sempra Energy             $  --       $ 413
                                                      =====       =====
See notes to Consolidated Financial Statements.
</table

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

As described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

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

In July 1999, after hearings, the CPUC issued a decision stating which gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.

In October 1999, the State of California enacted a law (AB 1421) which requires that natural gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase natural gas from a non-utility provider. The law prohibits the CPUC from unbundling most distribution-related natural gas services (including meter reading) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for core customers. The objective is to preserve both customer safety and customer choice.

Between late 1999 and April 2000, several conflicting settlements were filed by various groups of parties that address the changes the CPUC found promising in July 1999. Hearings were held in May and June of 2000, and a CPUC decision is expected by year-end 2000. The principal issues in dispute include: whether firm, tradable rights to capacity on SoCalGas' major gas transmission lines should be created, with SoCalGas at risk for market demand for the recovery of the cost of these facilities; the extent to which SoCalGas' storage services should be further unbundled and SoCalGas be put at greater risk for recovery of storage costs; the manner in which interstate pipeline capacity held by SoCalGas to serve core markets should be allocated to core customers who purchase gas from energy service providers other than SoCalGas; and the recovery of the utilities' costs to implement whatever regulatory changes are adopted. Additional proposals include improving the access of energy service providers to sell gas supply to core customers of SoCalGas and SDG&E.

Consistent with Sempra Energy's corporate policies favoring the unbundling of commodity and nonessential services, SoCalGas and its affiliate, San Diego Gas & Electric Company, are supporting changes that they believe will provide greater customer choice in utility services and greater access to gas supply service from energy service providers in the core market. However, a coalition of gas-fired electric generators and consumer groups has also proposed the CPUC require SoCalGas to absorb 25 percent of the above-market cost of some capacity SoCalGas has contracted for on interstate pipelines.
SoCalGas is actively opposing this proposal, contending that regulatory changes developed after the capacity was committed should not be considered in evaluating the propriety of the commitment.

Certain parties contend that the restructuring process is an appropriate venue for addressing whether SoCalGas should refund retroactively to September 1999 the cost in rates of ownership and operation of one SoCalGas storage field. SoCalGas is also actively opposing this proposal and the propriety of this venue for its resolution.

QUASI-REORGANIZATION

In 1993, PE divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Unitary tax issues and certain other liabilities established in connection with the quasi-reorganization were favorably resolved in November 1999. Excess reserves of $80 million resulting from the favorable resolution of these issues were added to shareholders' equity at that time. Other liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years.
Management believes the provisions for these matters are adequate.

3.  COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended June 30, 2000 and 1999 was $37 million and $40 million, respectively. Comprehensive income for the six-month periods ended June 30, 2000 and 1999 was $124 million and $88 million, respectively. For the 2000 periods, the following is a reconciliation of net income to comprehensive income.

                                 Three months          Six months
                                    ended                 ended
(Dollars in millions)            June 30, 2000        June 30, 2000
--------------------------------------------------------------------
Net income                            $   49               $  101

Change in unrealized gain on
   marketable securities                 (12)                  21

Minimum pension liability adjustments     --                    2
                                    --------------------------------
   Comprehensive income               $   37               $  124
--------------------------------------------------------------------

For the 1999 periods, comprehensive income was equal to earnings applicable to common shares. As was the case for the three-month and six-month periods ended June 30, 2000, it is likely that comprehensive income in future periods will differ significantly from net income and will be more volatile than net income as long as the available-for-sale securities are held.

4. SEGMENT INFORMATION

Previously, the Company had two separately managed reportable segments: SoCalGas and Sempra Energy Trading (SET). However, PE dividended its SET holdings to Sempra Energy during the second quarter of 1999. Information concerning SoCalGas' own segments is provided in its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.




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

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations continue to be the major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. Cash and cash equivalents at June 30, 2000 are available for investment in utility plant, the retirement of debt and other corporate purposes.
Major changes in cash flows not described elsewhere are described below.


CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2000, the decrease in cash flows from operations is primarily due to the increase in affiliate receivables, offset by the increase in balancing accounts.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $200 million for the full year 2000 and will be financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2000, the increase in cash flows from financing activities is primarily due to 1999 short-term debt repayments and dividends paid to Sempra Energy, neither of which occurred in the corresponding 2000 period.

RESULTS OF OPERATIONS

Consolidated earnings consist primarily of the results from SoCalGas.
SoCalGas' net income increased 2 percent and 4 percent for the three-month and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999, primarily due to reduced operating and maintenance expenses. Consolidated earnings were also affected by interest income accrued on increased affiliate receivables.


UTILITY OPERATIONS

The table below summarizes natural gas volumes and revenues for SoCalGas by customer class for the six-month periods ended June 30, 2000 and 1999.





Southern California Gas Company
Gas Sales, Transportation and Exchange
For the six-month periods ended June 30
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2000:
 Residential                      136     $1,016         2    $  8         138     $1,024
 Commercial and industrial         44        282       160     124         204        406
 Utility electric generation       --         --        99      38          99         38
 Wholesale                         --         --        74      26          74         26
                           --------------------------------------------------------------
                                  180     $1,298       335    $196         515      1,494
 Balancing accounts and other                                                        (166)
                                                                                 --------
   Total                                                                           $1,328
------------------------------------------------------------------------------------------

1999:
 Residential                      162     $1,017         1    $  4         163     $1,021
 Commercial and industrial         46        241       152     122         198        363
 Utility electric generation       --         --        49      20          49         20
 Wholesale                         --         --        80      28          80         28
                           --------------------------------------------------------------
                                  208     $1,258       282    $174         490      1,432
 Balancing accounts and other                                                        (201)
                                                                                 --------
   Total                                                                           $1,231
------------------------------------------------------------------------------------------

Utility natural gas revenues increased 8 percent for the six-month period ended June 30, 2000, compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices.

Cost of natural gas distributed increased 23 percent for the six-month period ended June 30, 2000 compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 1999 Annual Report, current or future customer rates normally recover the actual cost of natural gas.

Operating and maintenance expenses decreased 11 percent for the six-month period ended June 30, 2000 compared to the corresponding period in 1999, primarily due to the dividending of the Company's nonutility subsidiaries to Sempra Energy in early 1999 and reduced operating and maintenance expenses at SoCalGas.

Net income at SoCalGas increased slightly for the three-month and six-month periods ended June 30, 2000, compared to the same periods in 1999, due to reduced operating and maintenance expenses.

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

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's natural gas transportation costs are allocated among various customer classes (residential, commercial, industrial, etc.). In October 1998, the California utilities filed 1999 BCAP applications requesting that new rates become effective August 1, 1999, and remain in effect through December 31, 2002. On April 20, 2000, the CPUC issued a decision adopting overall decreases in natural gas revenues of $210 million for SoCalGas for transportation rates effective June 1, 2000. Since the decrease reflects anticipated changes in corresponding costs, it has no effect on net income.

Key elements of the 1999 BCAP decision for SoCalGas include (1) the first update to customer throughput forecasts since the Global Settlement (the 1994 comprehensive settlement of natural gas regulatory issues, described in the Company's 1999 Annual Report on Form 10-K), (2) a return to the pre-Global Settlement 75%/25% (ratepayer/shareholder) balancing treatment for noncore revenues excluding certain transactions, and (3) 50%/50% balancing treatment of unbundled noncore storage. The shareholder portion of noncore transportation and storage revenues is excluded from the PBR sharing mechanism.

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

In June 1999, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $8 million for the annual period ended March 31, 1999. On June 8, 2000 the CPUC approved the $8 million award and deferred decision regarding extending the GCIM beyond March 31, 2000 until an evaluation is performed by the Commission staff. The evaluation report is expected in January 2001.

In June 2000, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $10 million for the annual period ended March 31, 2000. A CPUC decision is expected during the first quarter of 2001.

INTERNATIONAL OPERATIONS

In conjunction with the 1998 business combination in which PE became a wholly owned subsidiary of Sempra Energy, PE's ownership interests in international subsidiaries were transferred to Sempra Energy at book value in March 1999.

OTHER OPERATIONS

Sempra Energy Trading (SET) is a leading energy trading and marketing firm headquartered in Stamford, Connecticut. SET engages primarily in natural gas, petroleum and power marketing (domestic and international). Effective April 1999, PE transferred its ownership interest in SET to Sempra Energy. PE's interest in SET did not have a significant effect on PE's income in 1999.

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

In December 1999, the Securities Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 101 - Revenue Recognition. SABs are not rules issued by the SEC. Rather, they represent interpretations and practices followed by the SEC's staff in administering the disclosure requirements of the federal securities laws. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements; it does not change the existing rules on revenue recognition. SAB 101 sets forth the basic criteria that must be met before revenue should be recorded. Implementation of SAB 101 is required by the fourth quarter of 2000 and will have no effect on the company's Consolidated Financial Statements.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six-month period ended
      June 30, 2000.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after March 31, 2000.




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


                                       PACIFIC ENTERPRISES
                                       -------------------
                                           (Registrant)






Date: August 11, 2000           By:  /s/ F. H. Ault
                                    ----------------------------

                                          F. H. Ault
                                   Vice President and Controller