Form 10-Q
period 2000-09-30
PACIFIC ENTERPRISES INC
filed 2000-11-13
CIK 75527

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                              --------------------------------------

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



PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                               Three Months Ended
                                                     September 30,
                                             -----------------------
                                                2000         1999
                                               -------      ------
Operating revenues                               $722         $561
                                                 ----         ----
Expenses
 Cost of natural gas distributed                  349          188
 Operating and maintenance                        175          177
 Depreciation                                      65           65
 Income taxes                                      44           34
 Other taxes and franchise payments                19           20
                                                 ----         ----
     Total                                        652          484
                                                 ----         ----
Operating Income                                   70           77
                                                 ----         ----
Other Income and (Deductions)
 Interest income                                   19           10
 Regulatory interest                               (4)          (4)
 Allowance for equity funds used
   during construction                              1            1
 Taxes on non-operating income                     (3)          (1)
 Other - net                                       (8)         (13)
                                                 ----         ----
   Total                                            5           (7)
                                                 ----         ----
Income Before Interest Charges                     75           70
                                                 ----         ----
Interest Charges
 Long-term debt                                    17           20
 Other                                              7            5
 Allowance for borrowed funds used
   during construction                             (1)          --
                                                 ----         ----
   Total                                           23           25
                                                 ----         ----
Net Income                                         52           45
Preferred Dividend Requirements                     1            1
                                                 ----         ----
Earnings Applicable to
 Common Shares                                   $ 51         $ 44
                                                 ====         ====
See notes to Consolidated Financial Statements.
</table


PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                Nine Months Ended
                                                    September 30,
                                               ------------------
                                                2000         1999
                                               ------       ------
Operating revenues                             $2,050       $1,796
                                                -----        -----
Expenses
 Cost of natural gas distributed                  959          685
 Operating and maintenance                        493          533
 Depreciation                                     196          195
 Income taxes                                     132          110
 Other taxes and franchise payments                69           65
                                                -----        -----
     Total                                      1,849        1,588
                                                -----        -----
Operating Income                                  201          208
                                                -----        -----
Other Income and (Deductions)
 Interest income                                   47           17
 Regulatory interest                               (9)         (12)
 Allowance for equity funds used
   during construction                              2            2
 Taxes on non-operating income                     (7)          --
 Preferred dividends of subsidiaries               (1)           1
 Other - net                                       (6)         (15)
                                                -----        -----
   Total                                           26           (7)
                                                -----        -----
Income Before Interest Charges                    227          201
                                                -----        -----
Interest Charges
 Long-term debt                                    52           61
 Other                                             24            8
 Allowance for borrowed funds used
   during construction                             (2)          (1)
                                                -----        -----
   Total                                           74           68
                                                -----        -----
Net Income                                        153          133
Preferred Dividend Requirements                     3            3
                                                -----        -----
Earnings Applicable to
 Common Shares                                  $ 150        $ 130
                                                =====        =====
See notes to Consolidated Financial Statements.

</table



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

                                                    Balance at
                                              ------------------------
                                               September 30, December 31,
                                                 2000          1999
                                              ----------   -----------
ASSETS
Property, plant and equipment                   $ 6,295      $ 6,190
Accumulated depreciation                         (3,530)      (3,352)
                                                 ------       ------
  Property, plant and equipment - net             2,765        2,838
                                                 ------       ------

Current Assets
  Cash and cash equivalents                          80           11
  Accounts receivable                               261          295
  Due from affiliates                               351           73
  Income taxes receivable                            45           34
  Inventories                                       105           78
  Other                                              25            9
                                                 ------       ------
      Total current assets                          867          500
                                                 ------       ------

Regulatory assets                                   170          258
Notes receivable - affiliates                       611          482
Investments and other assets                        137           89
                                                 ------       ------
                                                    918          829
                                                 ------       ------
      Total                                      $4,550       $4,167
                                                 ======       ======
See notes to Consolidated Financial Statements.


table>
PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
[CAPTION]
                                                       Balance at
                                                -------------------------
                                                September 30,   December 31,
                                                  2000           1999
                                                ----------    -----------
[S]                                              [C]            [C]
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock                                  $ 1,259        $ 1,282
   Retained earnings                                 208             58
   Accumulated other comprehensive income             16              6
                                                  ------         ------
      Total common equity                          1,483          1,346

Preferred stock                                       80             80
Long-term debt                                       940            939
                                                  ------         ------
      Total capitalization                         2,503          2,365
                                                  ------         ------

Current Liabilities
  Accounts payable                                   352            220
  Regulatory balancing accounts - net                154            154
  Deferred income taxes                                7              8
  Dividends and interest payable                      31             29
  Current portion of long-term debt                   --             30
  Due to affiliates                                  366            318
  Other                                              266            206
                                                  ------         ------
      Total current liabilities                    1,176            965
                                                  ------         ------

  Customer advances for construction                  19             27
  Post-retirement benefits other than pensions       159            158
  Deferred income taxes                              272            223
  Deferred investment tax credits                     53             56
  Deferred credits and other liabilities             348            353
  Preferred stock of subsidiary                       20             20
                                                  ------         ------
     Total deferred credits and
        other liabilities                            871            837
                                                  ------         ------
Contingencies and commitments (Note 2)

     Total                                        $4,550         $4,167
                                                  ======         ======
See notes to Consolidated Financial Statements.
</table

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                       Nine Months Ended
                                                           September 30,
                                                      ------------------
                                                       2000        1999
                                                       -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $ 153       $ 133
  Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation                                      196         195
      Deferred income taxes and investment
        tax credits                                      41          14
      Other                                              50         (15)
      Net change in other working capital components    179         372
                                                      -----       -----
          Net cash provided by operating
            activities                                  619         699
                                                      -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (130)       (106)
  Loans to affiliates                                  (387)       (418)
  Other - net                                            --         (15)
                                                      -----       -----
           Net cash used in investing activities       (517)       (539)
                                                      -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                  --        (100)
  Preferred dividends paid                               (3)         (3)
  Payment on long-term debt                             (30)         (2)
  Increase(decrease) in short-term debt                  --          27
                                                      -----       -----
          Net cash used in financing activities         (33)        (78)
                                                      -----       -----
Increase (Decrease) in Cash and Cash Equivalents         69          82
Cash and Cash Equivalents, January 1                     11          27
                                                      -----       -----
Cash and Cash Equivalents, September 30               $  80       $ 109
                                                      =====       =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amount capitalized        $  98       $  85
                                                      =====       =====
  Income tax payments, net of refunds                 $ 105       $ 100
                                                      =====       =====
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
  Dividend of affiliates to Sempra Energy             $  --       $ 413
                                                      =====       =====
See notes to Consolidated Financial Statements.
</table


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE or the Company), the parent company of Southern California Gas
Company (SoCalGas). The Company's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated
Financial Statements of PE and its subsidiary, SoCalGas.

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

In July 1999, after hearings, the CPUC issued a decision stating which natural gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.

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

Between late 1999 and April 2000, several conflicting settlement proposals were filed by various groups of parties that addressed the changes the CPUC found promising in July 1999. Hearings were held in May and June of 2000, and a CPUC decision is expected in 2001. The principal issues in dispute include: whether firm, tradable rights to capacity on SoCalGas' major gas transmission lines should be created, with SoCalGas at risk for market demand for the recovery of the cost of these facilities; the extent to which SoCalGas' storage services should be further unbundled and SoCalGas be put at greater risk for recovery of storage costs; the manner in which interstate pipeline capacity held by SoCalGas to serve core markets should be allocated to core customers who purchase gas from energy service providers other than SoCalGas; and the recovery of SoCalGas' costs to implement whatever regulatory changes are adopted. Additional proposals include improving the access of energy service providers to sell natural gas supply to core customers of SoCalGas and SDG&E.

Consistent with Sempra Energy's corporate policies favoring the unbundling of commodity and nonessential services, SoCalGas and its affiliate, San Diego Gas & Electric Company (SDG&E), are supporting changes that they believe will provide greater customer choice in utility services and greater access to gas supply service from energy service providers in the core market. However, a coalition of gas-fired electric generators and consumer groups has also proposed the CPUC require SoCalGas to absorb 25 percent of the above-market cost of some capacity SoCalGas has contracted for on interstate pipelines.
SoCalGas is actively opposing this proposal, contending that regulatory changes developed after the capacity was committed should not be considered in evaluating the propriety of the commitment.

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

3. COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended September 30, 2000 and 1999 was $39 million and $45 million, respectively.
Comprehensive income for the nine-month periods ended September 30, 2000 and 1999 was $163 million and $133 million, respectively.

For the 2000 periods, the following is a reconciliation of net income to comprehensive income.

                                 Three-month           Nine-month
                                period ended          period ended
(Dollars in millions)         September 30, 2000   September 30, 2000
--------------------------------------------------------------------
Net income                            $   52               $  153

Change in unrealized gain
   on marketable securities              (14)                   7

Minimum pension liability adjustments      1                    3
                                    --------------------------------
   Comprehensive income               $   39               $  163
--------------------------------------------------------------------
For the 1999 periods, comprehensive income was equal to net income.


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

These statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions;
inflation rates; interest rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions;
legislative activities; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery;
the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

Working capital requirements can be met through the issuance of short-term and long-term debt. Cash and cash equivalents at September
30, 2000 are available for investment in utility plant, the retirement of and other corporate purposes. Major changes in cash flows not described elsewhere are described below.


CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2000, the decrease in cash flows from operations compared to the corresponding period in 1999 is primarily due to lower collections on accounts receivable and a decrease in overcollections on regulatory balancing accounts, partially offset by the increase in accounts payable due to the increased volume and price of natural gas purchased.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $200 million for the full year 2000 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2000, the decrease in cash flows used in financing activities compared to the corresponding period in 1999 is primarily due to the decrease in dividends paid to Sempra Energy compared to the corresponding period in 1999.

In July 2000, SoCalGas repaid $30 million of 8.75 percent medium-term notes upon maturity. In September 2000, PE's $300 million credit agreement was cancelled and SoCalGas' $400 million credit agreement was decreased to $200 million.

RESULTS OF OPERATIONS

Consolidated earnings consist primarily of the results from SoCalGas.
SoCalGas' net income increased 10 percent and 6 percent for the three-month and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to reduced operating and maintenance expenses, increased income from natural gas sales to large commercial, industrial and institutional customers, and interest income accrued on increased affiliate receivables.


UTILITY OPERATIONS

The table below summarizes natural gas volumes and revenues for SoCalGas by customer class for the nine-month periods ended
September 30, 2000 and 1999.


Southern California Gas Company
Gas Sales, Transportation and Exchange
For the nine-month periods ended September 30
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2000:
 Residential                      172     $1,373         2    $  9         174     $1,382
 Commercial and industrial         62        409       241     165         303        574
 Utility electric generation       --         --       230      82         230         82
 Wholesale                         --         --       119      39         119         39
                           --------------------------------------------------------------
                                  234     $1,782       592    $295         826      2,077
 Balancing accounts and other                                                         (27)
                                                                                 --------
   Total                                                                           $2,050
------------------------------------------------------------------------------------------

1999:
 Residential                      201     $1,319         2    $  6         203     $1,325
 Commercial and industrial         63        334       227     175         290        509
 Utility electric generation       --         --       128      52         128         52
 Wholesale                         --         --       111      43         111         43
                           --------------------------------------------------------------
                                  264     $1,653       468    $276         732      1,929
 Balancing accounts and other                                                        (136)
                                                                                 --------
   Total                                                                           $1,793
------------------------------------------------------------------------------------------

Utility natural gas revenues increased 14 percent for the nine-month period ended September 30, 2000, compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices.

Cost of natural gas distributed increased 40 percent for the nine-month period ended September 30, 2000 compared to the corresponding period in 1999. The increase is primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 1999 Annual Report, current or future core customer rates normally recover the actual cost of natural gas.

Operating and maintenance expenses decreased eight percent for the nine-month period ended September 30, 2000 compared to the corresponding period in 1999, primarily due to reduced operating and maintenance expenses at SoCalGas and the dividending of the Company's nonutility subsidiaries to Sempra Energy in early 1999.

Net income at SoCalGas increased for the three-month and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to reduced operating and maintenance expenses.

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

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the California utilities (SoCalGas and SDG&E). Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. The utility's PBR mechanism is scheduled to be updated at December 31, 2002, to reflect, among other things, changes in costs and volumes.

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

In June 1999, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $8 million for the annual period ended March 31, 1999. On June 8, 2000 the CPUC approved the $8 million award and deferred its decision regarding extending the GCIM beyond March 31, 2000 until an evaluation is performed by the Commission staff. The evaluation report is expected in January 2001.

In June 2000, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $10 million for the annual period ended March 31, 2000. On October 30, 2000 the CPUC's Office of Ratepayer Advocates recommended approval of the $10 million award and the extension of the GCIM beyond March 31, 2000, with certain modifications to the tolerance band and benchmark price. A CPUC decision is expected during the first quarter of 2001.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 5.  OTHER INFORMATION

In August 2000 the California utilities announced that E.A. Guiles was appointed to the position of group president of the regulated business units of Sempra Energy, which was left vacant by the retirement of Warren Mitchell. Guiles has also been named chairman of SDG&E and of SoCalGas and continues as president of SoCalGas and its Energy Distribution Services business unit.

In September 2000 Sempra Energy announced the appointment of Stephen
L. Baum as chairman. He succeeds former chairman Richard D. Farman, who has retired. Baum continues as president and chief executive officer of Sempra Energy.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit 27 - Financial Data Schedules

      27.1 Financial Data Schedule for the nine-month period ended September 30, 2000.

(b)  Reports on Form 8-K


There were no reports on Form 8-K filed after June 30, 2000.




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


                                       PACIFIC ENTERPRISES
                                       -------------------
                                           (Registrant)






Date: November 13, 2000            By:  /s/ F. H. Ault
                                    ----------------------------

                                          F. H. Ault
                                   Vice President and Controller