Form 10-Q
period 2001-03-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2001-05-04
CIK 75527, 92108

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               March 31, 2001
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ________________  to _________________

               Name of
Commission     Registrant                             IRS Employer
File           as specified        State of           Identification
Number         in its charter      Incorporation      Number
----------     --------------      --------------     --------------
1-40           Pacific Enterprises  California         94-0743670

1-1402         Southern California
               Gas Company          California         95-1240705

555 West Fifth Street, Los Angeles, California                  90013
----------------------------------------------               ----------
(Address of principal executive offices)                     (Zip Code)

Registrants' telephone number, including area code    (213) 244-1200
                                                    -------------------
                                  No Change
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.                                           Yes...X... No......

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding:

Pacific Enterprises                  Wholly owned by Sempra Energy

Southern California Gas Company      Wholly owned by Pacific Enterprises

ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                        Three months ended
                                                             March 31,
                                                         -----------------
                                                           2001      2000
                                                         -------   -------
Operating Revenues                                       $ 1,548   $   698
                                                         -------   -------

Operating Expenses
  Cost of natural gas distributed                          1,151       346
  Operation and maintenance                                  188       150
  Depreciation and amortization                               65        64
  Income taxes                                                42        44
  Other taxes and franchise payments                          34        28
                                                         -------   -------
    Total operating expenses                               1,480       632
                                                         -------   -------
Operating Income                                              68        66
                                                         -------   -------
Other Income and (Deductions)
  Interest income                                             17         8
  Regulatory interest - net                                   (5)        -
  Allowance for equity funds used
    during construction                                        1         -
  Taxes on non-operating income                               (2)       (2)
  Other - net                                                 (4)        -
                                                         -------   -------
    Total                                                      7         6
                                                         -------   -------
Income Before Interest Charges                                75        72
                                                         -------   -------
Interest Charges
  Long-term debt                                              17        19
  Other interest                                               9         2
  Allowance for borrowed funds used
    during construction                                       (1)       (1)
                                                         -------   -------
     Total                                                    25        20
                                                         -------   -------
Net Income                                                    50        52
Preferred Dividend Requirements                                1         1
                                                         -------   -------
Earnings Applicable to Common Shares                     $    49   $    51
                                                         =======   =======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

                                                                Balance at
                                                        ---------------------------
                                                          March 31,    December 31,
                                                             2001         2000
                                                        -----------  --------------
ASSETS
Property, plant and equipment                                $6,379         $6,337
Accumulated depreciation                                     (3,632)        (3,571)
                                                           --------       --------
      Property, plant and equipment - net                     2,747          2,766
                                                           --------       --------
Current assets
  Cash and cash equivalents                                     474            205
  Accounts receivable - trade                                   604            589
  Accounts receivable - other                                    27             83
  Income taxes receivable                                         4             --
  Due from affiliate                                             37            214
  Deferred income taxes                                          74             43
  Fixed price contracts and other derivatives                 2,475             --
  Inventories                                                    19             67
  Other                                                          40             84
                                                              -----          -----
      Total current assets                                    3,754          1,285
                                                              -----          -----
Other assets
  Regulatory assets                                              94            108
  Notes receivable - affiliates                                 403            617
  Fixed price contracts and other derivatives                 1,226             --
  Other                                                          59             52
                                                             ------         ------
      Total other assets                                      1,782            777
                                                             ------         ------
      Total assets                                           $8,283         $4,828
                                                             ======         ======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                                Balance at
                                                        ---------------------------
                                                          March 31,    December 31,
                                                             2001         2000
                                                        -----------  --------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common Stock                                               $1,282         $1,282
  Retained earnings                                              74            165
  Accumulated other comprehensive income (loss)                  (1)            (1)
                                                           --------       --------
     Total common equity                                      1,355          1,446

Preferred stock                                                  80             80
Long-term debt                                                  821            821
                                                           --------       --------
     Total capitalization                                     2,256          2,347
                                                           --------       --------
Current liabilities
  Accounts payable - trade                                      390            368
  Accounts payable - other                                      134             43
  Regulatory balancing accounts - net                           395            463
  Income taxes payable                                           --             50
  Deferred income taxes                                          31             --
  Dividends and interest payable                                 31             28
  Current portion of long-term debt                             120            120
  Due to affiliates                                             157            365
  Regulatory liabilities arising from fixed price
    contracts and other derivatives                           2,444             --
  Other                                                         345            300
                                                           --------       --------
     Total current liabilities                                4,047          1,737
                                                           --------       --------

Deferred credits and other liabilities
  Customer advances for construction                             15             16
  Post-retirement benefits other than pensions                   95             97
  Deferred income taxes                                         233            224
  Deferred investment tax credits                                52             53
  Regulatory liabilities                                          9             --
  Regulatory liabilities arising from fixed price
    contracts and other derivatives                           1,226             --
  Deferred credits and other liabilities                        330            334
  Preferred stock of subsidiary                                  20             20
                                                           --------       --------
     Total deferred credits and other liabilities             1,980            744
                                                           --------       --------
Contingencies and commitments (Note 2)

     Total liabilities and shareholders' equity              $8,283         $4,828
                                                           ========       ========

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2001        2000
                                                         ------       -----
Cash Flows from Operating Activities:
  Net income                                              $  50      $  52
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                            65         64
    Deferred income taxes and investment
      tax credits                                             9         13
    Other - net                                              10         (6)
    Net changes in other working capital components         132        282
                                                          -----      -----
      Net cash provided by operating activities             266        405
                                                          -----      -----
Cash Flows From Investing Activities
  Capital expenditures                                      (46)       (40)
  Loans repaid by (paid to) affiliates                      190       (219)
                                                          -----      -----
      Net cash provided by (used in) investing
          activities                                        144       (259)
                                                          -----      -----
Cash Flows from Financing Activities
  Common dividends paid                                    (140)        --
  Preferred dividends paid                                   (1)        (1)
                                                          -----      -----
      Net cash used in financing activities                (141)        (1)
                                                          -----      -----
Increase in cash and cash equivalents                       269        145
Cash and cash equivalents, January 1                        205         11
                                                          -----      -----
Cash and cash equivalents, March 31                       $ 474      $ 156
                                                          =====      =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
      Income tax payments - net                           $ 102      $  --
                                                          =====      =====
      Interest payments, net of amounts capitalized       $  21      $  41
                                                          =====      =====


See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                     Three months ended
                                                          March 31,
                                                      -----------------
                                                        2001      2000
                                                      -------   -------

Operating Revenues                                     $1,548    $  698
                                                       ------    ------
Operating Expenses
  Cost of natural gas distributed                       1,151       346
  Operation and maintenance                               186       150
  Depreciation and amortization                            65        64
  Income taxes                                             44        44
  Other taxes and franchise payments                       34        28
                                                       ------    ------
    Total operating expenses                            1,480       632
                                                       ------    ------
Operating Income                                           68        66
                                                       ------    ------

Other Income and (Deductions)
  Interest income                                           9         4
  Regulatory interest - net                                (5)        -
  Allowance for equity funds used
    during construction                                     1         -
  Taxes on non-operating income                            (2)       (2)
  Other - net                                              (1)        -
                                                       ------    ------
    Total                                                   2         2
                                                       ------    ------
Income Before Interest Charges                             70        68
                                                       ------    ------
Interest Charges
  Long-term debt                                           17        17
  Other                                                     3         2
  Allowance for borrowed funds used
    during construction                                    (1)       (1)
                                                       ------    ------
    Total                                                  19        18
                                                       ------    ------
Earnings Applicable to Common Shares                   $   51    $   50
                                                       ======    ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                       March 31,    December 31,
                                                          2001          2000
                                                      ----------    ------------
ASSETS
Utility plant - at original cost                         $6,356          $6,314
Accumulated depreciation                                 (3,618)         (3,557)
                                                         ------          ------
      Utility plant - net                                 2,738           2,757
                                                         ------          ------

Current assets
  Cash and cash equivalents                                 474             205
  Accounts receivable - trade                               604             589
  Accounts receivable - other                                26              83
  Due from affiliates                                        37             214
  Deferred income taxes                                      74              74
  Fixed price contracts and other derivatives             2,475              --
  Inventories                                                19              67
  Other                                                      38              80
                                                         ------          ------
        Total current assets                              3,747           1,312
                                                         ------          ------
Other assets
  Regulatory assets                                          --              12
  Fixed price contracts and other derivatives             1,226              --
  Other                                                      45              35
                                                         ------          ------
        Total other assets                                1,671              47
                                                         ------          ------
        Total assets                                     $7,756          $4,116
                                                         ======          ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                       March 31,    December 31,
                                                          2001          2000
                                                      ----------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                          $    835         $  835
  Retained earnings                                          364            453
  Accumulated other comprehensive income (loss)               (1)            (1)
                                                          ------         ------
    Total common equity                                    1,198          1,287

  Preferred stock                                             22             22
  Long-term debt                                             821            821
                                                          ------         ------
         Total capitalization                              2,041          2,130
                                                          ------         ------
Current liabilities
  Accounts payable - trade                                   390            368
  Accounts payable - other                                   135             44
  Regulatory balancing accounts - net                        395            463
  Income taxes payable                                        38             90
  Interest payable                                            30             26
  Current portion of long-term debt                          120            120
  Regulatory liabilities arising from fixed price
    contracts and other derivatives                        2,444             --
  Other                                                      344            300
                                                          ------         ------
        Total current liabilities                          3,896          1,411
                                                          ------         ------
Deferred credits and other liabilities
  Customer advances for construction                          15             16
  Deferred income taxes                                      322            314
  Deferred investment tax credits                             52             53
  Regulatory liabilities                                       9             --
  Regulatory liabilities arising from fixed price
    contracts and other derivatives                        1,226             --
  Deferred credits and other liabilities                     195            192
                                                          ------         ------
        Total deferred credits and other liabilities       1,819            575
                                                          ------         ------
Contingencies and commitments (Note 2)

        Total liabilities and shareholders' equity        $7,756         $4,116
                                                          ======         ======
See notes to Consolidated Financial Statements.
</table


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2001        2000
                                                         ------      ------
Cash Flows from Operating Activities
  Net income                                             $   51      $   50
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                            65          64
    Deferred income taxes and investment tax credits          8          12
    Other - net                                              13         (15)
    Net changes in other working capital components         135         277
                                                         ------      ------
      Net cash provided by operating activities             272         388
                                                         ------      ------
Cash Flows from Investing Activities
  Capital expenditures                                      (46)        (40)
  Loan repaid by (paid to) affiliate                        183        (101)
                                                         ------      ------
      Net cash provided by (used in) investing
          activities                                        137        (141)
                                                         ------      ------
Cash Flows from Financing Activities - dividends           (140)       (100)
                                                         ------      ------
Increase in cash and cash equivalents                       269         147
Cash and cash equivalents, January 1                        205          11
                                                         ------      ------
Cash and cash equivalents, March 31                      $  474      $  158
                                                         ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Income tax payments - net                          $   90      $   --
                                                         ======      ======
      Interest payments, net of amounts capitalized      $   15      $   14
                                                         ======      ======

See notes to Consolidated Financial Statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE or the Company) and of Southern California Gas Company (SoCalGas). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 energy services company. SoCalGas' common stock is wholly owned by PE. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries.

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

The companies' significant accounting policies are described in the notes to Consolidated Financial Statements in the companies' 2000
Annual Reports. The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the companies' 2000 Annual Reports.

As described in the notes to Consolidated Financial Statements in the companies' 2000 Annual Reports, SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

2.  MATERIAL CONTINGENCIES

NATURAL GAS INDUSTRY RESTRUCTURING

The companies' 2000 Annual Reports discuss various proposals and actions related to this topic. As discussed therein, no significant impacts on the companies are expected when the various issues are finalized, which is not expected to occur before late 2001.

LITIGATION

A 2000 lawsuit, which seeks class-action certification, alleges that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and less-expensive natural gas supplies into California. Management believes the allegations are without merit.

Except for the above, neither company nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the companies' results of operations, financial condition or liquidity.

QUASI-REORGANIZATION

In 1993, PE divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Management believes the remaining balances of the liabilities established in connection with the quasi-reorganization are adequate.

3.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                           Pacific Enterprises         SoCalGas
                           -------------------    -------------------
                           Three-month periods    Three-month periods
                             ended March 31,         ended March 31,
                           -------------------    -------------------
(Dollars in millions)       2001       2000         2001       2000
---------------------------------------------------------------------
Net income                  $  50      $  52        $  51      $  50

Change in unrealized gain
   on marketable securities    --         34           --         34

Minimum pension liability
   adjustments                 --          2           --          3
                            -----------------------------------------
   Comprehensive income     $  50      $  88        $  51      $  87
---------------------------------------------------------------------

4.  FINANCIAL INSTRUMENTS

Adoption of SFAS 133

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

The adoption of this new standard on January 1, 2001, did not have a material impact on the Company's earnings. However, $982 million in current assets, $1.1 billion in noncurrent assets, and $4 million in current liabilities, were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $982 million in current regulatory liabilities, $1.1 billion in noncurrent regulatory liabilities, and $4 million in current regulatory assets were recorded as of January 1, 2001, in the Consolidated Balance Sheet. The ongoing effects will depend on future market conditions and the Company's hedging activities.

Market Risk

The companies' policy is to use derivative financial instruments to manage its exposure to fluctuations in interest rates and energy prices. Transactions involving these financial instruments are with credit-worthy firms and major exchanges. The use of these instruments exposes the companies to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Energy Derivatives

SoCalGas utilizes derivative financial instruments to reduce exposure to unfavorable changes in energy prices which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SoCalGas to predict with greater certainty the effective prices to be received and delivered to its customers.

Due to the regulatory environment in which SoCalGas operates, regulatory assets and liabilities are established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, SoCalGas does not apply hedge accounting to energy derivatives. However, such contracts continue to be effective in achieving the risk management objectives for which they were intended.

Accounting for Derivative Activities

At March 31, 2001, $2.5 billion in current assets and $1.2 billion in noncurrent assets were recorded in the Consolidated Balance Sheet as fixed priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $31 million in regulatory balancing accounts - net, $2.4 billion in current regulatory liabilities, and $1.2 billion in noncurrent regulatory liabilities were recorded in the Consolidated Balance Sheet as of March 31, 2001.

Fair Value

The fair value of the Company's derivative financial instruments (fixed-priced contracts and other derivatives) is not materially different from their carryings amounts. The fair values of fixed-priced contracts and other derivatives were estimated based on quoted market prices. Information regarding the fair value of the Company's non-derivative financial instruments is provided in Note 8 of the notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the companies' 2000 Annual Report.

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions; actions by the CPUC, the California Legislature, and the FERC; the financial condition of other investor-owned utilities; inflation rates and interest rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

Working capital requirements currently are expected to be met through the issuance of short-term and long-term debt.

On February 9, 2001, SoCalGas' $200 million credit line expired and was replaced on February 27, 2001, with a $170 million, one-year agreement. This agreement bears interest at various rates based on market rates and SoCalGas' credit rating. On April 18, 2001, PE entered into a $500-million revolving line of credit which bears interest at various rates based on market rates and PE's credit rating. Cash and cash equivalents at March 31, 2001 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three-month period ended March 31, 2001, the decrease in cash flows from operations compared to the corresponding period in 2000 is primarily due to lower accrued income taxes in 2001 reflecting tax payments made during the first quarter of 2001 (none were made during the same period in 2000).

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $300 million for the full year 2001 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three-month period ended March 31, 2001, cash flows from financing activities decreased from the corresponding period in 2000 due primarily to an increase in common dividends paid during 2001.

RESULTS OF OPERATIONS

The companies' net income remained flat for the three-month period ended March 31, 2001, compared to the same period in 2000. Increased interest income on increased short-term investments was offset by increased regulatory interest expense.




The table below summarizes natural gas volumes and revenues by customer class for the three-month periods ended March 31, 2001 and 2000.

(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2001:
 Residential                      104     $1,096         1    $  2         105     $1,098
 Commercial and industrial         28        265        60      56          88        321
 Electric generation plants        --         --       100      26         100         26
 Wholesale                         --         --        52       9          52          9
                           --------------------------------------------------------------
                                  132     $1,361       213    $ 93         345      1,454
 Balancing accounts and other                                                          94
                                                                                 --------
   Total                                                                           $1,548
------------------------------------------------------------------------------------------

2000:
 Residential                       89     $  625         1    $  6          90     $  631
 Commercial and industrial         25        160        83      73         108        233
 Electric generation plants        --         --        30      11          30         11
 Wholesale                         --         --        41      14          41         14
                           --------------------------------------------------------------
                                  114     $  785       155    $104         269     $  889
 Balancing accounts and other                                                        (191)
                                                                                 --------
   Total                                                                           $  698
------------------------------------------------------------------------------------------

The increase in natural gas revenues was primarily due to higher natural gas prices and increased transportation for electric generation plants.

The increase in the cost of natural gas distributed was primarily due to higher natural gas prices. Under the current regulatory framework, the cost of natural gas is passed on to customers without markup and changes in core-market natural gas prices do not affect net income since, as explained more fully in the 2000 Annual Report, current or future core customer rates normally recover the actual cost of natural gas on a substantially concurrent basis.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies in the near future will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in this section and in Note 2 of the notes to Consolidated Financial Statements.




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

SoCalGas' PBR mechanism is in effect through December 31, 2002, at which time the mechanism will be updated. That update is described in the companies' 2000 Annual Reports.

Cost of Capital

For 2001, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base
(ROR), the same as in 2000 and 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed in the companies' 2000 Annual Reports.

NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of this new standard on January 1, 2001, did not have a material impact on the Company's earnings. For further information regarding the companies' implementation of SFAS 133, see Note 4 above.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the companies subsequent to those discussed in the Annual Report for 2000. As noted in that report, SoCalGas may, at times, be exposed to limited market risk in its natural gas purchase, sale and storage activities as a result of activities under SoCalGas' Gas Cost Incentive Mechanism. The risk is managed within the parameters of the Company's market-risk management and trading framework. However, to lessen the impact on customers from the recent unprecedented natural gas price volatility at the California border, during the first quarter of 2001, SoCalGas began hedging a larger portion of its customer natural gas requirements than in the past. As of March 31, 2001, the VaR of the hedges was $1.8 million. This amount represents the 50-percent shareholder portion under the PBR mechanism and excludes the 50-percent portion subject to rate recovery. In addition, certain fixed price contracts that traditionally have not been considered derivatives, but now meet the derivative definition under SFAS 133 (see "New Accounting Standards" above), are excluded from the above-mentioned VaR amounts due to the offsetting regulatory asset or liability also recorded by SoCalGas.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1 Computation of Ratio of Earnings to Fixed Charges of PE.

12.2   Computation of Ratio of Earnings to Fixed Charges of
      SoCalGas.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after December 31, 2000.




                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly cause this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: May 3, 2001                By:  /s/  F. H. Ault
                                    ----------------------------

                                           F. H. Ault
                                    Vice President and Controller





                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)


                                 By:  /s/  E.A. Guiles
                                    ---------------------------
                                           E.A. Guiles
                                           President




3
1

15

1

16