Form 10-Q
period 2001-06-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2001-08-10
CIK 75527, 92108

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               June 30, 2001
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                       Three Months Ended
                                                             June 30,
                                                     ----------------------
                                                       2001           2000
                                                     -------        -------
Operating Revenues                                    $  927           $630
                                                     -------        -------
Operating Expenses
  Cost of natural gas distributed                        533            264
  Operating and maintenance                              201            168
  Depreciation and amortization                           67             67
  Income taxes                                            38             44
  Other taxes and franchise payments                      25             22
                                                     -------        -------
    Total operating expenses                             864            565
                                                     -------        -------
Operating Income                                          63             65
                                                     -------        -------
Other Income and (Deductions)
  Interest income                                         12             20
  Allowance for equity funds used
    during construction                                    1              1
  Regulatory interest - net                               (1)            (5)
  Taxes on non-operating income                           (3)            (2)
  Preferred dividends of subsidiaries                     (1)            (1)
  Other - net                                              2              2
                                                     -------        -------
    Total                                                 10             15
                                                     -------        -------
Income Before Interest Charges                            73             80
                                                     -------        -------
Interest Charges
  Long-term debt                                          16             16
  Other                                                    8             15
  Allowance for borrowed funds used                       --             --
    during construction                              -------        -------

   Total                                                  24             31
                                                     -------        -------
Net Income                                                49             49
Preferred Dividend Requirements                            1              1
                                                     -------        -------
Earnings Applicable to Common Shares                  $   48         $   48
                                                     =======        =======
See notes to Consolidated Financial Statements.
</table

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                        Six Months Ended
                                                            June 30,
                                                      --------------------
                                                         2001         2000
                                                       -------      -------
Operating Revenues                                      $2,475       $1,328
                                                       -------      -------
Operating Expenses
  Cost of natural gas distributed                        1,684          610
  Operating and maintenance                                389          318
  Depreciation and amortization                            132          131
  Income taxes                                              80           88
  Other taxes and franchise payments                        59           50
                                                       -------      -------
    Total operating expenses                             2,344        1,197
                                                       -------      -------
Operating Income                                           131          131
                                                       -------      -------
Other Income and (Deductions)
  Interest income                                           29           28
  Allowance for equity funds used
    during construction                                      2            1
  Regulatory interest - net                                 (6)          (5)
  Taxes on non-operating income                             (5)          (4)
  Preferred dividends of subsidiaries                       (1)          (1)
  Other - net                                               (2)           2
                                                       -------      -------
    Total                                                   17           21
                                                       -------      -------
Income Before Interest Charges                             148          152
                                                       -------      -------
Interest Charges
  Long-term debt                                            33           35
  Other                                                     17           17
  Allowance for borrowed funds used
    during construction                                     (1)          (1)
                                                       -------      -------
     Total                                                  49           51
                                                       -------      -------
Net Income                                                  99          101
Preferred Dividend Requirements                              2            2
                                                       -------      -------
Earnings Applicable to Common Shares                    $   97       $   99
                                                       =======      =======
See notes to Consolidated Financial Statements.
</table

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

                                                                Balance at
                                                        ---------------------------
                                                           June 30,    December 31,
                                                             2001         2000
                                                        -----------  --------------
ASSETS
Property, plant and equipment                                $6,442         $6,337
Accumulated depreciation                                     (3,693)        (3,571)
                                                            -------        -------
      Property, plant and equipment - net                     2,749          2,766
                                                            -------        -------
Current assets
  Cash and cash equivalents                                     531            205
  Accounts receivable - trade                                   296            589
  Accounts receivable - other                                     5             83
  Due from affiliate                                             --            214
  Deferred income taxes                                          74             43
  Fixed price contracts and other derivatives                   474             --
  Inventories                                                    74             67
  Other                                                          26             84
                                                            -------        -------
      Total current assets                                    1,480          1,285
                                                            -------        -------
Other assets
  Regulatory assets                                              92            108
  Due from affiliates                                           413            617
  Fixed price contracts and other derivatives                   232             --
  Other                                                          78             52
                                                            -------        -------
      Total other assets                                        815            777
                                                            -------        -------
      Total assets                                           $5,044         $4,828
                                                            =======        =======

See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                                Balance at
                                                        ---------------------------
                                                          June 30,    December 31,
                                                             2001         2000
                                                        -----------  --------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common Stock                                               $1,282         $1,282
  Retained earnings                                              72            165
  Accumulated other comprehensive income (loss)                  --             (1)
                                                            -------        -------
     Total common equity                                      1,354          1,446

Preferred stock                                                  80             80
Long-term debt                                                  821            821
                                                            -------        -------
     Total capitalization                                     2,255          2,347
                                                            -------        -------
Current liabilities
  Accounts payable - trade                                      421            368
  Accounts payable - other                                       53             43
  Regulatory balancing accounts - net                           233            463
  Income taxes payable                                           29             50
  Dividends and interest payable                                 28             28
  Current portion of long-term debt                             120            120
  Due to affiliates                                             163            365
  Regulatory liabilities arising from fixed price
    contracts and other derivatives                             410             --
  Other                                                         306            300
                                                            -------        -------
     Total current liabilities                                1,763          1,737
                                                            -------        -------

Deferred credits and other liabilities
  Customer advances for construction                             16             16
  Post-retirement benefits other than pensions                   93             97
  Deferred income taxes                                         226            224
  Deferred investment tax credits                                51             53
  Regulatory liabilities                                         30             --
  Regulatory liabilities arising from fixed price
    contracts and other derivatives                             232             --
  Deferred credits and other liabilities                        358            334
  Preferred stock of subsidiary                                  20             20
                                                            -------        -------
     Total deferred credits and other liabilities             1,026            744
                                                            -------        -------
Contingencies and commitments (Note 2)

     Total liabilities and shareholders' equity              $5,044         $4,828
                                                            =======        =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                       2001        2000
                                                       -----      -----
Cash Flows from Operating Activities
  Net income                                           $ 99       $ 101
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       132         131
    Deferred income taxes and investment
     tax credits                                          8          33
    Other - net                                          47          24
    Net changes in other working capital components     134         233
                                                      -----       -----
     Net cash provided by operating activities          420         522
                                                      -----       -----
Cash Flows from Investing Activities
  Capital expenditures                                 (114)        (86)
  Loans repaid by (paid to) affiliates                  215        (317)
  Other - net                                            --          14
                                                      -----       -----
     Net cash provided by (used in) investing
   activities                                     101        (389)
                                                      -----       -----
Cash Flows from Financing Activities
  Common dividends paid                                (190)         --
  Preferred dividends paid                               (2)         (2)
  Other                                                  (3)         --
                                                      -----       -----
     Net cash used in financing activities             (195)         (2)
-----       -----
Increase in cash and cash equivalents                   326         131
Cash and cash equivalents, January 1                    205          11
                                                      -----       -----
Cash and cash equivalents, June 30                    $ 531       $ 142
                                                      =====       =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income tax payments - net                           $ 130       $  71
                                                      =====       =====
  Interest payments, net of amounts capitalized       $  49        $ 78
                                                      =====       =====

See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                             Three Months Ended
                                                                   June 30,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------

Operating Revenues                                            $  927     $  630
                                                             -------    -------
Expenses
  Cost of natural gas distributed                                533        264
  Operation and maintenance                                      198        167
  Depreciation and amortization                                   67         67
  Income taxes                                                    38         43
  Other taxes and franchise payments                              26         22
                                                             -------    -------
     Total operating expenses                                    862        563
                                                             -------    -------
Operating Income                                                  65         67
                                                             -------    -------
Other Income and (Deductions)
  Interest income                                                  7          7
  Allowance for equity funds used
    during construction                                            1          1
  Regulatory interest - net                                       (1)        (5)
  Taxes on non-operating income                                   (2)        (2)
                                                             -------    -------
     Total                                                         5          1
                                                             -------    -------
Income Before Interest Charges                                    70         68
                                                             -------    -------
Interest Charges
  Long-term debt                                                  16         18
  Other                                                            6          2
                                                             -------    -------
     Total                                                        22         20
                                                             -------    -------
Net Income                                                        48         48
Preferred Dividend Requirements                                    1          1
                                                             -------    -------
Earnings Applicable to Common Shares                          $   47     $   47
                                                             =======    =======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                               Six Months Ended
                                                                   June 30,
                                                               ------------------
                                                                 2001       2000
                                                               -------    -------
Operating Revenues                                               $2,475    $1,328
                                                                -------   -------
Expenses
  Cost of natural gas distributed                                 1,684       610
  Operating and maintenance                                         384       317
  Depreciation and amortization                                     132       131
  Income taxes                                                       82        87
  Other taxes and franchise payments                                 59        50
                                                                -------   -------
     Total operating expenses                                     2,341     1,195
                                                                -------   -------
Operating Income                                                    134       133
                                                                -------   -------

Other Income and (Deductions)
  Interest income                                                    16        11
  Allowance for equity funds used
    during construction                                               2         1
  Regulatory interest - net                                          (6)       (5)
  Taxes on non-operating income                                      (4)       (4)
  Other - net                                                        (1)       --
                                                                -------   -------
     Total                                                            7         3
                                                                -------   -------
Income Before Interest Charges                                      141       136
                                                                -------   -------

Interest Charges
  Long-term debt                                                     33       35
  Other                                                               9        4
  Allowance for borrowed funds used
    during construction                                              (1)      (1)
                                                                -------  -------
     Total                                                           41       38
                                                                -------  -------
Net Income                                                          100       98
Preferred Dividend Requirements                                       1        1
                                                                -------  -------
Earnings Applicable to Common Shares                             $   99   $   97
                                                                =======  =======
See notes to Consolidated Financial Statements.





SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                        June 30,    December 31,
                                                          2001          2000
                                                      ----------    ------------
ASSETS
Utility plant - at original cost                         $6,419          $6,314
Accumulated depreciation                                 (3,678)         (3,557)
                                                         ------          ------
      Utility plant - net                                 2,741           2,757
                                                         ------          ------

Current assets
  Cash and cash equivalents                                 531             205
  Accounts receivable - trade                               296             589
  Accounts receivable - other                                 5              83
  Due from affiliates                                        --             214
  Deferred income taxes                                      74              74
  Fixed price contracts and other derivatives               474              --
  Inventories                                                74              67
  Other                                                      25              80
                                                         ------          ------
        Total current assets                              1,479           1,312
                                                         ------          ------
Other assets
  Regulatory assets                                          --              12
  Fixed price contracts and other derivatives               232              --
  Other                                                      58              35
                                                         ------          ------
        Total other assets                                  290              47
                                                         ------          ------
        Total assets                                     $4,510          $4,116
                                                         ======          ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                        June 30,    December 31,
                                                          2001          2000
                                                      ----------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                            $  835         $  835
  Retained earnings                                          362            453
  Accumulated other comprehensive income (loss)               --             (1)
                                                          ------         ------
    Total common equity                                    1,197          1,287

  Preferred stock                                             22             22
  Long-term debt                                             821            821
                                                          ------         ------
         Total capitalization                              2,040          2,130
                                                          ------         ------
Current liabilities
  Accounts payable - trade                                   421            368
  Accounts payable - other                                    53             44
  Regulatory balancing accounts - net                        233            463
  Income taxes payable                                        29             90
  Interest payable                                            26             26
  Current portion of long-term debt                          120            120
  Regulatory liabilities arising from fixed price
    contracts and other derivatives                          410             --
  Other                                                      327            300
                                                          ------         ------
        Total current liabilities                          1,619          1,411
                                                          ------         ------
Deferred credits and other liabilities
  Customer advances for construction                          16             16
  Deferred income taxes                                      326            314
  Deferred investment tax credits                             51             53
  Regulatory liabilities                                      30             --
  Regulatory liabilities arising from fixed price
    contracts and other derivatives                          232             --
  Deferred credits and other liabilities                     196            192
                                                          ------         ------
        Total deferred credits and other liabilities         851            575
                                                          ------         ------
Contingencies and commitments (Note 2)

        Total liabilities and shareholders' equity        $4,510         $4,116
                                                          ======         ======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                        Six Months Ended
                                                            June 30,
                                                       ------------------
                                                       2001         2000
                                                       -----        -----
Cash Flows from Operating Activities
  Net income                                           $100         $ 98
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       132          131
    Deferred income taxes and investment tax credits     10           26
    Other - net                                          22           25
    Net changes in other working capital components     134          269
                                                       ----         ----
      Net cash provided by operating activities         398          549
                                                       ----         ----
Cash Flows from Investing Activities
  Capital expenditures                                 (114)         (86)
  Loan repaid by (paid to) affiliate                    233         (231)
                                                       ----         ----
      Net cash provided by (used in) investing
          activities                                    119         (317)
                                                       ----         ----
Cash Flows from Financing Activities - dividends paid  (191)        (101)
                                                       ----         ----
Increase in cash and cash equivalents                   326          131
Cash and cash equivalents, January 1                    205           11
                                                       ----         ----
Cash and cash equivalents, June 30                     $531         $142
                                                       ====         ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Income tax payments - net                            $137         $ 72
                                                       ====         ====
  Interest payments, net of amounts capitalized        $ 41         $ 40
                                                       ====         ====
See notes to Consolidated Financial Statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE or the Company) and of Southern California Gas Company (SoCalGas)(collectively the companies). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 energy services company. SoCalGas' common stock is wholly owned by PE. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries.

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

The companies'significant accounting policies are described in the notes to Consolidated Financial Statements in the companies' 2000
Annual Report. The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the companies' 2000 Annual Report and March 31, 2001 Quarterly Report on Form 10-Q.

As described in the notes to Consolidated Financial Statements in the companies' 2000 Annual Report, SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

2.  MATERIAL CONTINGENCIES

NATURAL GAS INDUSTRY RESTRUCTURING

The companies' 2000 annual reports discuss various proposals and actions related to this topic. As discussed therein, no significant impacts on the companies are expected when the various issues are finalized. This case is currently being held by the CPUC indefinitely.

LITIGATION

A 2000 lawsuit, which seeks class-action certification, alleges that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and less-expensive natural gas supplies into California. Management believes the allegations are without merit.

Except for the above, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

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

3.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                              Pacific Enterprises                  SoCalGas
                           -----------------------------  ----------------------------
                            Three-month    Six-month       Three-month    Six-month
                           periods ended  periods ended   periods ended  periods ended
                             June 30,       June 30,         June 30,      June 30,
                           -----------------------------  ----------------------------
(Dollars in millions)       2001   2000   2001   2000       2001   2000   2001   2000
--------------------------------------------------------------------------------------
Net income                  $ 49   $ 49   $ 99   $101       $ 48   $ 48   $100   $ 98

Change in unrealized gain
   on marketable securities   --    (12)    --     21         --    (12)    --     21

Minimum pension liability
   adjustments                 1     --      1      2          1     --      1      2
                            ----------------------------------------------------------
   Comprehensive income     $ 50   $ 37   $100   $124      $  49   $ 36   $101   $121
--------------------------------------------------------------------------------------

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

On January 1, 2001, $982 million in current assets, $1.1 billion in noncurrent assets, and $4 million in current liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. The effect on earnings was minimal. The ongoing effects will depend on future market conditions and the Company's hedging activities.

Market Risk

The companies' policy is to use derivative financial instruments to manage its exposure to fluctuations in interest rates and energy prices. Transactions involving these financial instruments are with credit-worthy firms and major exchanges. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Energy Derivatives

SoCalGas utilizes derivative financial instruments to reduce exposure to unfavorable changes in energy prices which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SoCalGas to predict with greater certainty the effective prices to be received and delivered to their customers.

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

Accounting for Derivative Activities

At June 30, 2001, $474 million in current assets and $232 million in noncurrent assets were recorded in the Consolidated Balance Sheet as fixed priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $64 million in regulatory balancing accounts (i.e., overcollections), $410 million in current regulatory liabilities, and $232 million in noncurrent regulatory liabilities were recorded in the Consolidated Balance Sheet as of June 30, 2001.

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature, and the FERC; the financial condition of other investor-owned utilities; capital market conditions, inflation rates, interest rates and exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents at June 30, 2001 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2001, the decrease in cash flows from operations compared to the corresponding period in 2000 was primarily due to the decrease in overcollected regulatory balancing accounts and lower accrued income taxes in 2001 reflecting tax payments made during the first quarter of 2001 (none were made during the same period in 2000) offset by the decrease in SoCalGas' trade accounts receivable due to seasonality.

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

During the second quarter of 2001, SoCalGas announced plans to add 11 percent more capacity to its transmission system by the end of the year. The expansion will help meet increased demand for natural gas from new and existing electric generation projects in Southern
California.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2001, cash flows from financing activities decreased from the corresponding period in 2000 due primarily to an increase in common dividends paid during 2001.

On June 6, 2001 the Company remarketed $81 million of debt of the Company's Employee Stock Ownership Plan (ESOP) as 7.375 percent fixed-interest-rate debt due May 3, 2004.

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

RESULTS OF OPERATIONS

The Company's net income remained flat for the three-month and six-month periods ended June 30, 2001, compared to the same periods in 2000.

Seasonality

SoCalGas' natural gas sales volumes generally are higher in the winter due to heating demands, although that difference is lessening as the use of natural gas to fuel electric generation increases.

The table below summarizes natural gas volumes and revenues by customer class for the six-month periods ended June 30, 2001 and 2000.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2001:
 Residential                      151     $1,598         1    $  3         152     $1,601
 Commercial and industrial         49        445       122      93         171        538
 Electric generation plants        --         --       188      47         188         47
 Wholesale                         --         --        90      18          90         18
                           --------------------------------------------------------------
                                  200     $2,043       401    $161         601      2,204
 Balancing accounts and other                                                         271
                                                                                 --------
   Total                                                                           $2,475
------------------------------------------------------------------------------------------

2000:
 Residential                      136     $1,016         2    $  8         138     $1,024
 Commercial and industrial         44        282       160     124         204        406
 Utility electric generation       --         --        99      38          99         38
 Wholesale                         --         --        74      26          74         26
                           --------------------------------------------------------------
                                  180     $1,298       335    $196         515      1,494
 Balancing accounts and other                                                        (166)
                                                                                 --------
   Total                                                                           $1,328
------------------------------------------------------------------------------------------

The increase in natural gas revenues was primarily due to higher natural gas prices.

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

SoCalGas' PBR mechanism is in effect through December 31, 2002, at which time the mechanisms will be updated. That update is described in the Company's 2000 Annual Report. The PBR and Cost of Service
(COS) cases for SoCalGas and SDG&E are both due to be filed on December 21, 2001. However, under the MOU described in Note 2, both SoCalGas' and SDG&E's PBR/COS cases would be delayed such that the resulting rates would be effective in 2004 instead of 2003, if this portion of the MOU is approved by the CPUC.

Cost of Capital

For 2001, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base
(ROR), the same as in 2000 and 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed in the companies' 2000 annual reports.

RELATIONSHIP WITH NON-UTILITY SUBSIDIARIES

CPUC Investigation of Energy-Utility Holding Companies

The CPUC has initiated an investigation into the relationship between California's investor-owned utilities and their parent holding companies. Among the matters to be considered in the investigation are utility dividend policies and practices and obligations of the holding companies to provide financial support for utility operations.

NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of this new standard on January 1, 2001, did not have a material impact on the Company's earnings. For further information regarding the Company's implementation of SFAS 133, see Note 4 above.

In July 2001 the Financial Accounting Standards Board approved three statements, SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 " Accounting for Asset Retirement Obligations." SFAS 141 provides guidance on the accounting for a business combination at the date the combination is completed. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The pooling-of-interest method is eliminated. SFAS 142 provides guidance on how to account for goodwill and other intangible assets after the acquisition is complete. Goodwill and certain other intangible assets will no longer be amortized and will be tested in the aggregate for impairment at least annually. Goodwill will not be tested on an acquisition-by-acquisition basis. SFAS 142 applies to existing goodwill and other intangible assets, beginning with fiscal years starting after December 15, 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The effect of these standards on the Company's Consolidated Financial Statements has not yet been determined.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report for 2000. As noted in that report, SoCalGas may, at times, be exposed to limited market risk in its natural gas purchase, sale and storage activities as a result of activities under SoCalGas' Gas Cost Incentive Mechanism. The risk is managed within the parameters of the Company's market-risk management and trading framework. However, to lessen the impact on customers from the recent unprecedented natural gas price volatility at the California border, during the first quarter of 2001, SoCalGas began hedging a larger portion of its customer natural gas requirements than in the past. As of March 31, 2001, the Value at Risk (VaR) of the hedges was $1.8 million. During the second quarter of 2001, the gas hedging activity at SoCalGas was sharply reduced and, as of June 30, 2001, the VaR of the hedges was $0.6 million. This represents the 50-percent shareholder portion under the PBR mechanism and excludes the 50-percent portion subject to rate recovery. In addition, certain fixed price contracts that traditionally have not been considered derivatives, but now meet the derivative definition under SFAS 133 (see "New Accounting Standards" above), are excluded from the above-mentioned VaR amounts due to the offsetting regulatory asset or liability also recorded by the Company.

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

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after March 31, 2001.





                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly cause this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: August 9, 2001          By:  /s/  F. H. Ault
                                    ----------------------------

                                           F. H. Ault
                                    Sr. Vice President and Controller





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




1

21