Form 10-Q
period 2001-09-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2001-11-14
CIK 75527, 92108

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                               September 30, 2001
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                       Three Months Ended
                                                           September 30,
                                                     ----------------------
                                                       2001           2000
                                                     -------        -------
Operating Revenues                                    $  561          $ 722
                                                     -------        -------
Operating Expenses
  Cost of natural gas distributed                        163            349
  Operating and maintenance                              188            175
  Depreciation and amortization                           68             65
  Other taxes and franchise payments                      20             19
  Income taxes                                            50             44
                                                     -------        -------
    Total operating expenses                             489            652
                                                     -------        -------
Operating Income                                          72             70
                                                     -------        -------
Other Income and (Deductions)
  Interest income                                          8             19
  Allowance for equity funds used during construction      2              1
  Regulatory interest - net                               (2)            (4)
  Taxes on non-operating income                           (1)            (3)
  Other - net                                             (1)            (8)
                                                     -------        -------
    Total                                                  6              5
                                                     -------        -------
Income Before Interest Charges                            78             75
                                                     -------        -------
Interest Charges
  Long-term debt                                          17             17
  Other                                                    5              7
  Allowance for borrowed funds used during
    construction                                          (1)            (1)
                                                     -------        -------
   Total                                                  21             23

Net Income                                                57             52
Preferred Dividend Requirements                            1              1
                                                     -------        -------
Earnings Applicable to Common Shares                  $   56         $   51
                                                     =======        =======
See notes to Consolidated Financial Statements.
</table

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                        Nine Months Ended
                                                           September 30,
                                                      --------------------
                                                         2001         2000
                                                       -------      -------
Operating Revenues                                      $3,036       $2,050
                                                       -------      -------
Operating Expenses
  Cost of natural gas distributed                        1,847          959
  Operating and maintenance                                580          493
  Depreciation and amortization                            200          196
  Other taxes and franchise payments                        79           69
  Income taxes                                             130          132
                                                       -------      -------
    Total operating expenses                             2,836        1,849
                                                       -------      -------
Operating Income                                           200          201
                                                       -------      -------
Other Income and (Deductions)
  Interest income                                           37           47
  Allowance for equity funds used during construction        4            2
  Regulatory interest - net                                 (8)          (9)
  Taxes on non-operating income                             (5)          (7)
  Preferred dividends of subsidiaries                       (1)          (1)
  Other - net                                               (1)          (6)
                                                       -------      -------
    Total                                                   26           26
                                                       -------      -------
Income Before Interest Charges                             226          227
                                                       -------      -------
Interest Charges
  Long-term debt                                            50           52
  Other                                                     22           24
  Allowance for borrowed funds used during
    construction                                            (2)          (2)
                                                       -------      -------
     Total                                                  70           74
                                                       -------      -------
Net Income                                                 156          153
Preferred Dividend Requirements                              3            3
                                                       -------      -------
Earnings Applicable to Common Shares                    $  153       $  150
                                                       =======      =======
See notes to Consolidated Financial Statements.
</table

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

                                                                Balance at
                                                        ---------------------------
                                                        September 30,  December 31,
                                                            2001          2000
                                                        -------------  ------------
ASSETS
Property, plant and equipment                                $6,511         $6,337
Accumulated depreciation                                     (3,754)        (3,571)
                                                            -------        -------
      Property, plant and equipment - net                     2,757          2,766
                                                            -------        -------
Current assets
  Cash and cash equivalents                                     164            205
  Accounts receivable - trade                                   190            589
  Accounts receivable - other                                    18             83
  Due from affiliate                                            119            214
  Income tax receivable                                          32             --
  Deferred income taxes                                          43             43
  Fixed price contracts and other derivatives                    72             --
  Regulatory assets arising from fixed price
    contracts and other derivatives                              56             --
  Inventories                                                   109             67
  Other                                                           8             84
                                                            -------        -------
      Total current assets                                      811          1,285
                                                            -------        -------
Other assets
  Regulatory assets                                              90            108
  Regulatory assets arising from fixed price
    contracts and other derivatives                             138             --
  Due from affiliates                                           412            617
  Other                                                          90             52
                                                            -------        -------
      Total other assets                                        730            777
                                                            -------        -------
      Total assets                                           $4,298         $4,828
                                                            =======        =======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                                Balance at
                                                        ---------------------------
                                                        September 30,  December 31,
                                                            2001          2000
                                                        ------------   ------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common Stock                                                $1,282        $1,282
  Retained earnings                                              127           165
  Accumulated other comprehensive income (loss)                    1            (1)
                                                             -------       -------
     Total common equity                                       1,410         1,446

Preferred stock                                                   80            80
Long-term debt                                                   722           821
                                                             -------       -------
     Total capitalization                                      2,212         2,347
                                                             -------       -------
Current liabilities
  Current portion of long-term debt                              220           120
  Accounts payable - trade                                       135           368
  Accounts payable - other                                        78            43
  Regulatory balancing accounts - net                            114           463
  Income taxes payable                                            --            50
  Dividends and interest payable                                  32            28
  Due to affiliates                                              146           365
  Fixed price contracts and other derivatives                     56            --
  Other                                                          329           300
                                                             -------       -------
     Total current liabilities                                 1,110         1,737
                                                             -------       -------

Deferred credits and other liabilities
  Customer advances for construction                              18            16
  Post-retirement benefits other than pensions                    91            97
  Deferred income taxes                                          244           224
  Deferred investment tax credits                                 51            53
  Regulatory liabilities                                          50            --
  Fixed price contracts and other derivatives                    140            --
  Deferred credits and other liabilities                         362           334
  Preferred stock of subsidiary                                   20            20
                                                             -------       -------
     Total deferred credits and other liabilities                976           744
                                                             -------       -------
Contingencies and commitments (Note 2)

     Total liabilities and shareholders' equity               $4,298        $4,828
                                                             =======       =======

See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                       Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                       2001        2000
                                                      -----       -----
Cash Flows from Operating Activities
  Net income                                          $ 156       $ 153
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       200         196
    Deferred income taxes and investment
     tax credits                                         18          41
    Other - net                                          62          50
    Net changes in other working capital components    (179)        179
                                                      -----       -----
     Net cash provided by operating activities          257         619
                                                      -----       -----
Cash Flows from Investing Activities
  Capital expenditures                                 (190)       (130)
  Loans repaid by (paid to) affiliates                   88        (387)
                                                      -----       -----
     Net cash used in investing activities             (102)       (517)
                                                      -----       -----
Cash Flows from Financing Activities
  Common dividends paid                                (190)         --
  Preferred dividends paid                               (3)         (3)
  Repayment of long-term debt                            --         (30)
  Other                                                  (3)         --
                                                      -----       -----
     Net cash used in financing activities             (196)        (33)
                                                      -----       -----
Increase (decrease) in cash and cash equivalents        (41)         69
Cash and cash equivalents, January 1                    205          11
                                                      -----       -----
Cash and cash equivalents, September 30               $ 164       $  80
                                                      =====       =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income tax payments - net                           $ 192       $ 105
                                                      =====       =====
  Interest payments, net of amounts capitalized       $  66       $  98
                                                      =====       =====

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                             Three Months Ended
                                                                 September 30,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------

Operating Revenues                                            $  561     $  722
                                                             -------    -------
Operating Expenses
  Cost of natural gas distributed                                163        349
  Operation and maintenance                                      188        175
  Depreciation and amortization                                   68         65
  Other taxes and franchise payments                              20         19
  Income taxes                                                    49         45
                                                             -------    -------
     Total operating expenses                                    488        653
                                                             -------    -------
Operating Income                                                  73         69
                                                             -------    -------
Other Income and (Deductions)
  Interest income                                                  4          9
  Allowance for equity funds used during construction              2          1
  Regulatory interest - net                                       (2)        (4)
  Taxes on non-operating income                                   (1)        (2)
  Other - net                                                     --         (2)
                                                             -------    -------
     Total                                                         3          2
                                                             -------    -------
Income Before Interest Charges                                    76         71
                                                             -------    -------
Interest Charges
  Long-term debt                                                  17         17
  Other                                                            3          2
  Allowance for borrowed funds used during construction           (1)        (1)
                                                             -------    -------
     Total                                                        19         18
                                                             -------    -------
Net Income                                                        57         53
Preferred Dividend Requirements                                   --         --
                                                             -------    -------
Earnings Applicable to Common Shares                          $   57     $   53
                                                             =======    =======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                               Nine Months Ended
                                                                 September 30,
                                                               ------------------
                                                                 2001       2000
                                                               -------    -------

Operating Revenues                                               $3,036    $2,050
                                                                -------   -------
Operating Expenses
  Cost of natural gas distributed                                 1,847       959
  Operating and maintenance                                         572       492
  Depreciation and amortization                                     200       196
  Other taxes and franchise payments                                 79        69
  Income taxes                                                      131       132
                                                                -------   -------
     Total operating expenses                                     2,829     1,848
                                                                -------   -------
Operating Income                                                    207       202
                                                                -------   -------

Other Income and (Deductions)
  Interest income                                                    20        20
  Allowance for equity funds used during construction                 4         2
  Regulatory interest - net                                          (8)       (9)
  Taxes on non-operating income                                      (5)       (6)
  Other - net                                                        (1)       (2)
                                                                -------   -------
     Total                                                           10         5
                                                                -------   -------
Income Before Interest Charges                                      217       207
                                                                -------   -------

Interest Charges
  Long-term debt                                                     50        52
  Other                                                              12         6
  Allowance for borrowed funds used during construction              (2)       (2)
                                                                -------   -------
     Total                                                           60        56
                                                                -------   -------
Net Income                                                          157       151
Preferred Dividend Requirements                                       1         1
                                                                -------   -------
Earnings Applicable to Common Shares                             $  156    $  150
                                                                =======   =======
See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                      September 30, December 31,
                                                          2001         2000
                                                      ------------- ------------
ASSETS
Utility plant - at original cost                         $6,399          $6,314
Accumulated depreciation                                 (3,675)         (3,557)
                                                         ------          ------
      Utility plant - net                                 2,724           2,757
                                                         ------          ------

Current assets
  Cash and cash equivalents                                 164             205
  Accounts receivable - trade                               190             589
  Accounts receivable - other                                18              83
  Due from affiliates                                       119             214
  Deferred income taxes                                      73              74
  Regulatory assets arising from fixed priced contracts
     and other derivatives                                   56              --
  Fixed price contracts and other derivatives                72              --
  Inventories                                               109              67
  Other                                                       6              80
                                                         ------          ------
        Total current assets                                807           1,312
                                                         ------          ------
Other assets
  Regulatory assets                                          --              12
  Regulatory assets arising from fixed priced contracts
     and other derivatives                                  138              --
  Other                                                      94              35
                                                         ------          ------
        Total other assets                                  232              47
                                                         ------          ------
        Total assets                                     $3,763          $4,116
                                                         ======          ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                      September 30, December 31,
                                                          2001         2000
                                                      ------------- ------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                            $  835         $  835
  Retained earnings                                          418            453
  Accumulated other comprehensive income (loss)                1             (1)
                                                          ------         ------
    Total common equity                                    1,254          1,287

  Preferred stock                                             22             22
  Long-term debt                                             722            821
                                                          ------         ------
         Total capitalization                              1,998          2,130
                                                          ------         ------
Current liabilities
  Current portion of long-term debt                          220            120
  Accounts payable - trade                                   135            368
  Accounts payable - other                                    78             44
  Regulatory balancing accounts - net                        114            463
  Income taxes payable                                         8             90
  Interest payable                                            31             26
  Fixed price contracts and other derivatives                 56             --
  Other                                                      329            300
                                                          ------         ------
        Total current liabilities                            971          1,411
                                                          ------         ------
Deferred credits and other liabilities
  Customer advances for construction                          18             16
  Deferred income taxes                                      335            314
  Deferred investment tax credits                             50             53
  Regulatory liabilities                                      51             --
  Fixed price contracts and other derivatives                140             --
  Deferred credits and other liabilities                     200            192
                                                          ------         ------
        Total deferred credits and other liabilities         794            575
                                                          ------         ------
Contingencies and commitments (Note 2)

        Total liabilities and shareholders' equity        $3,763         $4,116
                                                          ======         ======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                       Nine Months Ended
                                                         September 30,
                                                       ------------------
                                                       2001         2000
                                                       -----        -----
Cash Flows from Operating Activities
  Net income                                           $157         $151
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       200          196
    Deferred income taxes and investment tax credits     18           38
    Other - net                                          40           28
    Net changes in other working capital components    (179)         175
                                                       ----         ----
      Net cash provided by operating activities         236          588
                                                       ----         ----
Cash Flows from Investing Activities
  Capital expenditures                                 (190)        (130)
  Loan repaid by (paid to) affiliate                    104         (258)
                                                       ----         ----
      Net cash used in investing activities             (86)        (388)
                                                       ----         ----
Cash Flows from Financing Activities
  Dividends paid                                       (191)        (101)
  Repayment of long-term debt                            --          (30)
                                                       ----         ----
      Net cash used in financing activities            (191)        (131)
                                                       ----         ----

Increase (decrease) in cash and cash equivalents        (41)          69
Cash and cash equivalents, January 1                    205           11
                                                       ----         ----
Cash and cash equivalents, September 30                $164         $ 80
                                                       ====         ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Income tax payments - net                            $199         $107
                                                       ====         ====
  Interest payments, net of amounts capitalized        $ 55         $ 55
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

Information in this Quarterly Report is unaudited and should be read in conjunction with the companies' 2000 Annual Reports and March 31, 2001 and June 30, 2001 Quarterly Reports on Form 10-Q.

As described in the notes to Consolidated Financial Statements in the companies' 2000 Annual Reports, SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.  MATERIAL CONTINGENCIES

NATURAL GAS INDUSTRY RESTRUCTURING

The companies' 2000 Annual Reports discuss various proposals and actions related to natural gas industry restructuring. As discussed therein, no significant impacts on the companies are expected when the various issues are finalized. Various developments since January 1, 2001 are described herein.

A settlement agreement between SoCalGas and certain parties settling the issue of retroactive refunding of costs in rates of ownership and operation of one of SoCalGas' storage fields was approved by the California Public Utilities Commission (CPUC) in June 2001. The settlement provides for no retroactive refund of the costs in rates of this field.

In October 2001, a CPUC commissioner issued a revised Proposed Decision (PD) which adopts, with some modification, many of the provisions of the settlement proposal that SoCalGas and SDG&E (an affiliated company also owned by Sempra Energy) were parties to (one of several that arose during 1999 and 2000). On the SoCalGas system these provisions include, among other things, the unbundling of intrastate transmission and the implementation of a system of firm, tradable intrastate transmission rights that are viewed to be in the public interest. The revised PD also would increase SoCalGas shareholder risks and rewards for unbundled storage service, while at the same time granting SoCalGas greater flexibility in charges for unbundled storage service. A CPUC decision could be issued at any time, but there is no deadline for CPUC action and the provisions of a final CPUC decision are uncertain.

LITIGATION

Lawsuits filed in 2000 and currently consolidated at the Federal Court in Las Vegas seek class-action certification and allege that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and less-expensive natural gas supplies into California. Management believes the allegations are without merit. On October 30, 2001, the Federal Court ruled that the State Court is the appropriate jurisdiction for these lawsuits.

Except for the above, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

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


3.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                              Pacific Enterprises                  SoCalGas
                           -----------------------------  ----------------------------
                            Three-month    Nine-month       Three-month    Nine-month
                           periods ended  periods ended   periods ended  periods ended
                           September 30,  September 30,   September 30,  September 30,
                           -----------------------------  ----------------------------
(Dollars in millions)       2001   2000   2001   2000       2001   2000   2001   2000
--------------------------------------------------------------------------------------
Net income                  $ 57   $ 52   $156   $153       $ 57   $ 53   $157   $151

Change in unrealized gain
   on marketable securities   --    (14)    --      7         --    (14)    --      7

Minimum pension liability
   adjustments                --      1      1      3         --      1      1      3

Financial instruments
   (Note 4)                    1     --      1     --          1     --      1     --
                            ----------------------------------------------------------
   Comprehensive income     $ 58   $ 39   $158   $163      $  58   $ 40   $159   $161
--------------------------------------------------------------------------------------

4.  FINANCIAL INSTRUMENTS

Adoption of SFAS 133

Effective January 1, 2001, the companies adopted SFAS 133, as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

$982 million in current assets, $1.1 billion in noncurrent assets, and $4 million in current liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. The effect on earnings was minimal. The ongoing effects will depend on future market conditions and on the companies' hedging activities.

Market Risk

The companies' policy is to use derivative financial instruments to manage exposure to fluctuations in interest rates and energy prices. Transactions involving these financial instruments are with credit-worthy firms and major exchanges. The use of these instruments exposes the companies to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Energy Derivatives

SoCalGas utilizes derivative financial instruments to reduce exposure to unfavorable changes in energy prices which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SoCalGas to predict with greater certainty the effective prices to be received and to be charged to its customers.

If gains and losses are not recoverable or payable through future rates, SoCalGas will apply hedge accounting if certain criteria are met.

In instances where hedge accounting is applied to energy derivatives, cash flow hedge accounting is elected and, accordingly, changes in fair values of the derivatives are included in other comprehensive income. The entire balance of $1 million, currently included in accumulated other comprehensive income, is expected to be reclassified into income within the next 12 months. In instances where energy derivatives do not qualify for hedge accounting, gains and losses are recorded in the Statement of Consolidated Income.

Accounting for Derivative Activities

At September 30, 2001, $72 million in current assets, $56 million in current liabilities, $140 million in noncurrent liabilities and $1 million in other noncurrent assets were recorded in the Consolidated Balance Sheet as fixed priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $56 million in current regulatory assets, $138 million in noncurrent regulatory assets, $62 million in regulatory balancing account liabilities, $4 million of current regulatory liabilities (included in other current liabilities), $1 million of noncurrent regulatory liabilities (included in deferred credits and other liabilities) and $1 million of accumulated other comprehensive income were recorded in the Consolidated Balance Sheet as of September 30, 2001. For the nine-month period ended September 30, 2001, a net $3 million was recorded in other operating income in the Statement of Consolidated Income.

Fair Value

The fair value of the companies' derivative financial instruments (fixed-price contracts and other derivatives) is not materially different from their carryings amounts. The fair values of fixed-price contracts and other derivatives were estimated based on quoted market prices. Information regarding the fair value of the companies' non-derivative financial instruments is provided in Note 8 of the notes to Consolidated Financial Statements in the 2000 Annual Reports on Form 10-K.


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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature, and the FERC; the financial condition of other investor-owned utilities; capital market conditions, inflation rates, interest rates and exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this quarterly report and other reports filed by the companies from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

EVENTS OF SEPTEMBER 11, 2001

The terrorist attacks of September 11 have not affected the companies' operations and are not expected to have an effect on the companies' future operations, except to the extent that they significantly affect the general economy, or the business or geographic areas in which the companies operate.


CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents at September 30, 2001 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2001, the decrease in cash flows from operations compared to the corresponding period in 2000 was primarily due to the decrease in overcollected regulatory balancing accounts due to a decrease in the spot gas price compared to the average cost of gas, the decrease in trade accounts payable due to lower September 2001 gas prices, and lower accrued income taxes in 2001 reflecting tax payments made during the first quarter of 2001 (none were made during the same period in 2000), partially offset by the decrease in SoCalGas' trade accounts receivable due to the lower September 2001 gas prices passed on to its customers.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $300 million for the full year 2001 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. For the nine months ended September 30, 2001, the decrease in cash flows used in investing activities compared to the corresponding period in 2000 was primarily due to loans being repaid by Sempra Energy in 2001 versus being made to Sempra Energy in 2000, partially offset by an increase in capital expenditures by SoCalGas.

During the second quarter of 2001, SoCalGas announced plans to add 11 percent more capacity to its transmission system by the end of the year. The expansion will help meet increased demand for natural gas from new and existing electric generation projects in Southern
California.

CASH FLOWS FROM FINANCING ACTIVITIES

In September 2001, SoCalGas filed a shelf registration for the public offering of up to an additional $350 million of debt securities. Any securities under this shelf registration are offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. At September 30, 2001, no debt securities had been issued under this registration statement.

For the nine-month period ended September 30, 2001, cash flows used in financing activities increased from the corresponding period in 2000 due primarily to an increase in common dividends paid during 2001.

In October 2001, $120 million of 6.38-percent, SoCalGas medium-term notes matured. On November 7, 2001, SoCalGas called its $150 million, 8.75-percent, first mortgage bonds at a premium of 3.59 percent.

On February 9, 2001, SoCalGas' $200 million credit line expired and was replaced on February 27, 2001, with a $170 million, one-year agreement. This agreement bears interest at various rates based on market rates and SoCalGas' credit rating. On April 18, 2001, PE entered into a $500 million two-year revolving line of credit which bears interest at various rates based on market rates and PE's credit rating.

RESULTS OF OPERATIONS

The companies' net income increased slightly for the three-month and nine-month periods ended September 30, 2001, compared to the same periods in 2000. The increases were primarily due to the reduction of operating expenses as a percentage of related revenues.

Seasonality

SoCalGas' natural gas sales volumes generally are higher in the winter due to heating demands, although that difference is lessening as the use of natural gas to fuel electric generation increases.

The table below summarizes natural gas volumes and revenues by customer class for the nine-month periods ended September 30, 2001 and 2000.


Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2001:
 Residential                      186     $1,864         2    $  4         188     $1,868
 Commercial and industrial         68        543       187     125         255        668
 Electric generation plants        --         --       299      73         299         73
 Wholesale                         --         --       131      27         131         27
                           --------------------------------------------------------------
                                  254     $2,407       619    $229         873      2,636
 Balancing accounts and other                                                         400
                                                                                 --------
   Total                                                                           $3,036
------------------------------------------------------------------------------------------

2000:
 Residential                      172     $1,373         2    $  9         174     $1,382
 Commercial and industrial         62        409       241     165         303        574
 Utility electric generation       --         --       230      82         230         82
 Wholesale                         --         --       119      39         119         39
                           --------------------------------------------------------------
                                  234     $1,782       592    $295         826      2,077
 Balancing accounts and other                                                         (27)
                                                                                 --------
   Total                                                                           $2,050
------------------------------------------------------------------------------------------



The increases in natural gas revenues and the cost of natural gas distributed were primarily due to higher natural gas prices. Under the current regulatory framework, the cost of natural gas is passed on to customers without markup and changes in core-market natural gas prices do not affect net income since, as explained more fully in the 2000 Annual Report, current or future core customer rates normally recover the actual cost of natural gas on a substantially concurrent basis.

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

SoCalGas' PBR mechanism is in effect through December 31, 2002, at which time the mechanisms will be updated. That update is described in the companies' 2000 Annual Reports. The PBR and Cost of Service (COS) cases for SoCalGas and SDG&E were both due to be filed on December 21, 2001. However, both SoCalGas' and SDG&E's PBR/COS cases were delayed by an October 10, 2001 CPUC decision such that the resulting rates would be effective in 2004 instead of 2003. The decision also denies the utilities' request to continue 50/50 allocation between ratepayers and shareholders of estimated savings stemming from the 1998 merger between Pacific Enterprises (parent company of SoCalGas) and Enova Corporation (parent company of SDG&E). Instead, the CPUC ordered that 100 percent of the estimated 2003 merger benefits go to ratepayers.

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

In May 2001 the CPUC approved a $10 million shareholder award for the year ended March 31, 2000. In June 2001 SoCalGas filed its annual GCIM application with the CPUC, requesting a shareholder award of $106 million for the year ended March 31, 2001. Notwithstanding this request, SoCalGas stated that it would retroactively reduce the award request to $31 million if the CPUC approves the settlement agreement entered into in June 2001 between SoCalGas, the CPUC's Office of Ratepayer Advocates and The Utilities Reform Network, a consumer-based intervenor, on modifying the GCIM. A final CPUC decision is expected in the first quarter of 2002.

Biennial Cost Allocation Proceeding (BCAP)

Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs. SoCalGas filed its 2003 BCAP on September 21, 2001.

Cost of Capital

For 2001, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base
(ROR), the same as in 2000 and 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed in the companies' 2000 Annual Reports.

Utility Integration

On September 20, 2001 the CPUC approved Sempra Energy's request to integrate the management teams of SoCalGas and SDG&E. Utility operations/management was not, and is not expected to be, shifted to the parent company. CPUC approval would be required if such a shift were contemplated. The decision retains the separate identities of both utilities and is not a merger. Instead, utility integration is a reorganization that consolidates senior management functions of the two utilities and returns to the utilities a significant portion of shared support services currently provided by Sempra Energy's centralized corporate center. Once implemented, the integration is expected to result in more efficient and effective operations.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

The CPUC has initiated an investigation into the relationship between California's investor-owned utilities and their parent holding companies. Among the matters to be considered in the investigation are utility dividend policies and practices and obligations of the holding companies to provide financial support for utility operations. The investigation is currently on hold while certain jurisdictional issues are being resolved.

NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the companies adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of this new standard on January 1, 2001, did not have a material impact on earnings. For further information regarding the implementation of SFAS 133, see Note 4 of the notes to Consolidated Financial Statements.

In July 2001 the Financial Accounting Standards Board (FASB) approved three statements, SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset
Retirement Obligations."

-- SFAS 141 provides guidance on the accounting for a business combination at the date the combination is completed. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The pooling-of-interest method is eliminated.

-- SFAS 142 provides guidance on how to account for goodwill and other intangible assets after the acquisition is complete. Goodwill and certain other intangible assets will no longer be amortized and will be tested in the aggregate for impairment at least annually. Goodwill will not be tested on an acquisition-by-acquisition basis. SFAS 142 applies to existing goodwill and other intangible assets, beginning with fiscal years starting after December 15, 2001.

-- SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

In August 2001 the FASB approved SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

The companies have not yet determined the effect on its financial statements of SFASs 141-144 or of the various subsequent guidance concerning SFAS 133/138.


ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the companies subsequent to those discussed in the Annual Reports for 2000. As noted in those reports, SoCalGas may, at times, be exposed to limited market risk in its natural gas purchase, sale and storage activities as a result of activities under SoCalGas' Gas Cost Incentive Mechanism. The risk is managed within the parameters of the companies' market-risk management and trading framework. However, to lessen the impact on customers from the unprecedented natural gas price volatility at the California border during the first quarter of 2001, SoCalGas began hedging a larger portion of its customer natural gas requirements than in the past. As of March 31, 2001, the Value at Risk (VaR) of the hedges was $1.8 million. During the second and third quarters of 2001, the gas hedging activity at SoCalGas was sharply reduced and, as of September 30, 2001, the VaR of the SoCalGas hedges was $200,000. This represents the 50-percent shareholder portion under the PBR mechanism and excludes the 50-percent portion subject to rate recovery. In addition, certain fixed price contracts that traditionally have not been considered derivatives, but now meet the derivative definition under SFAS 133 (see "New Accounting Standards" above), are excluded from the VaR amounts due to the offsetting regulatory asset or liability.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, the companies' 2000 Annual Reports, or their March 31, 2001 or June 30, 2001 Quarterly Reports on Form 10-Q, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 5.   OTHER INFORMATION

On November 6, 2001, the boards of directors of the companies were reconstituted with the following individuals now comprising all of the incumbent directors:

For PE: Stephen L. Baum, Chairman, Chief Executive Officer and
President of Sempra Energy; John R. Light, Executive Vice
President and General Counsel of Sempra Energy; and Neal E.
Schmale, Executive Vice President and Chief Financial Officer of
Sempra Energy.

For SoCalGas: Frank H. Ault, Senior Vice President and
Controller of Sempra Energy; Edwin A. Guiles, Group President -
Regulated Business Units of Sempra Energy and Chairman of SDG&E and SoCalGas; and Debra L. Reed, President of SDG&E.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Fixed Charges of PE.

12.2  Computation of Ratio of Earnings to Fixed Charges of
      SoCalGas.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after June 30, 2001.



                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly cause this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: November 13, 2001          By:  /s/  F. H. Ault
                                    ----------------------------

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