Form 10-K
period 2001-12-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2002-03-21
CIK 75527, 92108

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the fiscal year ended     December 31, 2001
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from        to       .

            Exact Name of
Commission  Registrant                                         IRS Employer
File        as specified                   State of            Identification
Number      in its charter                 Incorporation       Number
----------  --------------                 --------------      -----------
1-40        PACIFIC ENTERPRISES              California         94-0743670

1-1402      SOUTHERN CALIFORNIA GAS COMPANY  California         95-1240705

555 WEST FIFTH STREET, LOS ANGELES, CALIFORNIA             90013
----------------------------------------------           ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (213)244-1200
                                                     --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                  Name of each exchange
Title of each class                                 on which registered
-------------------                               ---------------------
Pacific Enterprises Preferred Stock:            American and Pacific
      $4.75 dividend; $4.50 dividend;
      $4.40 dividend; $4.36 dividend

Southern California Gas Co. Preferred Stock               Pacific
Southern California Gas Co. First Mortgage Bonds:         New York
      Series Y, due 2021; Series Z, due 2002;
      Series BB, due 2023; Series DD, due 2023;
      Series EE, due 2025; Series FF, due 2003

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Pacific Enterprises                                 None
Southern California Gas Company                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Exhibit Index on page 76.  Glossary on page 79.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002:
Pacific Enterprises                                       $51.1 Million
Southern California Gas Company                           $15.8 Million

Common Stock outstanding without par value as of February 28, 2002:
Pacific Enterprises                 Wholly owned by Sempra Energy
Southern California Gas Company     Wholly owned by Pacific Enterprises

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Information Statement prepared for the May 2002 annual meeting of shareholders are incorporated by reference into Part
III.



TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .10
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .10
Item 4.  Submission of Matters to a Vote of Security Holders. .10

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . .11
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . .11
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .12
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . .24
Item 8.  Financial Statements and Supplementary Data. . . . . .24
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . .67

PART III
Item 10. Directors and Executive Officers of the Registrant . .68
Item 11. Executive Compensation . . . . . . . . . . . . . . . .69
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . .69
Item 13. Certain Relationships and Related Transactions . . . .69

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . .69

Independent Auditors' Consents and Report on Schedule . . . . .71

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .74

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .76

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . .79


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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature and the FERC; the financial condition of other investor-owned utilities; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this annual report and other reports filed by the company from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

Description of Business
Pacific Enterprises (PE or the company) is an energy services company whose only direct subsidiary is Southern California Gas Company (SoCalGas), the nation's largest natural gas distribution utility. A description of PE and SoCalGas is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
     SoCalGas is PE's only subsidiary and PE itself has no operations. PE's financial position and operations consist of those of SoCalGas and some additional items attributable to PE's position as a holding company (e.g. cash, intercompany accounts, debt and equity.)

GOVERNMENT REGULATION

Local Regulation
SoCalGas has gas franchises with the 239 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2003 to 2048.

California Utility Regulation
The State of California Legislature, from time to time, passes laws that regulate SoCalGas' operations. For example, in 1999, the legislature enacted a law addressing natural gas industry restructuring.
     The California Public Utilities Commission (CPUC), which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

United States Utility Regulation
The Federal Energy Regulatory Commission (FERC) regulates the interstate sale and transportation of natural gas, the uniform systems of accounts and rates of depreciation.

Licenses and Permits
SoCalGas obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas. They require periodic renewal, which results in continuing regulation by the granting agency.

Other regulatory matters are described in Note 12 of the notes to Consolidated Financial Statements, herein.

SOURCES OF REVENUE

Information on this topic is provided in Note 2 of the notes to Consolidated Financial Statements herein.

NATURAL GAS OPERATIONS

Utility Services
SoCalGas purchases, sells, distributes, stores and transports natural gas. It owns and operates a natural gas distribution, transmission and storage system that supplies natural gas to 5.1 million end-use customers throughout a 23,000-square-mile service territory from central California to the Mexican border. SoCalGas also transports gas to about 1,300 utility electric generation (UEG), wholesale, large commercial, industrial and off-system (outside the company's normal service territory) customers.
     SoCalGas offers two basic utility services: sale of natural gas and transportation of natural gas. Natural gas service is also provided on a wholesale basis to the distribution systems of the City of Long Beach, Southwest Gas Corporation and San Diego Gas & Electric Company (SDG&E), an affiliated company.

Supplies of Natural Gas
SoCalGas buys natural gas under several short-term and long-term contracts. Short-term purchases are from various Southwest U.S. and Canadian gas suppliers, and are primarily based on monthly spot-market prices. SoCalGas transports gas under long-term firm pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SoCalGas has commitments for firm pipeline capacity under contracts with pipeline companies that expire at various dates through 2006.
     Most of the natural gas purchased and delivered by SoCalGas is produced outside of California. These supplies are delivered to SoCalGas' intrastate transmission system by interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Natural Gas Company. These interstate companies provide transportation services for supplies purchased from other sources by SoCalGas or its transportation customers. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC.

The following table shows the sources of natural gas deliveries from 1997 through 2001:

                                                    Years Ended December 31
                                        -------------------------------------------------
                                         2001       2000       1999      1998       1997
-----------------------------------------------------------------------------------------
Purchases in billions of cubic feet

Gas Purchases - Commodity Portion         367        360        391       374        329

Customer-owned and exchange receipts      837        755        637       637        614

Storage Withdrawal
   (Injection) - net                      (27)        39         (6)      (28)        (3)

Company use and
  unaccounted For                         (24)       (21)       (16)      (21)       (10)
                                       -------    -------   -------    -------    -------
    Net Deliveries                      1,153      1,133      1,006       962        930
                                       =======    =======   =======    =======    =======
Purchases in millions of dollars
 Commodity costs                       $1,997     $1,243     $  916     $ 774      $ 849

 Fixed charges*                           128        128        147       174        250
                                       -------    -------   -------    -------    -------
    Total Purchases                    $2,125     $1,371     $1,063    $  948     $1,099
                                       =======    =======   =======    =======    =======
Average Commodity Cost of Purchases
  (dollars per thousand cubic feet)**   $5.44      $3.45     $ 2.34     $2.07      $2.58
                                       =======    =======   =======    =======    =======

*   Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct-billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas.

**  The average commodity cost of natural gas purchased excludes fixed charges.

Market-sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts, ranging from one month to two years, based on spot prices) account for 100 percent of total natural gas volumes purchased by SoCalGas. The average price of natural gas at the California/Arizona (CA/AZ) border was $7.27/mmbtu in 2001, compared with $6.25/mmbtu in 2000, and $2.33/mmbtu in 1999. Supply/demand imbalances and a number of other factors associated with California's energy crisis in late 2000 and early 2001 resulted in higher natural gas prices during that period. Prices for natural gas have subsequently decreased in the later part of 2001. As of December 31, 2001, the average spot cash price at the California/Arizona border was $2.63/mmbtu.
     During 2001, SoCalGas delivered 1,153 bcf of natural gas through its system. Approximately 69 percent of these deliveries were customer-owned natural gas for which SoCalGas provided transportation services. The remaining natural gas deliveries were purchased by SoCalGas and resold to customers. The company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of utility electric generation (UEG), wholesale, large commercial, industrial and off-system (outside the company's normal service territory) customers. Of the 5.1 million meters in SoCalGas service territory, only 1,300 serve the noncore market.
     Most core customers purchase natural gas directly from SoCalGas. Core customers are permitted to aggregate their natural gas requirement and, up to a limit of 10 percent of SoCalGas' core market, to purchase natural gas directly from brokers or producers. Beginning in 2002, the CPUC authorized the removal of the 10 percent limit. SoCalGas continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. SoCalGas and SDG&E recently filed an application with the CPUC to combine the two companies' core procurement portfolios. On March 6, 2002, a proposed decision was issued which, if approved, will allow SoCalGas and SDG&E to combine their core procurement portfolios. A final CPUC decision is expected in mid-2002.
     Beginning in 2002, utility procurement services offered to noncore customers will be phased out. Noncore customers will have the option to either become core customers, and continue to receive utility procurement services, or remain noncore customers and purchase their natural gas from other sources, such as brokers or producers. Noncore customers will also have to make arrangements to deliver their purchases to SoCalGas' receipt points for delivery through the company's transmission and distribution system.
     In 2001, approximately 87 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 13 percent allocated to the noncore customers.
     Although revenues from transportation throughput is less than for natural gas sales, SoCalGas generally earns the same margin whether SoCalGas buys the gas and sells it to the customer or transports natural gas already owned by the customer.
     SoCalGas also provides natural gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store natural gas on an "as available" basis, usually during the summer to reduce winter purchases when natural gas costs are generally higher. As of December 31, 2001, SoCalGas was storing approximately 35 bcf of customer-owned gas.

Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in the natural-gas markets is largely dependent upon the health and expansion of the southern California economy. SoCalGas added approximately 58,000 new customer meters in 2001 and 69,000 in 2000, representing growth rates of approximately
1.2 percent and 1.4 percent, respectively. SoCalGas expects its growth rate for 2002 will approximate that of 2001.
     During 2001, 99 percent of residential energy customers in SoCalGas' service area used natural gas for water heating, 96 percent for space heating, 76 percent for cooking and 55 percent for clothes drying.
     Demand for natural gas by noncore customers is very sensitive to the price of competing fuels. Although the number of noncore customers in 2001 was only 1,300, it accounted for approximately 9 percent of the authorized natural gas revenues and 69 percent of total natural gas volumes. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipelines and general economic conditions can result in significant shifts in demand and market price. The demand for natural gas by large UEG customers is also greatly affected by the price and availability of electric power generated in other areas.
     Effective March 31, 1998, electric industry restructuring gave California consumers the option of selecting their electric energy provider from a variety of local and out-of-state producers. As a result, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on SoCalGas' natural gas operations, future volumes of natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes divert electricity generation from SoCalGas' service area.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 11 and 12 of the notes to Consolidated Financial Statements herein.

RATES AND REGULATION

Natural Gas Industry Restructuring
The natural gas industry in California experienced an initial phase of restructuring during the 1980s. In December 2001 the CPUC issued a decision adopting provisions affecting the structure of the natural gas industry in California, some of which could introduce additional volatility into the earnings of SoCalGas and other market participants. Additional information on natural gas industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

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

Cost of Capital
The authorized cost of capital is determined by an automatic adjustment mechanism based on changes in certain capital market indices. Additional information on the company's cost of capital is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting SoCalGas are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. The following additional information should be read in conjunction with those discussions.

Hazardous Substances
In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, a mechanism that allows SoCalGas to recover in rates the costs associated with the cleanup of sites contaminated with hazardous waste. In general, SoCalGas is allowed to recover 90 percent of its cleanup costs and any related costs of litigation.
     During the early 1900s, SoCalGas and its predecessors manufactured gas from coal or oil. The manufacturing sites often have become contaminated with the hazardous residual by-products of the process. SoCalGas has identified 42 former manufactured-gas plant sites at which it (together with other users as to 21 of these sites) may have cleanup obligations. As of December 31, 2001, 18 of these sites have been remediated, of which 14 have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 41 of the sites. At December 31, 2001, SoCalGas' estimated remaining investigation and remediation liability for all of these sites is $54.5 million.
     SoCalGas lawfully disposed of wastes at permitted facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, businesses that arrange for legal disposal of wastes at a permitted facility from which wastes are later released, or threaten to be released, can be held financially responsible for corrective actions at the facility.
     SoCalGas has been named as a potentially responsible party (PRP) for two landfill sites and five industrial waste disposal sites, from which releases have occurred as described below.
     Remedial actions and negotiations with other PRPs and the United States Environmental Protection Agency have been in progress since 1986 and 1993 for the two landfill sites. The company's share of costs to remediate these sites is estimated to be $10.4 million ($0.7 million for the first site and $9.7 million for the second site). Of this, $5.0 million has been spent since 1987 ($140,000 in 2001) and the company recently signed a Consent Decree to settle and liquidate all remaining liabilities at the second site for $5.7 million.
     In the early 1990s, the company was notified of hazards at two industrial waste treatment facilities in the California communities of Fresno and Carson, where the company had disposed of wastes. During 2000, the company settled with the other PRPs at these sites for $0.4 million and has no additional liability.
     In December 1999, SoCalGas was notified that it is a PRP at a waste treatment facility in Bakersfield, California. SoCalGas is working with other PRPs in order to remove from the site certain liquid wastes that threaten to be released. SoCalGas has reserved $0.8 million in contingent environmental liability for its share of site cleanup. Amounts expended to date are $0.1 million, including $11,000 in 2001.
     In March 2000, SoCalGas was notified it is a PRP at a former mercury recycling facility in Brisbane, California. Total potential liability is estimated at $5,900. Settlement and payment to the State of California is expected by mid-2002. Also in March 2000, SoCalGas was sued in Federal District Court as a PRP in a waste oil disposal site in Los Angeles. Plaintiffs alleged that SoCalGas had transported various petroleum wastes to the site in the 1950s for recycling. SoCalGas settled with plaintiffs in December 2000 for $0.2 million.
     At December 31, 2001, SoCalGas' estimated remaining investigation and remediation liability related to hazardous waste sites, including the manufactured gas sites, was $54.5 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. SoCalGas believes that any costs not ultimately recovered through rates, insurance or other means, will not have a material adverse effect on SoCalGas' results of operations or financial position.
     Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset.

Air and Water Quality
California's air quality standards are more restrictive than federal standards. The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

OTHER MATTERS

Research, Development and Demonstration (RD&D)
The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety, and reduced environmental mitigation and other operating costs. The CPUC has authorized SoCalGas to recover its operating costs associated with RD&D. An annual average of $7.5 million has been spent over the last three years.

Employees of Registrant
As of December 31, 2001, SoCalGas had 6,063 employees, compared to 5,853 at December 31, 2000.

Wages
Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement on wages, hours and working conditions remains in effect through March 31, 2002. Negotiations for a new agreement are currently in progress.

ITEM 2. PROPERTIES

Natural Gas Properties
At December 31, 2001, SoCalGas owned approximately 2,845 miles of transmission and storage pipeline, 45,620 miles of distribution pipeline and 44,868 miles of service piping. It also owned 10 transmission compressor stations and 6 underground storage reservoirs, with a combined working capacity of 121.1 billion cubic feet.

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

ITEM 6. SELECTED FINANCIAL DATA


(Dollars in millions)
                                     At December 31, or for the years then ended
                                   ------------------------------------------------
Pacific Enterprises:                 2001       2000       1999      1998      1997
                                   --------   -------   -------   -------   -------
Income Statement Data:
 Operating revenues                $3,716     $2,854     $2,569    $2,472    $2,738
 Operating income                  $  269     $  263     $  271    $  218    $  259
 Dividends on preferred stock      $    4     $    4     $    4    $    4    $    4
 Earnings applicable to
   common shares                   $  202     $  207     $  180    $  143    $  180

Balance Sheet Data:
 Total assets                      $4,191     $4,756     $4,110    $4,571    $4,977
 Long-term debt                    $  579     $  821     $  939    $  985    $1,118
 Short-term debt (a)               $  150     $  120     $   30    $  249    $  502
 Shareholders' equity              $1,574     $1,526     $1,426    $1,547    $1,469

(a) Includes long-term debt due within one year.

Since Pacific Enterprises is a wholly owned subsidiary of Sempra
Energy, per share data has been omitted.


                                     At December 31, or for the years then ended
                                   ------------------------------------------------
SoCalGas:                            2001       2000       1999      1998      1997
                                   --------   -------   -------   -------   -------

Income Statement Data:
Operating revenues              $3,716     $2,854     $2,569    $2,427    $2,641
   Operating income                $  273     $  266     $  268    $  238    $  318
   Dividends on preferred Stock    $    1     $    1     $    1    $    1    $    7
   Earnings applicable to
     Common shares                 $  207     $  206     $  200    $  158    $  231

Balance Sheet Data:
   Total assets                    $3,762     $4,128     $3,452    $3,834    $4,205
   Long-term debt                  $  579     $  821     $  939    $  967    $  968
   Short-term debt (a)             $  150     $  120     $   30    $   75    $  498
   Shareholders' equity            $1,327     $1,309     $1,310    $1,382    $1,467

(a) Includes long-term debt due within one year.

Since SoCalGas is a wholly owned subsidiary of Pacific Enterprises, per share data has been omitted.
     This data should be read in conjunction with the Consolidated Financial Statements and notes to Consolidated Financial Statements contained herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Pacific Enterprises and Southern
California Gas Company

Introduction

This section includes management's discussion and analysis of operating results from 1999 through 2001, and provides information about the capital resources, liquidity and financial performance of Pacific Enterprises (PE) and Southern California Gas Company (SoCalGas). SoCalGas, PE or the two together are referred to as the company herein, the distinction being indicated by the context. It also focuses on the major factors expected to influence future operating results and discusses investment and financing plans. It should be read in conjunction with the Consolidated Financial Statements included in this Annual Report.
     PE is a holding company whose only direct subsidiary is SoCalGas, the nation's largest natural gas distribution utility. SoCalGas owns and operates a natural gas distribution, transmission and storage system supplying natural gas throughout a 23,000-square mile service territory comprising most of southern California and part of central California. SoCalGas provides natural gas service to residential, commercial, industrial, electric generation and wholesale customers through 5 million meters in a service area with a population of 18 million.

Business Combination

Sempra Energy was formed as a holding company for PE and Enova Corporation (Enova), the parent corporation of San Diego Gas & Electric Company (SDG&E), in connection with a business combination that was completed on June 26, 1998 (the business combination). In connection with the business combination, the holders of common stock of PE and Enova became the holders of Sempra Energy's common stock.
     As a result of the business combination, PE dividended its nonutility subsidiaries to Sempra Energy during 1998 and early 1999. See Note 1 of the notes to the Consolidated Financial Statements for additional information.

Capital Resources And Liquidity

SoCalGas' operations have historically been a major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.
     At December 31, 2001, the company had $13 million in cash and $620 million in unused, committed lines of credit (of which SoCalGas had $120 million in unused lines of credit). Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Management believes that cash flows from operations and from debt issuances are adequate to meet capital expenditure requirements and other commitments.

Cash Flows From Operating Activities

The decrease in cash flows from operating activities in 2001 compared to 2000 was the result of SoCalGas' balancing account activity. This included returns of prior overcollections and the temporary effects of higher-than-expected costs of natural gas and public purpose programs and lower-than expected sales volumes. The increase in cash flows from operating activities in 2000 was primarily due to higher accounts payable and overcollected regulatory balancing accounts, partially offset by increased accounts receivable. The increases in accounts payable and accounts receivable were primarily due to higher prices for natural gas. The regulatory balancing account overcollections resulted from higher sales volume and the actual cost of gas being slightly lower than amounts being collected in rates on a current basis.

Cash Flows From Investing Activities

Cash flow used in investing activities decreased in 2001 due to loan repayments being made by Sempra Energy to the company in 2001 compared to loans being made to Sempra Energy in 2000, partially offset by an increase in capital expenditures for utility plant. Capital expenditures were $294 million in 2001, compared to $198 million and $146 million in 2000 and in 1999, respectively. Increases in capital expenditures in 2001 and 2000 were primarily due to improvements to the gas distribution system and expansion of pipeline capacity to meet increased demand by electric generators and by commercial and industrial customers.
     Over the next five years, the company expects to make capital expenditures of approximately $2.0 billion. Capital expenditures in 2002 are expected to be comparable to those of 2001. They will be financed primarily by operations and debt issuances.
     Construction, investment and financing programs are continuously reviewed and revised by the company in response to changes in economic conditions, competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

Cash Flows From Financing Activities

Net cash used in financing activities increased in 2001 compared to 2000 primarily due to the increase in long-term debt repayments and higher dividends paid by PE in 2001.
     Net cash used in financing activities decreased in 2000 compared to 1999 primarily due to lower long-term debt repayments. For SoCalGas, the decrease was also attributable to lower dividends paid in 2000.

Long-Term and Short-Term Debt
In 2001, cash was used for the repayment of $150 million of first-mortgage bonds and $120 million of unsecured notes. PE had an offsetting increase of $50 million in short-term debt.
     Cash was used for the repayment of $30 million of unsecured notes in 2000. In 1999, cash was used for the repayment of $75 million of unsecured notes. PE also repaid $43 million of short-term debt.

Dividends
Dividends paid to Sempra Energy amounted to $190 million in 2001 and $100 million in each of 2000 and 1999. Dividends paid by SoCalGas to PE amounted to $190 million, $200 million and $278 million in 2001, 2000 and 1999, respectively.
     The payment of future dividends and the amount thereof are within the discretion of the companies' boards of directors. The CPUC's regulation of SoCalGas' capital structure limits to $280 million the portion of its December 31, 2001 retained earnings that is available for dividends to PE.

Capitalization

Total capitalization at December 31, 2001, was $2.3 billion of which $2.1 billion applied to SoCalGas. The debt-to-capitalization ratios were 32 percent and 35 percent at December 31, 2001 for PE and SoCalGas, respectively. Significant changes in capitalization during 2001 included dividends declared and repayment of long-term debt.

Cash and Cash Equivalents

Cash and cash equivalents are available for investment in projects consistent with the company's strategic direction, retirement of debt, payment of dividends and other corporate purposes.
     In addition to cash generated from ongoing operations, PE has a credit agreement which permits short-term borrowings of up to $500 million, and/or supports its commercial paper. This agreement expires in 2003. SoCalGas has a $170 million line of credit which expires in 2002. These revolving lines of credit were unused at December 31, 2001 and 2000. At December 31, 2001, SoCalGas had $50 million in short-term debt outstanding.

Commitments

The following is a summary of the company's contractual commitments at December 31, 2001 (in millions of dollars). Additional information concerning these commitments is provided above and in Notes 3, 4 and 11 of the notes to Consolidated Financial Statements.

                                                 By Period
                            -----------------------------------------------
                             Less than    2-3     4-5    More than
Description                    1 year    years   years    5 years     Total
---------------------------------------------------------------------------
SoCalGas:
Short-term debt              $   50    $   --    $   --    $   --    $   50
Long-term debt                  100       175        --       404       679
Natural gas contracts           614       504       262        --     1,380
Operating leases                 30        61        61       172       324
Environmental commitments        12        22        21        --        55
                            -----------------------------------------------
     Total                      806       762       344       576     2,488
PE - operating leases            12        24        26        45       107
                            -----------------------------------------------
Total PE consolidated        $  818    $  786     $ 370    $  621    $2,595
                            ===============================================



Results of Operations
To understand the operations and financial results of the company, it is important to understand the ratemaking procedures that SoCalGas follows.
     SoCalGas is regulated by the CPUC. It is the responsibility of the CPUC to determine that utilities operate in the best interests of their customers and have the opportunity to earn a reasonable return on investment.
     The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In December 2001, the CPUC issued a decision adopting several provisions that the company believes will make gas service more reliable, efficient and better tailored to the desires of customers. The CPUC is still considering the schedule for implementation of these regulatory changes, but it is expected that most of the changes will be implemented during 2002.
     In connection with restructuring of energy regulation, SoCalGas received approval from the CPUC for Performance-Based Ratemaking (PBR). Under PBR, income potential is tied to achieving or exceeding specific performance and productivity measures, rather than to expanding utility plant in a market where a utility already has a highly developed infrastructure.
     See additional discussions of natural gas-industry restructuring below under "Factors Influencing Future Performance" and in Note 12 of the notes to Consolidated Financial Statements.


The table below summarizes SoCalGas' natural gas volumes and revenues by customer class:

GAS SALES, TRANSPORTATION AND EXCHANGE
(Dollars in millions, volumes in billion cubic feet)
For the years ended December 31

                              Gas Sales      Transportation & Exchange         Total
                      -----------------------------------------------------------------------
                           Volumes   Revenue      Volumes   Revenue       Volumes   Revenue
                      -----------------------------------------------------------------------
2001:
  Residential                  263    $2,336            2      $  6           265    $2,342
  Commercial and industrial     95       670          258       157           353       827
  Electric generation plants    --        --          361        86           361        86
  Wholesale                     --        --          174        36           174        36
                      -----------------------------------------------------------------------
                               358    $3,006          795      $285         1,153     3,291
  Balancing accounts and other                                                          425
                                                                                    ---------
    Total                                                                            $3,716
---------------------------------------------------------------------------------------------

2000:
  Residential                  251    $2,167            3      $ 12           254    $2,179
  Commercial and industrial     86       621          317       209           403       830
  Electric generation plants    --        --          310       106           310       106
  Wholesale                     --        --          166        54           166        54
                      -----------------------------------------------------------------------
                               337    $2,788          796      $381         1,133     3,169
  Balancing accounts and other                                                         (315)
                                                                                    ---------
    Total                                                                            $2,854
---------------------------------------------------------------------------------------------
1999:
  Residential                  275    $1,821            3      $ 10           278    $1,831
  Commercial and industrial     84       452          306       229           390       681
  Electric generation plants    --        --          188        77           188        77
  Wholesale                     --        --          150        57           150        57
                      -----------------------------------------------------------------------
                               359    $2,273          647      $373         1,006     2,646
  Balancing accounts and other                                                          (77)
                                                                                    ---------
    Total                                                                            $2,569
---------------------------------------------------------------------------------------------

2001 Compared to 2000

Net income for SoCalGas increased to $208 million in 2001 compared to $207 million in 2000 primarily due to higher gas volumes in 2001, offset by the gain on sale of SoCalGas' investment in Plug Power during 2000. In addition to the above factors, PE's net income included less interest income from affiliates in 2001. Net income for the fourth quarter of 2001 decreased compared to the fourth quarter of 2000 for both SoCalGas and PE. The decrease was primarily due to the sale of the investment in Plug Power during the fourth quarter of 2000.
     Natural gas revenues increased from $2.9 billion in 2000 to $3.7 billion in 2001, and the cost of natural gas distributed increased from $1.4 billion in 2000 to $2.1 billion in 2001. These increases were due to higher average gas prices and higher volumes of gas sales in 2001. Under the current regulatory framework, changes in core-market natural gas prices (gas purchased for customers who are primarily residential and small commercial and industrial customers, without alternative fuel capability) do not affect net income, since current or future core customer rates generally recover the actual cost of natural gas on a substantially concurrent basis. See discussion of balancing accounts in Note 2 of the notes to Consolidated Financial Statements.
     Other operating expenses increased in 2001 compared to 2000 due to higher costs for company-use fuel (as a result of higher gas prices), higher employee benefit expenses and operation costs covered by balancing accounts.

2000 Compared to 1999

Net income for 2000 increased compared to net income in 1999. The increase was primarily due to higher non-core gas throughput, the gain on sale of SoCalGas' investment in Plug Power noted above, and lower operating and maintenance expenses. For the fourth quarter of 2000, net income for SoCalGas decreased compared to the fourth quarter of 1999. The decrease was primarily due to the favorable resolution of income tax issues in 1999, partially offset by higher non-core gas throughput and the sale of the investment in Plug Power. In addition to the above factors, net income for PE increased in the fourth quarter of 2000 due to higher expenses associated with other, former PE subsidiaries in 1999.
     Natural gas revenues increased from $2.6 billion in 1999 to $2.9 billion in 2000, primarily due to higher prices for natural gas in 2000 and higher revenues from electric-generation customers. The increase in these revenues was due to higher demand for electricity in 2000 which increased prices and volumes.
     The cost of natural gas distributed increased from $1.0 billion in 1999 to $1.4 billion in 2000. The increase was largely due to higher prices for natural gas. Prices for natural gas have increased due to the increased use of natural gas to fuel electric generation, colder winter weather and population growth in California.
     Other operating expenses decreased in 2000 compared to 1999 primarily due to lower pension expense in 2000.

Other Income and Deductions, Interest Expense and Income Taxes

Other Income and Deductions

Other income and deductions consist primarily of interest income from short-term investments and interest income or expense from regulatory balancing accounts. This decreased in 2001 as compared to 2000 due to lower interest from affiliates, and due to the 2000 gain on the sale of SoCalGas' investment in Plug Power. Other income increased in 2000 compared to 1999 primarily due to higher interest earned on loans to affiliates, and also due to the gain recognized on the sale of Plug Power.

Interest Expense

Interest expense decreased in 2001 as compared to 2000 due to SoCalGas' repayments of $270 million in long-term debt during the fourth quarter of 2001, and also due to lower interest expense to affiliates. Interest expense increased in 2000 as compared to 1999 primarily due to SoCalGas' 1999 reversal of previously accrued interest related to income-tax issues as a result of favorable income-tax rulings.

Income Taxes

Income tax expense decreased in 2001 as compared to 2000 due to lower income before taxes, and higher deductions related to capitalized costs. Income tax expense at PE increased in 2000 as compared to 1999 primarily due to an increase in income before taxes.

Factors Influencing Future Performance

Performance of PE in the near future will depend on the results of SoCalGas. The factors influencing SoCalGas' future performance are summarized below.

Natural Gas Restructuring and Gas Rates

On December 11, 2001, the CPUC issued a decision adopting the following provisions affecting the structure of the natural gas industry in California, some of which could introduce additional volatility into the earnings of SoCalGas and other market participants: a system for shippers to hold firm, tradable rights to capacity on SoCalGas' major gas transmission lines with SoCalGas' shareholders at risk for whether market demand for these rights will cover the cost of these facilities; a further unbundling of SoCalGas' storage services, giving SoCalGas greater upward pricing flexibility (except for storage service for core customers) but with increased shareholder risk for whether market demand will cover storage costs; new balancing services including separate core and noncore balancing provisions; a reallocation among customer classes of the cost of interstate pipeline capacity held by SoCalGas and an unbundling of interstate capacity for gas marketers serving core customers; and the elimination of noncore customers' option to obtain gas supply service from SoCalGas. The CPUC is still considering the schedule for implementation of these regulatory changes, but it is expected that most of the changes will be implemented during 2002.

Allowed Rate of Return

SoCalGas is authorized to earn a rate of return on rate base (ROR) of
9.49 percent and a rate of return on common equity (ROE) of 11.6 percent, the same as in 2001 and 2000. These rates will continue to be effective until the next periodic review by the CPUC unless interest-rate changes are large enough to trigger an automatic adjustment prior thereto. SoCalGas can earn more than the authorized rate by controlling costs below approved levels or by achieving favorable results in certain areas, such as various incentive mechanisms. In addition, earnings are affected by changes in sales volumes, except for the majority of core sales.


Utility Integration

On September 20, 2001 the CPUC approved Sempra Energy's request to integrate the management teams of SoCalGas and SDG&E. The decision retains the separate identities of each utility and is not a merger. Instead, utility integration is a reorganization that consolidates senior management functions of the two utilities and returns to the utilities a significant portion of shared support services currently provided by Sempra Energy's centralized corporate center. Once implementation is completed, the integration is expected to result in more efficient and effective operations.
     In a related development, a CPUC draft decision would allow SoCalGas and SDG&E to combine their natural gas procurement activities. The CPUC is scheduled to act on the draft decision at its April 4, 2002 meeting.

Environmental Matters
The company's operations are subject to federal, state and local environmental laws and regulations governing such things as hazardous wastes, air and water quality, land use, solid-waste disposal and the protection of wildlife.
     Utility capital costs to comply with environmental requirements are generally recovered through customer rates. Therefore, the likelihood of the company's financial position or results of operations being adversely affected in a significant manner is believed to be remote.
     The environmental issues currently facing the company or resolved during the latest three-year period include investigation and remediation of its manufactured-gas sites and cleanup of third-party waste-disposal sites used by the company. See additional discussions of environmental issues in Note 11 of the notes to Consolidated Financial Statements.

Market Risk
Market risk is the risk of erosion of the company's cash flows, net income, asset values and equity due to adverse changes in prices for natural gas, and in interest rates.
     The company's policy is to use derivative financial instruments to reduce its exposure to fluctuations in interest rates and natural gas prices. Transactions involving these financial instruments are with firms believed to be credit-worthy and major exchanges. The use of these instruments exposes the company to market and credit risks which, at times, may be concentrated with certain counterparties. There were no unusual concentrations at December 31, 2001 that would indicate an unacceptable level of risk.
     SoCalGas uses energy derivatives to manage natural gas price risk associated with servicing its load requirements. In addition, SoCalGas makes limited use of natural gas derivatives for trading purposes. These instruments can include forward contracts, futures, swaps, options and other contracts. In the case of both price-risk management and trading activities, the use of derivative financial instruments by the company is subject to certain limitations imposed by company policy and regulatory requirements. See Note 8 of the notes to Consolidated Financial Statements for further information regarding the use of energy derivatives by the company.
     Sempra Energy has adopted corporate-wide policies governing its market-risk management and trading activities. An Energy Risk Management Oversight Committee, consisting of senior officers, oversees company-wide energy risk management activities to ensure compliance with Sempra Energy's stated energy-risk management and trading policies. In addition, SoCalGas' risk-management committee monitors and controls energy-price risk management and trading activities independently from the employees responsible for creating or actively managing these risks.
     Along with other tools, the company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence interval. The company has adopted the variance/covariance methodology in its calculation of VaR, and uses both the 95-percent and 99-percent confidence interval. Holding periods are specific to the types of positions being measured, and are determined based on the size of the position or portfolios, market liquidity, purpose and other factors. Historical volatilities and correlations between instruments and positions are used in the calculation. As of December 31, 2001, the VaR of SoCalGas' natural gas positions was not material.
     The following discussion of the company's primary market-risk exposures as of December 31, 2001, includes further discussion of how these exposures are managed.

Commodity-Price Risk

Market risk related to physical commodities is based upon potential fluctuations in the prices and basis of natural gas. The company's market risk is impacted by changes in volatility and liquidity in the markets in which natural gas or related financial instruments are traded. The company is exposed, in varying degrees, to price risk in the natural gas markets. The company's policy is to manage this risk within a framework that considers the unique markets, and operating and regulatory environments.
     SoCalGas' market risk exposure is limited due to CPUC-authorized rate recovery of natural gas purchase, sale and storage activity. However, at times it may be exposed to limited market risk as a result of activities under the Gas Cost Incentive Mechanism (GCIM), which is discussed in Note 12 of the notes to Consolidated Financial Statements. SoCalGas manages this risk within the parameters of the company's market-risk management and trading framework.

Interest-Rate Risk

The company is exposed to fluctuations in interest rates primarily as a result of its fixed-rate long-term debt. The company has historically funded utility operations through long-term debt issues with fixed interest rates and these interest rates are recovered in utility rates. With the restructuring of the regulatory process, the CPUC has permitted greater flexibility within the debt-management process. As a result, recent debt offerings have been selected with short-term maturities to take advantage of yield curves, or have used a combination of fixed-rate and floating-rate debt. Subject to regulatory constraints, interest-rate swaps may be used to adjust interest-rate exposures when appropriate, based upon market conditions.
     At December 31, 2001, SoCalGas had $508 million of fixed-rate debt and $175 million of variable-rate debt. Interest on fixed-rate utility debt is fully recovered in rates on a historical cost basis and interest on variable-rate debt is provided for in rates on a forecasted basis. At December 31, 2001, SoCalGas' fixed-rate debt had a one-year VaR of $96 million and SoCalGas variable-rate debt had a one-year VaR of $1 million.
     At December 31, 2001, the notional amount of interest-rate swap transactions totaled $175 million. See Notes 4 and 8 of the notes to Consolidated Financial Statements for further information regarding these swap transactions.

Credit Risk

Credit risk relates to the risk of loss that would be incurred as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The company avoids concentration of counterparties and maintains credit policies with regard to counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of prospective counterparties' financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.
     The company monitors credit risk through a credit-approval process and the assignment and monitoring of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.
     The company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. The company would be exposed to interest-rate fluctuations on the underlying debt should other parties to the agreement not perform.

Critical Accounting Policies
The company's most significant accounting policies are described in
Note 2 of the notes to Consolidated Financial Statements. The most critical policies are Statement of Financial Accounting Standards
(SFAS) 71 "Accounting for the Effects of Certain Types of Regulation," and SFAS 133 and SFAS 138 "Accounting for Derivative Instruments and Hedging Activities" and "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (see below). All of these policies are mandatory under generally accepted accounting principles and the regulations of the Securities and Exchange Commission. Each of these policies has a material effect on the timing of revenue and expense recognition for significant company operations.
     In connection with the application of these and other accounting policies, the company makes estimates and judgments about various matters. The most significant of these involve the calculation of fair values, and the collectibility of regulatory and other assets. As discussed elsewhere herein, the company uses exchange quotations or other third-party pricing to estimate fair values whenever possible. When no such data is available, it uses internally developed models or other techniques. The assumed collectibility of regulatory assets considers legal and regulatory decisions involving the specific items or similar items. The assumed collectibility of other assets considers the nature of the item, the enforceability of contracts where applicable, the creditworthiness of other parties and other factors.

New Accounting Standards
Effective January 1, 2001, the company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure.
     The company utilizes derivative financial instruments to reduce its exposure to unfavorable changes in energy prices, which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SoCalGas to predict with greater certainty the effective prices to be received and the prices to be charged to its customers.
     Upon adoption of SFAS 133 on January 1, 2001, the company is classifying its forward contracts as follows:

Normal Purchase and Sales: These forward contracts are excluded from the requirements of SFAS No. 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date. The contracts that generally qualify as normal purchases and sales are long-term contracts that are settled by physical delivery.

Cash Flow Hedges: The unrealized gains and losses related to these forward contracts are included in accumulated other comprehensive income, a component of shareholders' equity, and reflected in the Statements of Consolidated Income when the corresponding hedged transaction is settled.

Gas Purchases and Sales: The unrealized gains and losses related to these forward contracts are reflected on the balance sheet as regulatory assets and liabilities, to the extent derivative gains and losses will be recoverable or payable in future rates.

If gains and losses at SoCalGas are not recoverable or payable through future rates, SoCalGas will apply hedge accounting if certain criteria are met. In instances where hedge accounting is applied to energy derivatives, cash flow hedge accounting is elected and, accordingly, changes in fair values of the derivatives are included in other comprehensive income and reflected in the Statements of Consolidated Income when the corresponding hedged transaction is settled. The effect on other comprehensive income for the year ended December 31, 2001 was not material. In instances where energy derivatives do not qualify for hedge accounting, gains and losses are recorded in the Statements of Consolidated Income.
     The adoption of this new standard on January 1, 2001, did not impact the company's earnings. However, $982 million in current assets, $1.1 billion in noncurrent assets, and $4 million in current liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheets as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $982 million in current regulatory liabilities, $1.1 billion in noncurrent regulatory liabilities, and $4 million in current regulatory assets were recorded as of January 1, 2001, in the Consolidated Balance Sheets. See Note 8 of the notes to Consolidated Financial Statements for additional information on the effects of SFAS 133 on the financial statements at December 31, 2001. The ongoing effects will depend on future market conditions and the company's hedging activities.
     In July 2001, the Financial Accounting Standards Board (FASB) issued three statements, SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." The first two are not presently relevant to the company.
     SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company has not yet determined the effect of SFAS 143 on its Consolidated Balance Sheets, but has determined that it will not have a material impact on its Statements of Consolidated Income.
     In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The company has not yet determined the effect of SFAS 144 on its financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by Item 7A is set forth under "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations -- Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Pacific
Enterprises

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Pacific Enterprises:

We have audited the accompanying consolidated balance sheets of Pacific Enterprises and subsidiaries as of December 31, 2001 and 2000, and the related statements of consolidated income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Enterprises and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE LLP


San Diego, California
February 4, 2002 (March 5, 2002 as to Note 12)



PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

Years ended December 31                                 2001     2000     1999
                                                       ------   ------   ------
Operating Revenues                                     $3,716   $2,854   $2,569
                                                       ------   ------   ------
Operating Expenses
  Cost of natural gas distributed                       2,117    1,361    1,033
  Other operating expenses                                794      696      748
  Depreciation                                            268      263      261
  Income taxes                                            167      175      163
  Other taxes and franchise payments                      101       96       93
                                                       ------   ------   ------
    Total operating expenses                            3,447    2,591    2,298
                                                       ------   ------   ------
Operating Income                                          269      263      271
                                                       ------   ------   ------
Other Income and (Deductions)
  Interest income                                          40       64       40
  Regulatory interest                                     (19)     (12)     (14)
  Allowance for equity funds used during construction       6        3       --
  Taxes on non-operating income                            (4)     (10)      (3)
  Preferred dividends of subsidiaries                      (1)      (1)      (1)
  Other - net                                               1        3      (21)
                                                       ------   ------   ------
    Total                                                  23       47        1
                                                       ------   ------   ------
Interest Charges
  Long-term debt                                           63       68       82
  Other                                                    25       33        8
  Allowance for borrowed funds used during construction    (2)      (2)      (2)
                                                       ------   ------   ------
     Total                                                 86       99       88
                                                       ------   ------   ------
Net Income                                                206      211      184
Preferred Dividend Requirements                             4        4        4
                                                       ------   ------   ------
Earnings Applicable to Common Shares                   $  202   $  207   $  180
                                                       ======   ======   ======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                    2001      2000
                                                        --------  --------
ASSETS
Property, plant and equipment                            $6,590    $6,337
Accumulated depreciation                                 (3,793)   (3,571)
                                                         ------    ------
      Property, plant and equipment - net                 2,797     2,766
                                                         ------    ------
Current assets:
  Cash and cash equivalents                                  13       205
  Accounts receivable - trade                               415       589
  Accounts receivable - other                                14        83
  Due from unconsolidated affiliates                         --       214
  Income taxes receivable                                    20        --
  Deferred income taxes                                      33        43
  Regulatory assets arising from fixed-price
     contracts and other derivatives                        103        --
  Other regulatory assets                                    --        24
  Fixed-price contracts and other derivatives                59        --
  Inventories                                                42        67
  Other                                                       4        84
                                                         ------    ------
      Total current assets                                  703     1,309
                                                         ------    ------
Other assets:
  Due from unconsolidated affiliates                        409       617
  Regulatory assets arising from fixed-price
     contracts and other derivatives                        157        --
  Other regulatory assets                                    --        12

  Sundry                                                    125        52
                                                         ------    ------
      Total other assets                                    691       681
                                                         ------    ------
Total assets                                             $4,191    $4,756
                                                         ======    ======

See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                    2001      2000
                                                        --------  --------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (600,000,000 shares authorized;
                83,917,664 shares outstanding)           $1,317   $1,282
  Retained earnings                                         177      165
  Accumulated other comprehensive income (loss)              --       (1)
                                                         ------   ------
     Total common equity                                  1,494    1,446
  Preferred stock                                            80       80
                                                         ------   ------
       Total shareholder's equity                         1,574    1,526
  Long-term debt                                            579      821
                                                         ------   ------
         Total capitalization                             2,153    2,347
                                                         ------   ------
Current liabilities:
  Short-term debt                                            50       --
  Current portion of long-term debt                         100      120
  Accounts payable - trade                                  160      368
  Accounts payable - other                                   81       43
  Due to unconsolidated affiliates                          168      365
  Regulatory balancing accounts - net                        85      465
  Income taxes payable                                       --       50
  Dividends and interest payable                             31       28
  Regulatory liabilities                                     18       --
  Fixed-price contracts and other derivatives               103       --
  Other                                                     390      321
                                                         ------   ------
     Total current liabilities                            1,186    1,760
                                                         ------   ------

Deferred credits and other liabilities:
  Customer advances for construction                         24       16
  Post-retirement benefits other than pensions               88       97
  Deferred income taxes                                     110      150
  Deferred investment tax credits                            50       53
  Regulatory liabilities                                     86       --
  Fixed-price contracts and other derivatives               162       --
  Deferred credits and other liabilities                    312      313
  Preferred stock of subsidiary                              20       20
                                                         ------   ------
     Total deferred credits and other liabilities           852      649
                                                         ------   ------
Contingencies and commitments (Note 11)

Total liabilities and shareholder's equity               $4,191   $4,756
                                                         ======   ======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

Years ended December 31                           2001      2000      1999
                                                 ------    ------    ------
Cash Flows from Operating Activities
  Net Income                                     $  206    $  211    $  184
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    268       263       261
    Deferred income taxes and investment
      tax credits                                    24         5       135
    (Increase) decrease in other assets             (12)       40        11
    Increase (decrease) in other liabilities         32       (16)       33
  Changes in working capital components:
    Accounts and notes receivable                   244      (377)      158
    Income taxes receivable/payable                 (71)       84       (59)
    Fixed-price contracts and other derivatives      16        --        --
    Inventories                                      25        11       (18)
    Other current assets                              4       (75)       (2)
    Accounts payable                               (171)      191       (19)
    Due to/from affiliates                            5        35       (39)
    Regulatory balancing accounts                  (380)      309        36
    Regulatory assets and liabilities                39        (2)       (2)
    Other current liabilities                        71        93        10
                                                 ------    ------    ------
      Net cash provided by operating activities     300       772       689
                                                 ------    ------    ------
Cash Flows from Investing Activities
  Capital expenditures                             (294)     (198)     (146)
  Loans repaid by (paid to) affiliates              220      (267)     (336)
  Other - net                                        --        21        (1)
                                                 ------    ------    ------
      Net cash used in investing activities         (74)     (444)     (483)
                                                 ------    ------    ------
Cash Flows from Financing Activities
  Common dividends paid                            (190)     (100)     (100)
  Preferred dividends paid                           (4)       (4)       (4)
  Payments on long-term debt                       (270)      (30)      (75)
  Increase (decrease) in short-term debt             50        --       (43)
  Other                                              (4)       --        --
                                                 ------    ------    ------
      Net cash used in financing activities        (418)     (134)     (222)
                                                 ------    ------    ------
Increase (decrease) in cash and cash equivalents   (192)      194       (16)
Cash and cash equivalents, January 1                205        11        27
                                                 ------    ------    ------
Cash and cash equivalents, December 31           $   13    $  205    $   11
                                                 ======    ======    ======

Supplemental Disclosure of Cash Flow Information:
  Interest payments, net of amounts capitalized  $   83    $  127    $   90
                                                 ======    ======    ======
  Income tax payments, net of refunds            $  209    $   99    $   92
                                                 ======    ======    ======


See notes to Consolidated Financial Statements

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)
Dollars in millions

Years ended December 31                           2001      2000      1999
                                                 ------    ------    ------
Supplemental Schedule of Noncash Activities:
  Dividend of affiliates to Sempra Energy        $   --    $   --    $  417
                                                 ======    ======    ======
  Capital contribution from Sempra Energy        $   --    $   --    $   85
                                                 ======    ======    ======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999
Dollars in millions


                                                                    Deferred     Accumulated
                                                                    Compensation Other         Total
                      Comprehensive    Preferred  Common  Retained  Relating     Comprehensive Shareholders'
                             Income    Stock      Stock   Earnings  to ESOP      Income(Loss)  Equity
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             $  80    $1,117      $395      $(45)                     $1,547
Net income                      $184                           184                                   184
Other comprehensive income (loss):
   Available-for-sale
      securities                  10                                                $   10            10
   Pension                        (4)                                                   (4)           (4)
                               -----
      Comprehensive income      $190
Preferred stock dividends      =====
   declared                                                     (4)                                   (4)
Common stock dividends
   declared                                                   (100)                                 (100)
Capital contribution                                  85                                              85
Quasi-reorganization
   Adjustment (Note 2)                                80                                              80
Dividend of subsidiaries to
   Sempra Energy                                              (417)                                 (417)
Transfer of ESOP to
   Sempra Energy                                                          45                          45
                                      ----------------------------------------------------------------------
Balance at December 31, 1999                80     1,282        58        --             6         1,426
Net income                      $211                           211                                   211
Other comprehensive income (loss):
   Available-for-sale
      securities                 (10)                                                  (10)          (10)
   Pension                         3                                                     3             3
                               -----
      Comprehensive income      $204
                               =====
Preferred stock dividends
   declared                                                     (4)                                   (4)
Common stock dividends
   declared                                                   (100)                                 (100)
                                      ----------------------------------------------------------------------
Balance at December 31, 2000                80     1,282       165        --            (1)        1,526
Net income                      $206                           206                                   206
Other comprehensive income (loss):
   Other                           1                                                     1             1
                               -----
      Comprehensive income      $207
                               =====
Quasi-reorganization
   adjustment (Note 2)                                35                                              35
Preferred stock dividends
   declared                                                     (4)                                   (4)
Common stock dividends
   declared                                                   (190)                                 (190)
                                      ----------------------------------------------------------------------
Balance at December 31, 2001             $  80    $1,317     $ 177     $  --        $   --        $1,574
============================================================================================================

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BUSINESS COMBINATION

Sempra Energy was formed as a holding company for Pacific Enterprises
(PE) the parent company of Southern California Gas Company (SoCalGas) and Enova Corporation (Enova), the parent company of San Diego Gas & Electric (SDG&E), in connection with a business combination that was completed on June 26, 1998. As a result of the combination, each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, and each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy.
     As a result of the business combination, PE dividended its nonutility subsidiaries to Sempra Energy during 1998 and early 1999. SoCalGas is now the sole direct subsidiary of PE.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

As a subsidiary of Sempra Energy, the company receives certain services therefrom. Although it is charged its allocable share of the cost of such services, that cost is believed to be less than if the company had to provide those services itself.

Effects of Regulation

The accounting policies of the company conform with generally accepted accounting principles for regulated enterprises and reflect the policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).
     The company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated utility records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in rates for amounts due to customers. To the extent that portions of the utility operations cease to be subject to SFAS No. 71, or recovery is no longer probable as a result of changes in regulation or the utility's competitive position, the related regulatory assets and liabilities would be written off. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," affects utility plant and regulatory assets such that a loss must be recognized whenever a regulator excludes all or part of an asset's cost from rate base. The application of SFAS No. 121 continues to be evaluated in connection with industry restructuring. Information concerning regulatory assets and liabilities is described below in "Revenues," "Regulatory Balancing Accounts" and "Regulatory Assets and Liabilities," and industry restructuring is described in Note 12.


Revenues

Revenues for SoCalGas are derived from deliveries of natural gas to customers and changes in related regulatory balancing accounts. Revenue for natural gas sales and services are generally recorded under the accrual method and these revenues are recognized upon delivery. Natural gas storage contract revenues are accrued on a monthly basis and reflect reservation, storage and injection charges in accordance with negotiated agreements, which have one-year to three-year terms. Operating revenue includes amounts for services rendered but unbilled (approximately one-half month's deliveries) at the end of each year.
     Additional information concerning utility revenue recognition is discussed below under "Regulatory Balancing Accounts" and "Regulatory Assets and Liabilities."

Regulatory Balancing Accounts

The amounts included in regulatory balancing accounts represent net payables (overcollected balancing accounts less undercollected balancing accounts) of $85 million and $465 million at December 31, 2001 and 2000, respectively.
     Balancing accounts provide a mechanism for charging utility customers the exact amount incurred for certain costs, primarily commodity costs. As a result, fluctuations in most costs and consumption levels do not affect earnings from SoCalGas' operations. Additional information on regulatory matters is included in Note 12.

Regulatory Assets and Liabilities

In accordance with the accounting principles of SFAS 71 for rate-regulated enterprises, the company records regulatory assets (which represent probable future revenues associated with certain costs that will be recovered from customers through the rate-making process) and regulatory liabilities (which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process). They are amortized over the periods in which the costs are recovered from or refunded to customers in regulatory revenues.

Regulatory assets (liabilities) as of December 31 consist of the following (dollars in millions):


                                                  2001     2000
                                                 ------   ------
      SoCalGas
      ----------
      Environmental remediation                   $  55    $  58
      Fixed-price contracts and other
         derivatives                                257       --
      Unamortized loss on retirement of
         debt - net                                  41       36
      Deferred taxes recoverable in rates          (158)    (100)
      Employee benefit costs                       (132)     (60)
      Other                                           5        6
                                                  -----    -----
         Total                                       68      (60)
      PE
      -----------
      Employee benefit costs                         88       96
                                                  -----    -----
      Total PE consolidated                       $ 156    $  36
                                                  =====    =====

Net regulatory assets are recorded on the Consolidated Balance
Sheets at December 31 as follows (dollars in millions):

                                                    2001     2000
SoCalGas                                           -------  ------
--------
Current regulatory assets                         $  103   $   24
Noncurrent regulatory assets                         157       --
Current regulatory liabilities                       (18)      --
Noncurrent regulatory liabilities                   (174)     (84)
                                                  ------   ------
     Total                                            68      (60)

PE
--------
Noncurrent regulatory assets                          88       96
                                                  ------   ------
Total PE consolidated                             $  156   $   36
                                                  ======   ======

All assets earn a return or the cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.

Allowance for Doubtful Accounts

The allowance for doubtful accounts was $14 million, $19 million and $17 million at December 31, 2001, 2000, and 1999, respectively. The company recorded a provision for doubtful accounts of $9 million, $9 million and $7 million in 2001, 2000 and 1999, respectively.


Inventories

At December 31, 2001, inventory included natural gas of $34 million, and materials and supplies of $8 million. The corresponding balances at December 31, 2000 were $56 million and $11 million, respectively. Natural gas is valued by the last-in first-out (LIFO) method. When the inventory is consumed, differences between this LIFO valuation and replacement cost will be reflected in customer rates. Materials and supplies are generally valued at the lower of average cost or market.

Due to/from Unconsolidated Affiliates

PE has promissory notes due from Sempra Energy and from Sempra Energy Global Enterprises (Global) which bear variable interest rates based on short-term commercial paper rates. These notes were $268 million and $138 million, respectively, at December 31, 2001 and were included in noncurrent assets under the caption "due from unconsolidated affiliates". The corresponding balances at December 31, 2000 were $469 million and $133 million, respectively. PE also had $3 million and $15 million due from other affiliates at December 31, 2001 and 2000, respectively.
     SoCalGas had a promissory note receivable from Sempra Energy of $214 million at December 31, 2000, included in current assets under the caption "due from unconsolidated affiliates." Sempra Energy paid this promissory note during 2001.
     In addition, PE had intercompany payables due to various affiliates of $168 million and $365 million at December 31, 2001, and 2000, respectively, which are recorded as a current liability. These balances are due on demand. Of the $168 million balance, $24 million was recorded at SoCalGas.

Property, Plant and Equipment

Utility plant primarily represents the buildings, equipment and other facilities used by SoCalGas to provide natural gas service.
     The cost of utility plant includes labor, materials, contract services and related items, and an allowance for funds used during construction (AFUDC). The cost of most retired depreciable utility plant, plus removal costs minus salvage value, is charged to accumulated depreciation. Accumulated depreciation was $3.8 billion and $3.6 billion at December 31, 2001 and 2000, respectively, which primarily reflects accumulated depreciation for natural gas utility plant at SoCalGas of $3.7 billion and $3.6 billion, respectively. Depreciation expense is based on the straight-line method over the useful lives of the assets, an average of 23 years in each of 2001, 2000 and 1999, or a shorter period prescribed by the CPUC. The provision for depreciation as a percentage of average depreciable utility plant was 4.33, 4.36 and 4.39 in 2001, 2000 and 1999,
respectively.   See Note 12 for discussion of industry restructuring.
Maintenance costs are expensed as incurred.
     AFUDC, which represents the cost of funds used to finance the construction of utility plant, is added to the cost of utility plant. AFUDC also increases income, partly as an offset to interest charges and partly as a component of other income, shown in the Statements of Consolidated Income, although it is not a current source of cash.


Long-Lived Assets

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the company periodically evaluates whether events or circumstances have occurred that may affect the recoverability or the estimated useful lives of long-lived assets. Impairment occurs when the estimated future undiscounted cash flows exceed the carrying amount of the assets. If that comparison indicates that the assets' carrying value may be permanently impaired, such potential impairment is measured based on the difference between the carrying amount and the fair value of the assets based on quoted market prices or, if market prices are not available, on the estimated discounted cash flows. This calculation is performed at the lowest level for which separately identifiable cash flows exist. The effects of ratemaking procedures and SFAS 71 significantly reduce the likelihood of any impairment.

Comprehensive Income

Comprehensive income includes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events, including, as applicable, foreign-currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities that are classified as available-for-sale, and certain hedging activities. The components of other comprehensive income are shown in the Statements of Consolidated Changes in Shareholders' Equity.

Quasi-Reorganization

In 1993, PE divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes as of December 31, 1992. Certain of the liabilities established in connection with the quasi-reorganization, including various income-tax issues, have been favorably resolved. Excess liabilities of $35 million and $80 million resulting from the favorable resolution of these issues were restored to shareholders' equity in December 2001 and November 1999, respectively, but did not affect the calculation of net income. The remaining liabilities will be resolved in future years. Management believes the provisions established for these matters are adequate.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can differ significantly from those estimates.


Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase.

Basis of Presentation

Certain prior-year amounts have been reclassified to conform to the current year's presentation.

New Accounting Standards

Effective January 1, 2001, the company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure.
     The company utilizes derivative financial instruments to reduce its exposure to unfavorable changes in energy prices, which are subject to significant and often volatile fluctuation. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SoCalGas to predict with greater certainty the effective prices to be received and the prices to be charged to its customers.

Upon adoption of SFAS 133 on January 1, 2001, the company classifies its forward contracts as follows:

Normal Purchase and Sales: These forward contracts are excluded from the requirements of SFAS No. 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date. The contracts that generally qualify as normal purchases and sales are long-term contracts that are settled by physical delivery.

Cash Flow Hedges: The unrealized gains and losses related to these forward contracts are included in accumulated other comprehensive income, a component of shareholders' equity, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction is settled.

Gas Purchases and Sales: The unrealized gains and losses related to these forward contracts are reflected on the balance sheet as regulatory assets and liabilities, to the extent derivative gains and losses will be recoverable or payable in future rates.

If gains and losses at SoCalGas are not recoverable or payable through future rates, SoCalGas will apply hedge accounting if certain criteria are met.
     In instances where hedge accounting is applied to energy derivatives, cash flow hedge accounting is elected and, accordingly, changes in fair values of the derivatives are included in other comprehensive income, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction is settled. The effect on other comprehensive income for the year ended December 31, 2001 was not material. In instances where energy derivatives do not qualify for hedge accounting, gains and losses are recorded in the Statements of Consolidated Income.
     The adoption of this new standard on January 1, 2001, did not impact the company's earnings. However, $982 million in current assets, $1.1 billion in noncurrent assets, and $4 million in current liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheets as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $982 million in current regulatory liabilities, $1.1 billion in noncurrent regulatory liabilities, and $4 million in current regulatory assets were recorded in the Consolidated Balance Sheets as of January 1, 2001. See Note 8 for additional information on the effects of SFAS 133 on the financial statements at December 31, 2001. The ongoing effects will depend on future market conditions and the company's hedging activities.
     In July 2001, the Financial Accounting Standards Board (FASB) issued three statements, SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." The first two are not presently relevant to the company.
     SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company has not yet determined the effect of SFAS 143 on its Consolidated Balance Sheets, but has determined that it will not have a material impact on its Statements of Consolidated Income.
     In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount (cost less accumulated depreciation) or fair value less cost to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The effect of adopting SFAS 144 is not expected to have a material impact on the company's financial statements.

NOTE 3.  SHORT-TERM BORROWINGS

At December 31, 2001, PE had a $500 million two-year revolving line of credit, guaranteed by Sempra Energy, for the purpose of providing loans to Sempra Energy Global Enterprises (Global). The revolving credit commitment expires in April 2003, at which time then outstanding borrowings may be converted into a two-year term loan. Borrowings would be subject to mandatory prepayment should PE's issuer credit rating cease to be at least BBB- by Standard & Poors (S&P), should SoCalGas' unsecured long-term credit ratings cease to be at least BBB by S&P and Baa2 by Moody's, should Sempra Energy's or SoCalGas' debt-to-total capitalization ratios (as defined in the agreement) exceed 65 percent, or should there be a change in law materially and adversely affecting the ability of SoCalGas to pay dividends or make distributions to PE. Borrowings would bear interest at rates varying with market rates and the amount of the outstanding borrowings. PE's line of credit was unused at December 31, 2001.
     At December 31, 2001, SoCalGas had a $170 million syndicated revolving line of credit, which is available to support commercial paper. Borrowings under the agreement, which expires on May 26, 2002, would bear interest at various rates based on market rates and SoCalGas' credit rating. The agreement requires SoCalGas to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 65 percent. At December 31, 2001, SoCalGas had $50 million of commercial paper outstanding. The revolving line of credit was unused at December 31, 2001 and 2000.
     The company's weighted average interest rate for short-term borrowings outstanding at December 31, 2001 was 2.04%.


NOTE 4.  LONG-TERM DEBT

--------------------------------------------------------------
                                             December 31,
(Dollars in millions)                     2001          2000
--------------------------------------------------------------
First-mortgage bonds
  6.875% August 15, 2002                $  100       $  100
  5.75% November 15, 2003                  100          100
  7.375% March 1, 2023                     100          100
  7.5% June 15, 2023                       125          125
  Variable rates November 1, 2025
    (1.95% at December 31, 2001)           175          175
  8.75% October 1, 2021                     --          150
                                       -----------------------
                                           600          750
                                       -----------------------
Unsecured long-term debt
  5.67% January 18, 2028                    75           75
  6.375% May 14, 2006                        8            8
  6.375% October 29, 2001                   --          120
                                       -----------------------
                                            83          203
                                       -----------------------
   Total                                   683          953
Less:
   Current portion of long-term debt       100          120
   Unamortized discount on
     long-term debt                          -           12
   Market value adjustment on
     Interest-rate swap                      4            -
                                       -----------------------

Total                                   $  579       $  821
--------------------------------------------------------------

Maturities of long-term debt are $100 million in 2002, $175 million in 2003 and $408 million after 2006.

First-mortgage Bonds

First-mortgage bonds are secured by a lien on utility plant. SoCalGas may issue additional first-mortgage bonds upon compliance with the provisions of its bond indentures, which require, among other things, the satisfaction of pro forma earnings-coverage tests on first-mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of an additional $753 million of first-mortgage bonds as of December 31, 2001.
     In November 2001, SoCalGas called its $150 million 8.75 percent first-mortgage bonds at a premium of 3.59 percent.
     On December 11, 2001, SoCalGas entered into an interest-rate swap which effectively exchanged the fixed rate on its $175 million 6.875 percent first-mortgage bonds for a floating rate. Additional information is provided under "Interest-Rate Swaps" below.

Unsecured Long-term Debt

Various long-term obligations totaling $83 million are unsecured at December 31, 2001. In October 2001, SoCalGas repaid $120 million of
6.38 percent medium-term notes upon maturity.

Callable Bonds

At SoCalGas' option, certain fixed-rate bonds may be called at a premium, including $400 million that are callable in 2003 and $8 million in 2006.

Interest-Rate Swaps

SoCalGas periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. At December 31, 2001, the company had one such swap agreement. On December 11, 2001, SoCalGas executed a cancelable-call interest-rate swap, exchanging its fixed rate obligation of 6.875 percent on its $175 million first-mortgage bonds for a floating rate of LIBOR plus 4 basis points. The transaction may be cancelled every 5 years by either party by payment of the mark-to-market value, or may be cancelled by the counterparty at any time the bonds are callable, by payment to SoCalGas of the applicable call premium on the bonds. The company believes the swap is fully effective in its purpose of converting the fixed rate stated in the debt to a floating rate and the swap meets the criteria for accounting under the short-cut method defined in SFAS no. 133 for fair value hedges of debt instruments. Accordingly, a market value adjustment to long-term debt of $4 million was recorded at December 31, 2001 to reflect, without affecting net income or other comprehensive income, the favorable economic consequences (as measured at December 31, 2001) of having entered into the swap transaction. See additional discussion of interest rate swaps in Note 8.

Financial Covenants

SoCalGas' first-mortgage bond indentures require the satisfaction of certain bond interest coverage ratios and the availability of sufficient mortgaged property to issue additional first-mortgage bonds, but do not restrict other indebtedness. Note 3 discusses the financial covenants applicable to short-term debt.


NOTE 5.  INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

Years ended December 31                     2001       2000       1999
-----------------------------------------------------------------------
Statutory federal income tax rate           35.0%      35.0%      35.0%
Depreciation                                 5.4        5.2        7.4
State income taxes - net of
  federal income tax benefit                 6.9        6.9        7.3
Tax credits                                 (0.8)      (0.7)      (0.9)
Other - net                                 (1.1)       0.3       (1.4)
                                          -----------------------------
Effective income tax rate                   45.4%      46.7%      47.4%
-----------------------------------------------------------------------

The components of income tax expense are as follows:

(Dollars in millions)                       2001       2000       1999
-----------------------------------------------------------------------
Current:
  Federal                                  $ 116      $ 139      $  22
  State                                       30         41          9
                                          ----------------------------
    Total                                    146        180         31
                                          ----------------------------
Deferred:
  Federal                                     20          7        113
  State                                        8         --         25
                                          ----------------------------
    Total                                     28          7        138
                                          ----------------------------
Deferred investment tax credits - net         (3)        (2)        (3)
                                          ----------------------------
Total income tax expense                   $ 171      $ 185      $ 166
----------------------------------------------------------------------

Federal and state income taxes are allocated between operating income and other income. PE is included in the consolidated tax return of Sempra Energy and is allocated income tax expense from Sempra Energy in an amount equal to that which would result from filing a separate return.


Accumulated deferred income taxes at December 31 result from the following:

(Dollars in millions)                               2001          2000
----------------------------------------------------------------------
Deferred Tax Liabilities:
  Differences in financial and
    tax bases of utility plant                     $ 295         $ 373
  Regulatory balancing accounts                       56            11
  Regulatory assets                                   36            39
  Other                                               49            11
                                                  --------------------
    Total deferred tax liabilities                   436           434
                                                  --------------------
Deferred Tax Assets:
  Investment tax credits                              34            38
  Postretirement benefits                             36            39
  Other deferred liabilities                         174           143
  Restructuring costs                                 42            43
  Other                                               73            64
                                                  --------------------
    Total deferred tax assets                        359           327
                                                  --------------------
Net deferred income tax liability                  $  77         $ 107
----------------------------------------------------------------------

The net deferred income tax liability is recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)                               2001          2000
----------------------------------------------------------------------
Current asset                                      $ (33)        $ (43)
Noncurrent liability                                 110           150
                                                  --------------------
    Total                                          $  77         $ 107
----------------------------------------------------------------------

NOTE 6.  EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits

The company sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. Effective March 1, 1999, the Pacific Enterprises Pension Plan merged with the Sempra Energy Cash Balance Plan.
     During 2000, the company participated in a voluntary separation program. As a result, the company recorded a $40 million special termination benefit.
     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years, and a statement of the funded status as of each year end:

                                                                   Other
                                    Pension Benefits      Postretirement Benefits
                                  -----------------------------------------------
(Dollars in millions)                2001      2000           2001      2000
---------------------------------------------------------------------------------
Weighted-Average Assumptions
  as of December 31:
Discount rate                        7.25%     7.25%(1)       7.25%     7.25%
Expected return on plan assets       8.00%     8.00%          8.00%     8.00%
Rate of compensation increase        5.00%     5.00%          5.00%     5.00%
Cost trend of covered
  health care charges                  --        --           7.25%(2)  7.50%(2)

Change in Benefit Obligation:
Net benefit obligation at
  January 1                        $1,125    $1,057          $ 415     $ 408
Service cost                           25        23              9         8
Interest cost                          78        84             32        28
Actuarial (gain)loss                  (46)       79             23       (17)
Curtailments                           --        (4)            --         4
Special termination benefits           --        34             --         2
Benefits paid                         (71)     (148)           (22)      (18)
                                  -----------------------------------------------
Net benefit obligation at
  December 31                       1,111     1,125            457       415
                                  -----------------------------------------------

Change in Plan Assets:
Fair value of plan assets
  at January 1                      1,682     1,971            434       463
Actual return on plan assets         (162)     (141)           (33)      (23)
Employer contributions                 --        --             13        10
Transfer of assets (3)                  3        --             --         2
Benefits paid                         (71)     (148)           (22)      (18)
                                  -----------------------------------------------
Fair value of plan assets
  at December 31                    1,452     1,682            392       434
                                  -----------------------------------------------
Plan assets net of benefit
  obligation at December 31           341       557            (65)       19
Unrecognized net actuarial gain      (322)     (591)           (23)     (116)
Unrecognized prior service cost        35        38             --        --
Unrecognized net transition
  obligation                            2         2             --        --
                                  -----------------------------------------------
Net recorded asset (liability)
  at December 31                   $   56    $    6          $ (88)    $ (97)
---------------------------------------------------------------------------------
(1) Discount rate decreased from 7.75% to 7.25%, effective March 1, 2000.
(2) Decreasing to ultimate trend of 6.50% in 2004.
(3) To reflect transfer of plan assets and liability to Sempra Energy.


The following table provides the amounts recognized on the Consolidated Balance Sheets (under "sundry" and under "postretirement benefits other than pensions") at December 31:

                                                                     Other
                                         Pension Benefits    Postretirement Benefits
                                       ---------------------------------------------
(Dollars in millions)                     2001      2000         2001      2000
------------------------------------------------------------------------------------
Prepaid benefit cost                      $ 67      $ 15           --        --
Accrued benefit cost                       (11)       (9)        $(88)     $(97)
Additional minimum liability                (2)       (4)          --        --
Intangible asset                             1         1           --        --
Accumulated other
  comprehensive income, pre-tax              1         3           --        --
------------------------------------------------------------------------------------
Net recorded asset(liability)             $ 56      $  6         $(88)     $(97)
------------------------------------------------------------------------------------

The following table provides the components of net periodic benefit cost for the plans:

                                                                  Other
                                     Pension Benefits     Postretirement Benefits
(Dollars in millions)             -----------------------------------------------
For the years ended December 31    2001   2000   1999        2001   2000   1999
---------------------------------------------------------------------------------
Service cost                       $ 25   $ 23   $ 28        $  9   $  8   $ 11
Interest cost                        78     84     77          32     28     30
Expected return on assets          (129)  (131)  (112)        (34)   (32)   (27)
Amortization of:
  Transition obligation               1      1      1           8      9      9
  Prior service cost                  3      4      4          --     --     --
  Actuarial gain                    (28)   (29)   (14)         (3)    (8)    --
Special termination benefits         --     33     --          --      7     --
Regulatory adjustment                51     18     17          29     28     24
                                  -----------------------------------------------

Total net periodic benefit cost    $  1   $  3   $  1        $ 41   $ 40   $ 47
---------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects:

-----------------------------------------------------------------------
(Dollars in millions)                       1% Increase    1% Decrease
-----------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                      $ 8            $ (6)
Effect on the health care component of the
  accumulated other postretirement benefit      $76            $(60)
  obligation
-----------------------------------------------------------------------


Except for one nonqualified, unfunded retirement plan, all pension plans had plan assets in excess of accumulated benefit obligations. For that one plan the projected benefit obligation and accumulated benefit obligation were $13 million and $12 million, respectively, as of December 31, 2001, and $16 million and $12 million, respectively, as of December 31, 2000.
     Other postretirement benefits include retiree life insurance, medical benefits for retirees and their spouses, and Medicare Part B reimbursement for certain retirees.

Savings Plan

SoCalGas offers a savings plan, administered by plan trustees, to all eligible employees. Eligibility to participate in the plan is immediate for salary deferrals. Employees may contribute, subject to plan provisions, from one percent to 15 percent of their regular earnings. After one year of completed service, the company begins to make matching contributions. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees. Employer contributions are invested in Sempra Energy common stock (new issuances or market purchases) and must remain so invested until termination of employment. At the direction of the employees, the employee's contributions are invested in Sempra Energy stock, mutual funds, or institutional trusts. Employer contributions for the SoCalGas plan are partially funded by the Sempra Energy Employee Stock Ownership Plan and Trust (formerly the Pacific Enterprises Employee Stock Ownership Plan and Trust). Company contributions to the savings plan were $7 million in 2001, $5 million in 2000 and $6 million in 1999.

NOTE 7.  STOCK-BASED COMPENSATION

Sempra Energy has stock-based compensation plans intended to align employee and shareholder objectives related to Sempra Energy's long-term growth. The plans permit a wide variety of stock-based awards, including Sempra Energy non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments and dividend equivalents.
     In 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. It encourages a fair value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, Sempra Energy and its subsidiaries adopted only its disclosure requirements and continue to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
     The subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans, or that subsidiaries are allocated a portion of Sempra Energy's costs of the plans. PE recorded expenses (credits) of $3 million, $2 million and ($4 million) in 2001, 2000 and 1999, respectively.

NOTE 8.  FINANCIAL INSTRUMENTS

Fair Value

The fair values of certain of the company's financial instruments (cash, temporary investments, notes receivable, dividends payable, short-term debt and customer deposits) approximate the carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at December 31:

                                Carrying    Fair        Carrying    Fair
                                  Amount    Value         Amount    Value
(Dollars in millions)                   2001                    2000
--------------------------------------------------------------------------
Long-term debt                     $683      $682          $953      $936
--------------------------------------------------------------------------
PE:
  Preferred stock                  $ 80      $ 47          $ 80      $ 42
  Preferred stock of subsidiary      20        17            20        14
                                  ------    ------        ------    ------
                                   $100      $ 64          $100      $ 56
--------------------------------------------------------------------------
SoCalGas:
  Preferred stock                  $ 22      $ 18          $ 22      $ 15
--------------------------------------------------------------------------

The fair values of the long-term debt and preferred stock were estimated based on quoted market prices for them or for similar issues.

Accounting for Derivative Activities

Effective January 1, 2001, the company adopted SFAS 133, as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative instruments qualifies as an effective hedge that offsets certain exposures.
     At December 31, 2001, $59 million in current assets, $1 million in other noncurrent assets, $103 million in current liabilities and $162 million in noncurrent liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $103 million in current regulatory assets, $157 million in noncurrent regulatory assets, $50 million in regulatory balancing account liabilities, $3 million in other current liabilities and $1 million in accumulated other comprehensive income were recorded in the Consolidated Balance Sheets as of December 31, 2001. For the year ended December 31, 2001, $3 million in other operating income was recorded in the Statements of Consolidated Income. The remaining $4 million was a market value adjustment to long-term debt related to a fixed-to-floating interest rate swap agreement discussed below.
     Changes in the fair value of derivative instruments of $53 million and $72 million for 2001 and 2000, respectively, have been recognized in the Statements of Consolidated Income under "cost of natural gas distributed").

Market Risk

The company's policy is to use derivative financial instruments to manage exposure to fluctuations in interest rates, foreign-currency exchange rates and energy prices. Transactions involving these financial instruments are with firms believed to be credit worthy and major exchanges. The use of these instruments exposes the company to market and credit risk, which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Interest-Rate Risk Management

The company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. At December 31, 2001, SoCalGas had one such agreement, a cancelable-call interest-rate swap, exchanging a fixed rate obligation of 6.875% on its $175 million first-mortgage bonds, maturing in 2025, for a floating rate of LIBOR plus 4 basis points. The transaction may be canceled every 5 years by either party by payment of the mark-to-market value, or may be canceled by the counterparty at any time the bonds are callable, by payment to SoCalGas of the applicable call premium on the bonds. SoCalGas assumes the swap is fully effective in its purpose of converting the fixed rate stated in the debt to a floating rate since the swap meets the criteria for accounting under the short-cut method defined in SFAS No. 133 for fair value hedges of debt instruments. Accordingly, a market value adjustment of $4 million (as discussed above) was recorded in long-term debt at December 31, 2001 and no net gains or losses were recorded in income in respect of the swap.

Energy Derivatives

SoCalGas utilizes derivative financial instruments to reduce its exposure to unfavorable changes in natural gas prices which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SoCalGas to predict with greater certainty the effective prices to be received and the prices to be charged to their customers. See Note 2 of the notes to Consolidated Financial Statements for discussion of how these derivatives are classified under SFAS 133.

Energy Contracts

SoCalGas records natural gas contracts in "Cost of gas distributed" in the Statements of Consolidated Income. For open contracts not expected to result in physical delivery, changes in market value of the contracts are recorded in these accounts during the period the contracts are open, with an offsetting entry to a regulatory asset or liability. The majority of SoCalGas' contracts result in physical delivery.


NOTE 9.  PREFERRED STOCK OF SOUTHERN CALIFORNIA GAS COMPANY

-----------------------------------------------------------------
                                                     December 31,
(Dollars in millions)                               2001     2000
-----------------------------------------------------------------
  $25 par value, authorized 1,000,000 shares
    6% Series, 28,049 shares outstanding             $ 1     $ 1
    6% Series A, 783,032 shares outstanding           19      19
  Without par value, authorized 10,000,000 shares      -       -
                                                  --------------
                                                     $20     $20
----------------------------------------------------------------

None of SoCalGas' preferred stock is callable. All series have one vote per share and cumulative preferences as to dividends, and have a liquidation value of $25 per share plus any unpaid dividends. In addition, the 6% Series preferred stock would also share pro rata with common stock in the remaining assets.

NOTE 10.  PREFERRED STOCK OF PACIFIC ENTERPRISES

-------------------------------------------------------------------
                                         Call         December 31,
(Dollars in millions)                    Price      2001       2000
-------------------------------------------------------------------

    $4.75 Dividend,
      200,000 shares outstanding        $100.00    $  20      $  20
    $4.50 Dividend,
      300,000 shares outstanding        $100.00       30         30
    $4.40 Dividend,
      100,000 shares outstanding        $101.50       10         10
    $4.36 Dividend,
      200,000 shares outstanding        $101.00       20         20
    $4.75 Dividend,
      253 shares outstanding            $101.00        -          -
                                                 ------------------
      Total preferred stock                        $  80      $  80
-------------------------------------------------------------------

PE is authorized to issue 15,000,000 shares of preferred stock without par value. The preferred stock is subject to redemption at PE's option at any time upon not less than 30 days' notice, at the applicable redemption price for each series, together with unpaid dividends. All series have one vote per share and cumulative preferences as to dividends, and have a liquidation value of $100 per share plus any unpaid dividends.



NOTE 11.  COMMITMENTS AND CONTINGENCIES

Natural Gas Contracts

SoCalGas buys natural gas under short-term and long-term contracts. Short-term purchases are from various Southwest U.S. and Canadian suppliers and are primarily based on monthly spot-market prices. SoCalGas transports gas under long-term firm pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SoCalGas has commitments for firm pipeline capacity under contracts with pipeline companies that expire at various dates through 2006.
     At December 31, 2001, the future minimum payments under natural gas contracts were:
-----------------------------------------------------------------
                               Storage and
(Dollars in millions)       Transportation          Natural Gas
-----------------------------------------------------------------
2002                             $  170              $   444
2003                                172                  158
2004                                174                   --
2005                                170                   --
2006                                 92                   --
                               ----------------------------------
Total minimum payments           $  778              $   602
-----------------------------------------------------------------

Total payments under natural gas contracts were $2.1 billion in 2001, $1.4 billion in 2000, and $1.1 billion in 1999.

Leases

PE and SoCalGas have operating leases on real and personal property expiring at various dates from 2002 to 2030. Certain leases on office facilities contain escalation clauses requiring annual increases in rent ranging from 4 percent to 7 percent. The rentals payable under these leases are determined on both fixed and percentage bases, and most leases contain extension options which are exercisable by PE or SoCalGas.
     At December 31, 2001, the minimum rental commitments payable in future years under all noncancellable leases were:

-----------------------------------------------------------------
 (Dollars in millions)                           PE      SoCalGas
-----------------------------------------------------------------
2002                                        $   42       $   30
2003                                            42           30
2004                                            43           31
2005                                            43           30
2006                                            44           31
Thereafter                                     217          172
-----------------------------------------------------------------
Total future rental commitment              $  431       $  324
-----------------------------------------------------------------

In connection with the quasi-reorganization described in Note 2, PE recorded liabilities of $102 million to adjust to fair value the operating leases related to its headquarters and other facilities at December 31, 1992. The remaining amount of these liabilities was $49 million at December 31, 2001. These leases are included in the above table.
     PE's rent expense totaled $51 million in 2001, $55 million in 2000 and $52 million in 1999, which included rent expense for SoCalGas of $39 million, $41 million, and $39 million, respectively.

Environmental Issues
The company's operations are subject to federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, solid waste disposal and the protection of wildlife. As applicable, appropriate and relevant, these laws and regulations require that the company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the company has been identified as a Potentially Responsible Party under the federal Superfund laws and comparable state laws. Costs incurred to operate the facilities in compliance with these laws and regulations generally have been recovered in customer rates.
     Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. The company's capital expenditures to comply with environmental laws and regulations were $4 million in 2001, $1 million in 2000 and $1 million in 1999. The increase in 2001 is due to purchases of endangered species habitat land to mitigate the impact of a new natural gas transmission line and the installation of air quality-control equipment at a compressor station and at various storage fields. The cost of compliance with these regulations over the next five years is not expected to be significant.
     Costs that relate to current operations or an existing condition caused by past operations are generally recorded as a regulatory asset due to the assurance that these costs will be recovered in rates. In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, allowing California's energy utilities to recover their hazardous waste cleanup costs, including those related to Superfund sites or similar sites requiring cleanup. Recovery of 90 percent of hazardous waste cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses is permitted. In addition, the company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.
     The environmental issues currently facing the company or resolved during the latest three-year period include investigation and remediation of its manufactured-gas sites (18 completed as of December 31, 2001 and 24 to be completed) and cleanup of third-party waste-disposal sites used by the company, which has been identified as a Potentially Responsible Party (investigations and remediations are continuing).
     Environmental liabilities are recorded when the company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the amount or range of amounts of the cost or certain components thereof. Estimates of the company's liability are further subject to other uncertainties, such as the nature and extent of site contamination, evolving remediation standards and imprecise engineering evaluations. The accruals are reviewed periodically and, as investigations and remediation proceed, adjustments are made as necessary. At December 31, 2001, the company's accrued liability for environmental matters was $55 million, of which approximately $53 million was related to manufactured-gas sites and $2 million to waste-disposal sites used by the company (which has been identified as a Potentially Responsible Party). The accruals for the manufactured-gas and waste-disposal sites are expected to be paid ratably over the next five years. There are no circumstances currently known to management that would require adjustment to this accrual.

Litigation

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and allege that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and less expensive natural gas supplies into California. Management believes the allegations are without merit.
     Except for the matter referred to above, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the company's financial condition or results of operations.

Concentration of Credit Risk

The company maintains credit policies and systems to minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry. SoCalGas grants credit to its utility customers, substantially all of whom are located in its service territory, which covers most of Southern California and a portion of Central California.

NOTE 12.  REGULATORY MATTERS

Gas Industry Restructuring

The natural gas industry in California experienced an initial phase of restructuring during the 1980s, but the CPUC did not make major changes after the early 1990s. In January 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. In July 1999, after hearings, the CPUC issued a decision stating which natural gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.
     On December 11, 2001, the CPUC issued a decision adopting much of a settlement that had been submitted in 2000 by SoCalGas and approximately 30 other parties representing all segments of the gas industry in Southern California, but which was opposed by other parties. The CPUC decision adopts the following provisions: a system for shippers to hold firm, tradable rights to capacity on SoCalGas' major gas transmission lines with SoCalGas' shareholders at risk for whether market demand for these rights will cover the cost of these facilities; a further unbundling of SoCalGas' storage services giving SoCalGas greater upward pricing flexibility (except for storage service for core customers) but with increased shareholder risk for whether market demand will cover storage costs; new balancing services including separate core and noncore balancing provisions; a reallocation among customer classes of the cost of interstate pipeline capacity held by SoCalGas and an unbundling of interstate capacity for gas marketers serving core customers; and the elimination of noncore customers' option to obtain gas supply service from SoCalGas. The CPUC modified the settlement to provide increased protection against the exercise of market power by persons who would acquire rights on the SoCalGas gas transmission system. The CPUC also rejected certain aspects of the settlement that would have provided more options for gas marketers serving core customers.
     The CPUC is still considering the schedule for implementation of these regulatory changes, but it is expected that most of the changes will be implemented during 2002.
     SoCalGas believes the decision will make gas service more reliable, efficient and better tailored to the desires of customers. The decision is not expected to negatively impact SoCalGas' earnings.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SoCalGas. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure.
     SoCalGas' PBR mechanism was to have been in effect through December 31, 2002, at which time the mechanism was to be updated. That update was to include, among other things, a reexamination of SoCalGas' reasonable costs of operation to be allowed in rates. The PBR and Cost of Service (COS) cases for SoCalGas were both due to be filed on December 21, 2001. However, the company's PBR/COS cases were delayed by an October 10, 2001 CPUC decision such that the resulting rates would be effective in 2004 instead of 2003. The decision also denies SoCalGas' request to continue equal sharing between ratepayers and shareholders of the estimated savings for the merger discussed in Note 1 and, instead, orders that all of the estimated 2003 merger savings go to ratepayers. Merger savings allocable to SoCalGas ratepayers will be refunded through once-a-year bill credits, as has been the case.
     Key elements of the current mechanisms include an annual indexing mechanism that adjusts rates by the inflation rate less a productivity factor and other adjustments to accommodate major unanticipated events, a sharing mechanism with customers that applies to earnings that exceed the authorized rate of return on rate base, rate refunds to customers if service quality deteriorates or awards if service quality exceeds set standards, and a change in authorized rate of return and customer rates if interest rates change by more than a specified amount. The rate change is triggered if the 12-month trailing average of actual market interest rates increases or decreases by more than 150 basis points and is forecasted to continue to vary by at least 150 basis points for the next year. If these events occur, there would be an automatic adjustment of rates for the change in the cost of capital according to a formula which applies a percentage of the change to various capital components.

Gas Cost Incentive Mechanism

The Gas Cost Incentive Mechanism (GCIM) evaluates SoCalGas' natural gas purchases by comparing their cost with the average price of 30-day firm spot supplies in the basins in which SoCalGas purchases natural gas. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. The CPUC approved the use of natural gas futures for managing risk associated with the GCIM. SoCalGas enters into natural gas futures contracts in the open market to mitigate risk and better manage natural gas costs.
     Shareholder awards associated with the GCIM normally are recorded to SoCalGas' Purchased Gas Balancing Account after the close of the GCIM period, which covers the utility's gas supply operations for the twelve months ended March 31. These awards are not included in earnings until receipt of CPUC approval. In May 2001, the CPUC approved a $10 million shareholder award for GCIM Year Six ended March 31, 2000, and the CPUC is addressing whether the GCIM should be extended and, if so, whether it should be with or without modifications. The CPUC's Energy Division had previously issued an evaluation report recommending the continuation of the GCIM with modifications. In July 2001, SoCalGas, the CPUC's Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN), a consumer-advocacy group, filed a Joint Motion for Adoption of a settlement agreement to resolve all Phase 2 issues and to continue the GCIM with modifications. On March 5, 2002, a proposed decision was issued that, if adopted by the CPUC, would approve the settlement agreement and continue the mechanism, applying the modified GCIM beginning with the GCIM Year Seven (see below). A CPUC decision is expected by the third quarter of 2002.
     In June 2001, SoCalGas filed its annual GCIM application with the CPUC requesting a shareholder award of $106 million for GCIM Year Seven ended March 31, 2001. Notwithstanding this request the July 2001 settlement agreement among SoCalGas, the ORA and TURN would retroactively reduce the award request to $31 million. This proceeding is separate from the Phase 2 proceeding discussed above and final CPUC approval is not expected until early 2003.

Demand Side Management Awards

In recent years, the IOUs have participated in a CPUC program whereby they could earn awards for operating and/or administering energy-conservation efforts involving their retail customers. SoCalGas has participated in these programs and has consistently achieved significant earnings therefrom. As part of the CPUC's review of the program, a draft decision is proposing that the program be reduced in scope and that award potentials for the IOUs be eliminated. An alternate proposal would maintain the award concept, but the potential awards would probably be reduced. The CPUC is scheduled to review both proposals at its March 21, 2002 meeting.

Biennial Cost Allocation Proceeding (BCAP)

Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs. SoCalGas filed its 2003 BCAP on September 21, 2001.
     On April 20, 2000, the CPUC issued a decision on the 1999 BCAP, adopting overall decreases in natural gas revenues of $210 million for transportation rates effective June 1, 2000. There is a return to 75/25 (customer/shareholder) balancing account treatment for noncore transportation revenues, excluding certain transactions. In addition, unbundled noncore storage revenues are balanced 50/50 between customers and shareholders. Since the decreases reflect anticipated changes in corresponding costs, they have no effect on net income.

Cost Of Capital

SoCalGas is authorized to earn a rate of return on common equity
(ROE) of 11.6 percent and a 9.49 percent return on rate base (ROR), the same as in 2001 and 2000. These rates will continue to be effective in until the next periodic review by the CPUC unless interest-rate changes are large enough to trigger an automatic adjustment prior thereto as discussed above under "Performance-Based Regulation."

Utility Integration

On September 20, 2001 the CPUC approved Sempra Energy's request to integrate the management teams of SoCalGas and SDG&E. The decision retains the separate identities of each utility and is not a merger. Instead, utility integration is a reorganization that consolidates senior management functions of the two utilities and returns to the utilities a significant portion of shared support services currently provided by Sempra Energy's centralized corporate center. Once implementation is completed, the integration is expected to result in more efficient and effective operations.
     In a related development, a CPUC draft decision would allow SoCalGas and SDG&E to combine their natural gas procurement activities. The CPUC is scheduled to act on the draft decision at its April 4, 2002 meeting.




CPUC Investigation of Energy-Utility Holding Companies

The CPUC has initiated an investigation into the relationship between California's investor owned utilities (IOUs) and their parent holding companies. Among the matters to be considered in the investigation are utility dividend policies and practices and obligations of the holding companies to provide financial support for utility operations under the agreements with the CPUC permitting the formation of the holding companies. On January 11, 2002, the CPUC issued a decision to clarify under what circumstances, if any, a holding company would be required to provide financial support to its utility subsidiaries. The CPUC broadly determined that it would require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. This would be in addition to the requirement of holding companies to cover their utility subsidiaries' capital requirement, as the IOUs have previously acknowledged in connection with the holding companies' formations. On January 14, 2002, the CPUC ruled on jurisdictional issues, deciding that the CPUC had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company has filed to request rehearing on the issues.

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Quarter ended
                            -----------------------------------------------------
Dollars in millions         March 31     June 30     September 30     December 31
                            -----------------------------------------------------
2001
Operating revenues           $ 1,548      $   927      $   561        $   684
Operating expenses             1,480          864          489            613
                              ----------------------------------------------------
Operating income             $    68      $    63      $    72        $    71
                              ----------------------------------------------------

Net income                   $    50      $    49      $    57        $    50
Dividends on preferred stock       1            1            1              1
                              ----------------------------------------------------
Earnings applicable
  to common shares           $    49      $    48      $    56        $    49
                              ====================================================
2000
Operating revenues           $   698      $   630      $   722        $   804
Operating expenses               632          565          652            742
                              ----------------------------------------------------
Operating income             $    66      $    65      $    70        $    62
                              ----------------------------------------------------

Net income                   $    52      $    49      $    52        $    58
Dividends on preferred stock       1            1            1              1
                              ----------------------------------------------------
Earnings applicable
  to common shares           $    51      $    48      $    51        $    57
                              ====================================================

The sum of the quarterly amounts does not necessarily equal the annual totals due to rounding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA --
Southern California Gas Company

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Southern California Gas
Company:

We have audited the accompanying consolidated balance sheets of Southern California Gas Company and subsidiaries as of December 31, 2001 and 2000, and the related statements of consolidated income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southern California Gas Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 4, 2002 (March 5, 2002 as to Note 12)



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

Years ended December 31                              2001      2000      1999
                                                    ------   -------   -------
Operating Revenues                                  $3,716    $2,854    $2,569
                                                    ------    ------    ------
Operating Expenses
  Cost of natural gas distributed                    2,117     1,361     1,032
  Other operating expenses                             792       695       738
  Depreciation                                         268       263       260
  Income taxes                                         165       173       179
  Other taxes and franchise payments                   101        96        92
                                                    ------    ------    ------
    Total operating expenses                         3,443     2,588     2,301
                                                    ------    ------    ------
Operating Income                                       273       266       268
                                                    ------    ------    ------

Other Income and (Deductions)
  Interest income                                       22        27        16
  Regulatory interest                                  (19)      (12)      (14)
  Allowance for equity funds used during construction    6         3        --
  Taxes on non-operating income                         (4)      (10)       (3)
  Other - net                                           (2)        7        (6)
                                                    ------    ------    ------
    Total                                                3        15        (7)
                                                    ------    ------    ------
Interest Charges
  Long-term debt                                        63        68        74
  Other                                                  7         8       (12)
  Allowance for borrowed funds used during
     construction                                       (2)       (2)       (2)
                                                   -------    ------    ------
    Total                                               68        74        60
                                                    ------    ------    ------
Net Income                                             208       207       201
Preferred Dividend Requirements                          1         1         1
                                                    ------    ------    ------
Earnings Applicable to Common Shares                $  207    $  206    $  200
                                                    ======    ======    ======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                    2001         2000
                                                        --------     --------
ASSETS
Utility plant - at original cost                         $6,467       $6,314
Accumulated depreciation                                 (3,710)      (3,557)
                                                         ------       ------
      Utility plant - net                                 2,757        2,757
                                                         ------       ------

Current assets:
  Cash and cash equivalents                                  13          205
  Accounts receivable - trade                               415          589
  Accounts and receivable - other                            14           83
  Due from unconsolidated affiliates                         --          214
  Deferred income taxes                                      62           74
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                  103           --
  Other regulatory assets                                    --           24
  Fixed-price contracts and other derivatives                59           --
  Inventories                                                42           67
  Other                                                       4           80
                                                         ------       ------
        Total current assets                                712        1,336
                                                         ------       ------
Other assets:
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                  157           --
  Sundry                                                    136           35
                                                         ------       ------
        Total other assets                                  293           35
                                                         ------       ------
Total assets                                             $3,762       $4,128
                                                         ======       ======

See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                     2001        2000
                                                         --------    --------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100,000,000 shares authorized;
                91,300,000 shares outstanding)            $  835      $  835
  Retained earnings                                          470         453
  Accumulated other comprehensive income (loss)               --          (1)
                                                          ------      ------
    Total common equity                                    1,305       1,287
  Preferred stock                                             22          22
                                                          ------      ------
      Total shareholders' equity                           1,327       1,309
  Long term debt                                             579         821
                                                          ------      ------
         Total capitalization                              1,906       2,130
                                                          ------      ------

Current liabilities:
  Short-term debt                                             50          --
  Current portion of long-term debt                          100         120
  Accounts payable - trade                                   160         368
  Accounts payable - other                                    81          44
  Due to unconsolidated affiliates                            24          --
  Regulatory balancing accounts - net                         85         465
  Income taxes payable                                        32          90
  Interest payable                                            29          26
  Regulatory liabilities                                      18          --
  Fixed-price contracts and other derivatives                103          --
  Other                                                      390         321
                                                          ------      ------
        Total current liabilities                          1,072       1,434
                                                          ------      ------

Deferred credits and other liabilities:
  Customer advances for construction                          24          16
  Deferred income taxes                                      183         240
  Deferred investment tax credits                             50          53
  Regulatory liabilities                                     174          84
  Fixed-price contracts and other derivatives                162          --
  Deferred credits and other liabilities                     191         171
                                                          ------      ------
        Total deferred credits and other liabilities         784         564
                                                          ------      ------
Contingencies and commitments (Note 11)

Total liabilities and shareholders' equity                $3,762      $4,128
                                                          ======      ======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

Years ended December 31                                2001     2000     1999
                                                      ------   ------   ------
Cash Flows From Operating Activities
  Net Income                                          $  208   $  207   $  201
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         268      263      260
    Deferred income taxes and investment tax credits       9       (4)     133
    (Increase) decrease in other assets                  (12)      13       22
    Increase (decrease) in other liabilities              12       12      (64)
  Changes in working capital components:
    Accounts receivable                                  244     (378)     154
    Fixed-price contracts and other derivatives           16       --       --
    Inventories                                           25       11      (18)
    Other current assets                                   4      (75)       1
    Accounts payable                                    (171)     203      (18)
    Income taxes payable                                 (58)      86      (26)
    Due to/from affiliates                                 5       (3)     (83)
    Regulatory balancing accounts                       (380)     309       36
    Regulatory assets and liabilities                     39       (2)      (2)
    Other current liabilities                             71       92        6
                                                      ------   ------   ------
      Net cash provided by operating activities          280      734      602
                                                      ------   ------   ------
Cash Flows from Investing Activities
  Capital expenditures                                  (294)    (198)    (146)
  Loan repaid by (paid to) affiliate                     233     (132)    (101)
  Other - net                                             --       21       (1)
                                                      ------   ------   ------
      Net cash used in investing activities              (61)    (309)    (248)
                                                      ------   ------   ------
Cash Flows from Financing Activities
  Dividends paid                                        (191)    (201)    (279)
  Payments on long-term debt                            (270)     (30)     (75)
  Increase in short-term debt                             50       --       --
                                                      ------   ------   ------
     Net cash used in financing activities              (411)    (231)    (354)
                                                      ------   ------   ------
Increase (decrease) in cash and cash equivalents        (192)     194       --
Cash and cash equivalents, January 1                     205       11       11
                                                      ------   ------   ------
Cash and cash equivalents, December 31                $   13   $  205   $   11
                                                      ======   ======   ======
Supplemental Disclosure of Cash Flow Information:
  Interest payments, net of amounts capitalized       $   65   $   77   $   77
                                                      ======   ======   ======
  Income tax payments, net of refunds                 $  216   $  101   $  100
                                                      ======   ======   ======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999
Dollars in millions


                                                                             Accumulated
                                                                             Other          Total
                            Comprehensive  Preferred    Common    Retained   Comprehensive  Shareholders'
                            Income         Stock        Stock     Earnings   Income(Loss)   Equity
--------------------------------------------------------------------------------------------------

Balance at December 31, 1998                  $  22     $  835   $  525                   $ 1,382
Net income                        $ 201                             201                       201
Other comprehensive income (loss):
  Available-for-sale securities      10                                       $  10            10
  Pension                            (4)                                         (4)           (4)
                                   -----
    Comprehensive income          $ 207
Preferred stock dividends declared =====                             (1)                       (1)
Common stock dividends declared                                    (278)                     (278)
                                         --------------------------------------------------------
Balance at December 31, 1999                     22        835      447           6         1,310
Net income                        $ 207                             207                       207
Other comprehensive income (loss):
  Available-for-sale securities     (10)                                        (10)          (10)
  Pension                             3                                           3             3
                                   -----
    Comprehensive income          $ 200
                                   =====
Preferred stock dividends declared                                   (1)                       (1)
Common stock dividends declared                                    (200)                     (200)
                                          --------------------------------------------------------
Balance at December 31, 2000                     22        835      453          (1)        1,309
Net income                        $ 208                             208                       208
Other comprehensive income (loss):
    Other                             1                                           1             1
                                   -----
    Comprehensive income          $ 209
                                   =====
Preferred stock dividends declared                                   (1)                       (1)
Common stock dividends declared                                    (190)                     (190)
                                          --------------------------------------------------------
Balance at December 31, 2001                  $  22     $  835    $ 470       $  --        $1,327
==================================================================================================


See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN CALIFORNIA GAS COMPANY

The following notes to Consolidated Financial Statements of Pacific Enterprises are incorporated herein by reference insofar as they relate to Southern California Gas Company:

Note 1  - Business Combination
Note 2  - Significant Accounting Policies
Note 3  - Short-term Borrowings
Note 4  - Long-term Debt
Note 7  - Stock-based Compensation
Note 8  - Financial Instruments
Note 11 - Commitments and Contingencies
Note 12 - Regulatory Matters

The following additional notes apply only to Southern California Gas
Company:

NOTE 5.  INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

Years ended December 31               2001       2000       1999
------------------------------------------------------------------
Statutory federal income tax rate     35.0%      35.0%      35.0%
Depreciation                           5.3        5.6        6.8
State income taxes - net of
  federal income tax benefit           6.7        6.8        7.3
Tax credits                           (0.8)      (0.7)      (0.6)
Other - net                           (1.4)       0.2       (1.0)
                                    ------------------------------
    Effective income tax rate         44.8%      46.9%      47.5%
------------------------------------------------------------------

The components of income tax expense are as follows:

(Dollars in millions)                 2001       2000       1999
------------------------------------------------------------------
Current:
  Federal                            $ 126      $ 144      $  36
  State                                 34         42         13
                                    ------------------------------
    Total                              160        186         49
                                    ------------------------------
Deferred:
  Federal                                8          -        112
  State                                  4         (1)        24
                                    ------------------------------
    Total                               12         (1)       136
                                    ------------------------------
Deferred investment tax credits - net   (3)        (2)        (3)
                                    ------------------------------
    Total income tax expense         $ 169      $ 183      $ 182
------------------------------------------------------------------

Federal and state income taxes are allocated between operating income and other income. SoCalGas is included in the consolidated tax return of Sempra Energy and is allocated income tax expense from Sempra Energy in an amount equal to that which would result from filing a separate return.

Accumulated deferred income taxes at December 31 result from the following:

(Dollars in millions)                       2001            2000
------------------------------------------------------------------
Deferred Tax Liabilities:
  Differences in financial and
    tax bases of utility plant             $ 263           $ 342
  Regulatory balancing accounts               56              11
  Other                                       20              19
                                    ------------------------------
  Total deferred tax liabilities             339             372
                                    ------------------------------
Deferred Tax Assets:
  Investment tax credits                      35              38
  Other deferred liabilities                 174             142
  Other                                        9              26
                                    ------------------------------
  Total deferred tax assets                  218             206
                                    ------------------------------
Net deferred income tax liability          $ 121           $ 166
------------------------------------------------------------------

The net deferred income tax liability is recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)                       2001            2000
------------------------------------------------------------------
Current asset                              $ (62)          $ (74)
Noncurrent liability                         183             240
------------------------------------------------------------------
Total                                      $ 121           $ 166
------------------------------------------------------------------


NOTE 6.  EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years, and a statement of the funded status as of each year end:

---------------------------------------------------------------------------------
                                                                   Other
                                    Pension Benefits      Postretirement Benefits
                                  -----------------------------------------------
(Dollars in millions)                2001      2000           2001      2000
---------------------------------------------------------------------------------
Weighted-Average Assumptions
  as of December 31:
Discount rate                        7.25%     7.25%(1)       7.25%     7.25%
Expected return on plan assets       8.00%     8.00%          8.00%     8.00%
Rate of compensation increase        5.00%     5.00%          5.00%     5.00%
Cost trend of covered
  health care charges                   -         -           7.25%(2)  7.50%(2)

Change in Benefit Obligation:
Net benefit obligation at
  January 1                        $1,125    $1,057          $ 415     $ 408
Service cost                           25        23              9         8
Interest cost                          78        84             32        28
Actuarial (gain)loss                  (46)       79             23       (17)
Curtailments                            -        (4)             -         4
Special termination benefits            -        34              -         2
Benefits paid                         (71)     (148)           (22)      (18)
                                  -----------------------------------------------
Net benefit obligation at
  December 31                       1,111     1,125            457       415
                                  -----------------------------------------------

Change in Plan Assets:
Fair value of plan assets
  at January 1                      1,682     1,971            434       463
Actual return on plan assets         (162)     (141)           (33)      (23)
Employer contributions                  -         -             13        10
Transfer of assets (3)                  3         -              -         2
Benefits paid                         (71)     (148)           (22)      (18)
                                  -----------------------------------------------
Fair value of plan assets
  at December 31                    1,452     1,682            392       434
                                  -----------------------------------------------
Plan assets net of benefit
  obligation at December 31           341       557            (65)       19
Unrecognized net actuarial gain      (322)     (591)           (23)     (116)
Unrecognized prior service cost        35        38              -         -
Unrecognized net transition
  obligation                            2         2             88        96
                                  -----------------------------------------------
Net recorded asset (liability)
  at December 31                   $   56    $    6          $   -     $  (1)
---------------------------------------------------------------------------------
(1) Discount rate decreased from 7.75% to 7.25%, effective March 1, 2000.
(2) Decreasing to ultimate trend of 6.50% in 2004.
(3) To reflect transfer of plan assets and liability to Sempra Energy.


The following table provides the amounts recognized on the Consolidated Balance Sheets (under "sundry" and under "postretirement benefits other than pensions") at December 31:

------------------------------------------------------------------------------------
                                                       Other
                          Pension Benefits    Postretirement Benefits
                                       ---------------------------------------------
(Dollars in millions)                     2001      2000         2001      2000
------------------------------------------------------------------------------------
Prepaid benefit cost                      $ 67      $ 15            -         -
Accrued benefit cost                       (11)       (9)           -      $ (1)
Additional minimum liability                (2)       (4)           -         -
Intangible asset                             1         1            -         -
Accumulated other
  comprehensive income, pre-tax              1         3            -         -
------------------------------------------------------------------------------------
Net recorded asset(liability)             $ 56      $  6            -      $ (1)
------------------------------------------------------------------------------------

The following table provides the components of net periodic benefit cost for the plans:

                                                                 Other
                                     Pension Benefits     Postretirement Benefits
(Dollars in millions)             -----------------------------------------------
For the years ended December 31    2001   2000   1999        2001   2000   1999
---------------------------------------------------------------------------------
Service cost                       $ 25   $ 23   $ 28        $  9   $  8   $ 11
Interest cost                        78     84     77          32     28     30
Expected return on assets          (129)  (131)  (112)        (34)   (32)   (27)
Amortization of:
  Transition obligation               1      1      1           8      9      9
  Prior service cost                  3      4      4          --     --     --
  Actuarial gain                    (28)   (29)   (14)         (3)    (8)    --
Special termination benefits         --     33     --          --      7     --
Regulatory adjustment                51     18     17          29     28     24
                                  -----------------------------------------------

Total net periodic benefit cost    $  1   $  3   $  1        $ 41   $ 40   $ 47
---------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects:

-----------------------------------------------------------------------
(Dollars in millions)                       1% Increase    1% Decrease
-----------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                      $ 8            $ (6)
Effect on the health care component of the
  accumulated other postretirement benefit      $76            $(60)
  obligation
-----------------------------------------------------------------------

Except for one nonqualified, unfunded retirement plan, all pension plans had plan assets in excess of accumulated benefit obligations. For that one plan the projected benefit obligation and accumulated benefit obligation were $13 million and $12 million, respectively, as of December 31, 2001, and $16 million and $12 million, respectively, as of December 31, 2000.
     Other postretirement benefits include retiree life insurance, medical benefits for retirees and their spouses, and Medicare Part B reimbursement for certain retirees.


NOTE 10.  PREFERRED STOCK AND DIVIDEND RESTRICTIONS


-----------------------------------------------------------------
                                                     December 31,
(Dollars in millions)                               2001     2000
-----------------------------------------------------------------
  $25 par value, authorized 1,000,000 shares
    6% Series, 79,011 shares outstanding           $   3    $   3
    6% Series A, 783,032 shares outstanding           19       19
  Without par value, authorized 10,000,000 shares      -        -
                                                  ---------------
     Total preferred stock                         $  22    $  22
-----------------------------------------------------------------

None of SoCalGas' preferred stock is subject to mandatory redemption or callable. All series have one vote per share and cumulative preferences as to dividends, and have a liquidation value of $25 per share plus any unpaid dividends. In addition, the 6% Series preferred stock would also share pro rata with common stock in the remaining assets.

Dividend Restrictions

CPUC regulation of SoCalGas' capital structure limits to $280 million the portion of the company's December 31, 2001 retained earnings that is available for dividends.


NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     Quarter ended
                                ----------------------------------------------------
Dollars in millions              March 31     June 30     September 30     December 31
------------------------------------------------------------------------------------
2001
Operating revenues               $ 1,548      $   927       $   561        $   681
Operating expenses                 1,480          862           488            614
                                  --------------------------------------------------
Operating income                 $    68        $  65       $    73        $    67
                                  --------------------------------------------------

Net income                       $    51        $  48       $    57        $    52
Dividends on preferred stock          --            1            --             --
                                  --------------------------------------------------
Earnings applicable
  to common shares               $    51        $  47       $    57        $    52
                                  ==================================================
2000
Operating revenues               $   698        $ 630       $   722        $   804
Operating expenses                   632          563           653            740
                                  --------------------------------------------------
Operating income                 $    66        $  67       $    69        $    64
                                  --------------------------------------------------

Net income                       $    50        $  48       $    53        $    56
Dividends on preferred stock          --            1            --             --
                                  --------------------------------------------------
Earnings applicable
  to common shares               $    50        $  47       $    53        $    56
                                  ==================================================

The sum of the quarterly amounts does not necessarily equal the annual totals due to rounding.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2002 annual meeting of shareholders. The information required on the company's executive officers is set forth below.

Name                        Age*    Positions
-------------------------------------------------------------------
Pacific Enterprises --

Stephen L. Baum              60     Chairman, Chief Executive
Officer and President

John R. Light                60     Executive Vice President and
                                    General Counsel

Neal E. Schmale              55     Executive Vice President and
                                    Chief Financial Officer

Frank H. Ault                57     Senior Vice President and
Controller

Charles A. McMonagle         51     Vice President and Treasurer

Thomas C. Sanger             58     Corporate Secretary

Southern California Gas Company --

Edwin A. Guiles              52     Chairman and Chief Executive Officer

Debra L. Reed                45     President and Chief Financial Officer

Steven D. Davis              45     Senior Vice President, Customer
                                    Service and External Relations

Terry M. Fleskes             45     Vice President and Controller

Margot A. Kyd                48     Senior Vice President, Corporate
                                    Business Solutions

Roy M. Rawlings              57     Senior Vice President,
                                    Distribution Operations

William L. Reed              49     Senior Vice President, Regulatory
                                    Affairs

Lee M. Stewart               56     Senior Vice President, Gas
                                    Transmission

*  As of December 31, 2001.

Each Executive Officer has been an officer or employee of Sempra Energy or one of its subsidiaries for more than five years, with the exception of Mssrs. Light and Schmale. Prior to joining the company in 1998, Mr. Light was a partner in the law firm of Latham & Watkins. Prior to joining the company in 1997, Mr. Schmale was Chief Financial Officer of Unocal Corporation. Each executive officer at Southern California Gas Company holds the same position at San Diego Gas & Electric Company.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Information Statement prepared for the May 2002 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2002 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                          Page in
                                                        This Report

Independent Auditors' Report for Pacific Enterprises . . . . . . . 24

Pacific Enterprises Statements of Consolidated Income
  for the years ended December 31, 2001, 2000 and 1999 . . . . . . 25

Pacific Enterprises Consolidated Balance Sheets
  at December 31, 2001 and 2000. . . . . . . . . . . . . . . . . . 26

Pacific Enterprises Statements of Consolidated Cash Flows
  for the years ended December 31, 2001, 2000 and 1999 . . . . . . 28

Pacific Enterprises Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . 30

Pacific Enterprises Notes to Consolidated Financial Statements . . 31

Independent Auditor's Report for Southern California Gas Company. .56

Southern California Gas Company Statements of Consolidated Income
for the years ended December 31, 2001, 2000 and 1999 . . . . . . . 57

Southern California Gas Company Consolidated Balance Sheets at
December 31, 2001 and 2000.  . . . . . . . . . . . . . . . . . . . 58

Southern California Gas Company Statements of Consolidated Cash
Flows for the years ended December 31, 2001, 2000 and 1999 . . . . 60

Southern California Gas Company Statements of Consolidated
Changes in Shareholders' Equity for the years ended
December 31, 2001, 2000 and 1999. . . . . . . . . . . . . . . . . .61

Southern California Gas Company Notes to Consolidated Financial
Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . 62

2. Financial statement schedules

The following documents may be found in this report at the indicated page numbers:

Schedule I--Condensed Financial Information of Parent. . . . . . . 72

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable or the information is included in the Consolidated
Financial Statements and the notes thereto.

3. Exhibits
See Exhibit Index on page 76 of this report.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed after September 30, 2001.


INDEPENDENT AUDITORS' CONSENTS AND REPORT ON SCHEDULE


To the Board of Directors and Shareholders of Pacific Enterprises:

We consent to the incorporation by reference in Registration Statement Numbers 2-96782, 33-26357, 2-66833, 2-96781, 33-21908, and 33-54055 on
Form S-8 and Registration Statement Numbers 33-24830, 333-52926, and 33-44338 on Form S-3 of Pacific Enterprises of our report dated February 4, 2002 (March 5, 2002 as to Note 12), appearing in this Annual Report on Form 10-K of Pacific Enterprises for the year ended December 31, 2001.

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



San Diego, California
March 15, 2002



To the Boards of Directors and Shareholders of Southern California Gas
Company:

We consent to the incorporation by reference in Registration Statement Numbers 333-70654, 333-45537, 33-51322, 33-53258, 33-59404, and 33-
52663 on Form S-3 of our report dated February 4, 2002 (March 5, 2002 as to Note 12), appearing in the Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2001.




San Diego, California
March 15, 2002



Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

PACIFIC ENTERPRISES
Schedule 1
Condensed Financial Information of Parent
                        Condensed Statements of Income
                            (Dollars in millions)


Years ended December 31                   2001        2000        1999
                                       --------    --------    --------
Other income                           $     23    $     33    $     --
Expenses, interest and income taxes          28          32          20
                                        -------    --------    --------
Income (loss) before subsidiary earnings     (5)          1         (20)
Subsidiary earnings                         207         206         200
                                       --------    --------    --------
Earnings applicable to common shares   $    202    $    207    $    180
                                       ========    ========    ========



                           Condensed Balance Sheets
                            (Dollars in millions)


Balance at December 31                               2001        2000
                                                  --------    --------
Assets:
Current assets                                    $     55    $     43
Investment in subsidiary                             1,305       1,287
Due from affiliates - long-term                        409         617
Deferred charges and other assets                      102         117
                                                  --------    --------
     Total Assets                                 $  1,871    $  2,064
                                                  ========    ========
Liabilities and Shareholders' Equity:
   Due to affiliates                              $    147    $    364
   Other current liabilities                            30          32
                                                  --------    --------
     Total current liabilities                         177         396
Long-term liabilities                                  120         142
Common equity                                        1,494       1,446
Preferred stock                                         80          80
                                                  --------    --------
     Total Liabilities and Shareholders' Equity   $  1,871    $  2,064
                                                  ========    ========

PACIFIC ENTERPRISES
Schedule 1 (continued)
Condensed Financial Information of Parent

                      Condensed Statements of Cash Flows
                          (Dollars in millions)


Years ended December 31                      2001      2000      1999
                                            -------   -------   -------
Net cash provided by (used in)
  operating activities                      $     8   $   (96)  $  (120)
                                            -------   -------   -------
Dividends received from subsidiaries            190       200       278
Increase in investments and other assets         --        --       (14)
                                            -------   -------   -------
Cash flows provided by investing activities     190       200       264
                                            -------   -------   -------
Decrease in short-term debt                      --        --       (43)
Common dividends paid                          (190)     (100)     (100)
Preferred dividends paid                         (4)       (4)       (4)
Other                                            (4)       --        --
                                            -------   -------   -------
Cash flows used in financing activities        (198)     (104)     (147)
                                            -------   -------   -------
Decrease in cash and cash equivalents            --        --        (3)
Cash and cash equivalents, January 1             --        --         3
                                            -------   -------   -------
Cash and cash equivalents, December 31      $    --   $    --   $    --
                                            =======   =======   =======

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          PACIFIC ENTERPRISES


                              By:    /s/ Stephen L. Baum
                                                                      .
                                 Stephen L. Baum
                                 Chairman, Chief Executive Officer
                                 and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title                              Signature                         Date
Principal Executive Officer:
Stephen L. Baum
Chairman, Chief Executive
Officer and President                /s/ Stephen L. Baum           March 5, 2002

Principal Financial Officer:
Neal E. Schmale
Executive Vice President and
Chief Financial Officer              /s/ Neal E. Schmale           March 5, 2002

Principal Accounting Officer:
Frank H. Ault
Senior Vice President and
Controller                           /s/ Frank H. Ault             March 5, 2002

Directors:
Stephen L. Baum, Chairman            /s/ Stephen L. Baum           March 5, 2002



John R. Light, Director              /s/ John R. Light             March 5, 2002


Neal E. Schmale, Director            /s/ Neal E. Schmale           March 5, 2002

                                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          SOUTHERN CALIFORNIA GAS COMPANY


                              By:    /s/ Edwin A. Guiles
                                                                      .
                                 Edwin A. Guiles
                                 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title                              Signature                         Date
<s>                              <c>                              <c>?
Principal Executive Officer:
Edwin A. Guiles
Chairman and
Chief Executive Officer              /s/ Edwin A. Guiles           March 7, 2002

Principal Financial Officer:
Debra L. Reed
President and
Chief Financial Officer              /s/ Debra L. Reed             March 7, 2002

Principal Accounting Officer:
Terry M. Fleskes
Vice President and
Controller                           /s/ Terry M. Fleskes          March 7, 2002

Directors:
Edwin A. Guiles
Chairman                             /s/ Edwin A. Guiles           March 7, 2002



Debra L. Reed, Director              /s/ Debra L. Reed             March 7, 2002


Frank H. Ault, Director              /s/ Frank H. Ault             March 7, 2002



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

Exhibit 3 -- By-Laws and Articles Of Incorporation

3.01  Articles of Incorporation of Pacific Enterprises (Pacific
      Enterprises 1996 Form 10-K; Exhibit 3.01).

3.02  Restated Bylaws of Pacific Enterprises dated November 6, 2001.


3.03 Restated Articles of Incorporation of Southern California Gas Company (Southern California Gas Company 1996 Form 10-K; Exhibit 3.01).

3.04  Restated Bylaws of Southern California Gas Company dated November 6,
      2001.

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

4.01 Specimen Common Stock Certificate of Pacific Enterprises (Pacific Enterprises 1988 Form 10-K; Exhibit 4.01).

4.02 Specimen Preferred Stock Certificates of Pacific Enterprises (Pacific Lighting Corporation 1980 Form 10-K; Exhibit 4.02).

4.03 Specimen Preferred Stock Certificates of Southern California Gas Company (Southern California Gas Company 1980 Form 10-K; Exhibit 4.01).

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

4.10 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981 (Pacific Enterprises 1981 Form 10-K; Exhibit 4.25).

4.11 Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern California Gas Company 1984 Form 10-K; Exhibit 4.29).

4.12 Supplemental Indenture of Southern California Gas Company to Bankers Trust Company of California, N.A., successor to Wells Fargo Bank, National Association dated as of January 15, 1988 (Pacific Enterprises 1987 Form 10-K; Exhibit 4.11).

4.13 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. dated as of August 15, 1992 (Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992; Exhibit 4.37).

4.14 Specimen 7 3/4% Series Preferred Stock Certificate (Southern California Gas Company 1992 Form 10-K; Exhibit 4.15).

Exhibit 10 -- Material Contracts

Compensation
10.01 Sempra Energy Executive Security Bonus Plan effective January 1, 2001 Sempra Energy Form 10-K; Exhibit 10.08).

10.02 Form of Sempra Energy Severance Pay Agreement for Executives (2001 Sempra Energy Form 10-K; Exhibit 10.07).

10.03 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (Sempra Energy 2000 Form 10-K
      Exhibit 10.07).

10.04 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998 (Sempra Energy 1998 Form 10-K Exhibit 10.09).

10.05 Sempra Energy Executive Incentive Plan effective June 1, 1998 (Sempra Energy 1998 Form 10-K Exhibit 10.11).

10.06 Sempra Energy Executive Deferred Compensation Agreement effective June 1, 1998 (Sempra Energy 1998 Form 10-K Exhibit 10.12).


10.07 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998; Exhibit 4.1).

10.08 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992. (Pacific Enterprises 1992 Form 10-K; Exhibit 10.18).

10.09 Amended and Restated Pacific Enterprises Employee Stock Option Plan (Southern California Gas Company 1996 Form 10-K; Exhibit 10.10).

Exhibit 12 -- Statement Re: Computation of Ratios

12.01 Pacific Enterprises Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2001, 2000, 1999, 1998, 1997.

12.02 Southern California Gas Company Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2001, 2000, 1999, 1998, 1997.

Exhibit 21 -- Subsidiaries

21.01 Pacific Enterprises Schedule of Subsidiaries at December 31, 2001.

21.02 Southern California Gas Company Schedule of Subsidiaries at
      December 31, 2001.

Exhibit 23 -- Independent Auditor's Consents, page 71.


GLOSSARY

AFUDC                   Allowance for Funds Used During
                        Construction

BCAP                    Biennial Cost Allocation Proceeding

Bcf                     One Billion Cubic Feet (of natural gas)

CA/AZ                   California/Arizona

COS                     Cost of Service

CPUC                    California Public Utilities Commission

Enova                   Enova Corporation

EPA                     Environmental Protection Agency

ESOP                    Employee Stock Ownership Plan

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

GCIM                    Gas Cost Incentive Mechanism

IOUs                    Investor-Owned Utilities

LIFO                    Last in first out inventory

mmbtu Million British Thermal Units (of natural gas)

ORA                     Office of Ratepayer Advocates

PBR                     Performance-Based Ratemaking/Regulation

PE                      Pacific Enterprises

PRP                     Potentially Responsible Party

ROE                     Return on Equity

ROR                     Rate of Return

SDG&E                   San Diego Gas & Electric Company

SEC                     Securities and Exchange Commission

SFAS                    Statement of Financial Accounting Standards

SoCalGas                Southern California Gas Company

TURN                    The Utility Reform Network

VaR                     Value at Risk

55

2

70

49