Form 10-Q
period 2002-03-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2002-05-10
CIK 75527, 92108

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               March 31, 2002
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ________________  to _________________

Commission       Name of Registrant, State of          IRS Employer
File             Incorporation, Address and           Identification
Number           Telephone Number                         Number
----------     ----------------------------------     --------------
1-40            Pacific Enterprises                     94-0743670
                (A California Corporation)
                101 Ash Street
                San Diego, California 92101
                (619) 696-2020

1-1402          Southern California Gas Company         95-1240705
                (A California Corporation)
                555 West Fifth Street
                Los Angeles, California 90013
                (213) 244-1200

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

                                                        Three Months Ended
                                                             March 31,
                                                         -----------------
                                                           2002      2001
                                                         -------   -------
Operating Revenues                                       $   722   $ 1,548
                                                         -------   -------

Operating Expenses
  Cost of natural gas distributed                            347     1,151
  Other operating expenses                                   171       188
  Depreciation                                                68        65
  Income taxes                                                47        42
  Other taxes and franchise payments                          24        34
                                                         -------   -------
    Total operating expenses                                 657     1,480
                                                         -------   -------
Operating Income                                              65        68
                                                         -------   -------
Other Income and (Deductions)
  Interest income                                              2        17
  Regulatory interest - net                                    1        (5)
  Allowance for equity funds used
    during construction                                        2         1
  Taxes on non-operating income                                3        (2)
  Other - net                                                  3        (4)
                                                         -------   -------
    Total                                                     11         7
                                                         -------   -------
Interest Charges
  Long-term debt                                               9        17
  Other                                                        9         9
  Allowance for borrowed funds used
    during construction                                       (1)       (1)
                                                         -------   -------
     Total                                                    17        25
                                                         -------   -------
Net Income                                                    59        50
Preferred Dividend Requirements                                1         1
                                                         -------   -------
Earnings Applicable to Common Shares                     $    58   $    49
                                                         =======   =======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                    March 31,   December 31,
                                                      2002          2001
                                                    ---------   ------------
ASSETS
Property, plant and equipment                          $6,655        $6,590
Accumulated depreciation                               (3,853)       (3,793)
                                                       ------        ------
      Property, plant and equipment - net               2,802         2,797
                                                       ------        ------
Current assets:
  Cash and cash equivalents                                66            13
  Accounts receivable - trade                             320           415
  Accounts receivable - other                              43            14
  Due from unconsolidated affiliates                      181            --
  Income taxes receivable                                  --            20
  Deferred income taxes                                    44            33
  Regulatory assets arising from fixed-price
     contracts and other derivatives                       94           103
  Fixed-price contracts and other derivatives              12            59
  Inventories                                              13            42
  Other                                                     3             4
                                                       ------        ------
      Total current assets                                776           703
                                                       ------        ------
Other assets:
  Due from unconsolidated affiliates                      423           409
  Regulatory assets arising from fixed-price
     contracts and other derivatives                      342           157
  Sundry                                                  131           125
                                                       ------        ------
      Total other assets                                  896           691
                                                       ------        ------
Total assets                                           $4,474        $4,191
                                                       ======        ======

See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                    March 31,   December 31,
                                                      2002          2001
                                                    ---------   ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (600,000,000 shares authorized;
     83,917,664 shares outstanding)                    $1,317        $1,317
  Retained earnings                                       234           177
                                                       ------        ------
     Total common equity                                1,551         1,494
  Preferred stock                                          80            80
                                                       ------        ------
       Total shareholders' equity                       1,631         1,574
  Long-term debt                                          506           579
                                                       ------        ------
         Total capitalization                           2,137         2,153
                                                       ------        ------
Current liabilities:
  Short-term debt                                          --            50
  Current portion of long-term debt                       175           100
  Accounts payable - trade                                195           160
  Accounts payable - other                                111            81
  Due to unconsolidated affiliates                         60           168
  Regulatory balancing accounts - net                     166            85
  Income taxes payable                                      8            --
  Dividends and interest payable                           37            31
  Regulatory liabilities                                   12            18
  Fixed-price contracts and other derivatives             103           103
  Other                                                   409           390
                                                       ------        ------
     Total current liabilities                          1,276         1,186
                                                       ------        ------

Deferred credits and other liabilities:
  Customer advances for construction                       28            24
  Post-retirement benefits other than pensions             86            88
  Deferred income taxes                                   138           110
  Deferred investment tax credits                          49            50
  Regulatory liabilities                                   99            86
  Fixed-price contracts and other derivatives             344           162
  Deferred credits and other liabilities                  297           312
  Preferred stock of subsidiary                            20            20
                                                       ------        ------
     Total deferred credits and other liabilities       1,061           852
                                                       ------        ------
Contingencies and commitments (Note 2)

Total liabilities and shareholders' equity             $4,474        $4,191
                                                       ======        ======

See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2002        2001
                                                         ------       -----
Cash Flows from Operating Activities
  Net Income                                              $  59      $  50
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             68         65
    Deferred income taxes and investment
      tax credits                                            16          9
    Changes in other assets                                  --         13
    Changes in other liabilities                            (12)        (3)
    Net changes in other working capital components         343        132
                                                          -----      -----
      Net cash provided by operating activities             474        266
                                                          -----      -----
Cash Flows from Investing Activities
  Capital expenditures                                      (70)       (46)
  Loans repaid by (paid to) affiliates                     (200)       190
                                                          -----      -----
      Net cash provided by (used in) investing
          activities                                       (270)       144
                                                          -----      -----
Cash Flows from Financing Activities
  Common dividends paid                                    (100)      (140)
  Preferred dividends paid                                   (1)        (1)
  Decrease in short-term debt                               (50)        --
                                                          -----      -----
      Net cash used in financing activities                (151)      (141)
                                                          -----      -----
Increase in cash and cash equivalents                        53        269
Cash and cash equivalents, January 1                         13        205
                                                          -----      -----
Cash and cash equivalents, March 31                       $  66      $ 474
                                                          =====      =====
Supplemental Disclosure of Cash Flow Information:

      Interest payments, net of amounts capitalized       $  13      $  21
                                                          =====      =====
      Income tax payments, net of refunds                 $  --      $ 102
                                                          =====      =====


See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                        Three Months Ended
                                                             March 31,
                                                         -----------------
                                                           2002      2001
                                                         -------   -------
Operating Revenues                                       $   722   $ 1,548
                                                         -------   -------

Operating Expenses
  Cost of natural gas distributed                            347     1,151
  Other operating expenses                                   168       186
  Depreciation                                                68        65
  Income taxes                                                48        44
  Other taxes and franchise payments                          24        34
                                                         -------   -------
    Total operating expenses                                 655     1,480
                                                         -------   -------
Operating Income                                              67        68
                                                         -------   -------
Other Income and (Deductions)
  Interest income                                              1         9
  Regulatory interest - net                                    1        (5)
  Allowance for equity funds used
    during construction                                        2         1
  Taxes on non-operating income                                4        (2)
  Other - net                                                  -        (1)
                                                         -------   -------
    Total                                                      8         2
                                                         -------   -------
Interest Charges
  Long-term debt                                               9        17
  Other                                                        7         3
  Allowance for borrowed funds used
    during construction                                       (1)       (1)
                                                         -------   -------
     Total                                                    15        19
                                                         -------   -------
Earnings Applicable to Common Shares                     $    60   $    51
                                                         =======   =======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                    March 31,   December 31,
                                                      2002          2001
                                                    ---------   ------------
ASSETS
Utility plant - at original cost                       $6,531        $6,467
Accumulated depreciation                               (3,769)       (3,710)
                                                       ------        ------
      Utility plant - net                               2,762         2,757
                                                       ------        ------
Current assets:
  Cash and cash equivalents                                66            13
  Accounts receivable - trade                             320           415
  Accounts receivable - other                              43            14
  Due from unconsolidated affiliates                      181            --
  Deferred income taxes                                    73            62
  Regulatory assets arising from fixed-price
     contracts and other derivatives                       94           103
  Fixed-price contracts and other derivatives              12            59
  Inventories                                              13            42
  Other                                                     3             4
                                                       ------        ------
      Total current assets                                805           712
                                                       ------        ------
Other assets:
  Regulatory assets arising from fixed-price
     contracts and other derivatives                      342           157
  Sundry                                                  144           136
                                                       ------        ------
      Total other assets                                  486           293
                                                       ------        ------
Total assets                                           $4,053        $3,762
                                                       ======        ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                    March 31,   December 31,
                                                      2002          2001
                                                    ---------   ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (100,000,000 shares authorized;
     91,300,000 shares outstanding)                    $  835        $  835
  Retained earnings                                       430           470
                                                       ------        ------
     Total common equity                                1,265         1,305
  Preferred stock                                          22            22
                                                       ------        ------
       Total shareholders' equity                       1,287         1,327
  Long-term debt                                          506           579
                                                       ------        ------
         Total capitalization                           1,793         1,906
                                                       ------        ------
Current liabilities:
  Short-term debt                                          --            50
  Current portion of long-term debt                       175           100
  Accounts payable - trade                                195           160
  Accounts payable - other                                111            81
  Due to unconsolidated affiliates                         --            24
  Regulatory balancing accounts - net                     166            85
  Income taxes payable                                     63            32
  Interest payable                                         33            29
  Regulatory liabilities                                   12            18
  Fixed-price contracts and other derivatives             103           103
  Other                                                   408           390
                                                       ------        ------
     Total current liabilities                          1,266         1,072
                                                       ------        ------

Deferred credits and other liabilities:
  Customer advances for construction                       28            24
  Deferred income taxes                                   209           183
  Deferred investment tax credits                          49            50
  Regulatory liabilities                                  185           174
  Fixed-price contracts and other derivatives             344           162
  Deferred credits and other liabilities                  179           191
                                                       ------        ------
     Total deferred credits and other liabilities         994           784
                                                       ------        ------
Contingencies and commitments (Note 2)

Total liabilities and shareholders' equity             $4,053        $3,762
                                                       ======        ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2002        2001
                                                         ------      ------
Cash Flows from Operating Activities
  Net income                                             $   60      $   51
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             68          65
    Deferred income taxes and investment tax credits         13           8
    Changes in other assets                                  --          13
    Changes in other liabilities                            (10)         --
    Net changes in other working capital components         342         135
                                                         ------      ------
      Net cash provided by operating activities             473         272
                                                         ------      ------
Cash Flows from Investing Activities
  Capital expenditures                                      (70)        (46)
  Loan repaid by (paid to) affiliate                       (200)        183
                                                         ------      ------
      Net cash provided by (used in) investing
          activities                                       (270)        137
                                                         ------      ------
Cash Flows from Financing Activities
  Dividends paid                                           (100)       (140)
  Decrease in short-term debt                               (50)         --
                                                         ------      ------
      Net cash used in financing activities                (150)       (140)
Increase in cash and cash equivalents                        53         269
Cash and cash equivalents, January 1                         13         205
                                                         ------      ------
Cash and cash equivalents, March 31                      $   66      $  474
                                                         ======      ======
Supplemental Disclosure of Cash Flow Information:
      Interest payments, net of amounts capitalized      $   11      $   15
                                                         ======      ======
      Income tax payments, net of refunds                $   --      $   90
                                                         ======      ======


See notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and of Southern California Gas Company (SoCalGas)(collectively referred to herein as the companies). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 energy services company. SoCalGas' common stock is wholly owned by PE. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

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

The companies' significant accounting policies are described in the notes to Consolidated Financial Statements in the companies' Annual Report on Form 10-K for the year ended December 31, 2001 (Annual
Report). The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the companies' Annual Report.

As described in the notes to Consolidated Financial Statements in the companies' Annual Report, SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." The former is not presently relevant to the companies.

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This applies to legal obligations associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The companies have not yet determined the precise effect of SFAS 143 on their Consolidated Balance Sheets, but have determined that it will not have a material impact on their Statements of Consolidated Income.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has not affected the companies' financial statements.

2.  MATERIAL CONTINGENCIES

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and allege that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to restrict pipeline capacity into California. Management believes the allegations are without merit.

Except for the matter referred to above, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the companies' financial condition or results of operations.

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


3.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.


                           Pacific Enterprises         SoCalGas
                           -------------------    -------------------
                           Three-month periods    Three-month periods
                             ended March 31,         ended March 31,
                           -------------------    -------------------
(Dollars in millions)       2002       2001         2002       2001
---------------------------------------------------------------------
Net income                  $  59      $  50        $  60      $  51

Financial instruments
   (Note 4)                    (1)*       --           (1)*       --

                            -----------------------------------------
   Comprehensive income     $  58      $  50        $  59      $  51
---------------------------------------------------------------------
* This did not affect the reported balance of accumulated other comprehensive income ($0 at the beginning and end of the period) due to rounding.


4.  FINANCIAL INSTRUMENTS

Note 8 of the notes to Consolidated Financial Statements in the companies' Annual Report discusses the companies' financial instruments, including the adoption of SFAS 133, accounting for derivative instruments and hedging activities, market risk, interest-rate risk management, energy derivatives and contracts, and fair value. Additional activity and information since January 1, 2002 related to financial instruments are described herein.

 At March 31, 2002, $12 million in current assets, $103 million in current liabilities and $344 million in noncurrent liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $94 million in current regulatory assets, $342 million in noncurrent regulatory assets, $2 million in regulatory balancing account liabilities and $1 million in other current liabilities were recorded in the Consolidated Balance Sheets as of March 31, 2002. For the three months ended March 31, 2002, $2 million in other operating losses were recorded in "Other - net" in the Statements of Consolidated Income. Additionally, $2 million was a market value adjustment to long-term debt related to a fixed-to-floating interest rate swap agreement.


ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of Operations contained in the companies' Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature and the FERC; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The companies' California utility operations have historically been a major source of liquidity. See further discussion in the companies' Annual Report.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three-month period ended March 31, 2002, the increase in cash flows from operations compared to the corresponding period in 2001 is primarily due to greater income tax payments made during the first quarter of 2001 compared to none made during the same period in 2002, and the increase in overcollected regulatory balancing accounts resulting from increased natural gas usage due to cooler winter weather.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $300 million for the full year 2002 and are being financed primarily by internally generated funds and security issuances. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three-month period ended March 31, 2002, cash flows used in financing activities increased from the corresponding period in 2001 due primarily to the repayment of short-term debt, partially offset by the decrease in common dividends paid.

In April 2002, Fitch, Inc. confirmed its prior credit ratings of the companies' debt; Standard & Poor's reduced its ratings of SoCalGas' secured debt one notch from AA- with a negative outlook to A+ with a stable outlook and made corresponding adjustments in the ratings and outlook of the companies' other debt, including reducing PE's preferred stock from A- to BBB+; and Moody's Investors Service, Inc., confirmed its prior ratings of the debt of SoCalGas.

RESULTS OF OPERATIONS

The companies' net income increased for the three-month period ended March 31, 2002, compared to the corresponding period in 2001 primarily due to lower operating and interest expenses in 2002.


The table below summarizes natural gas volumes and revenues by customer class for the three-month periods ended March 31, 2002 and 2001.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2002:
 Residential                       95     $  586         1    $  2          96     $  588
 Commercial and industrial         29        145        71      31         100        176
 Electric generation plants        --         --        43       7          43          7
 Wholesale                         --         --        45       3          45          3
                           --------------------------------------------------------------
                                  124     $  731       160    $ 43         284     $  774
 Balancing accounts and other                                                         (52)
                                                                                 --------
   Total                                                                           $  722
------------------------------------------------------------------------------------------
2001:
 Residential                      104     $1,096         1    $  2         105     $1,098
 Commercial and industrial         28        265        60      56          88        321
 Electric generation plants        --         --       100      26         100         26
 Wholesale                         --         --        52       9          52          9
                           --------------------------------------------------------------
                                  132     $1,361       213    $ 93         345      1,454
 Balancing accounts and other                                                          94
                                                                                 --------
   Total                                                                           $1,548
------------------------------------------------------------------------------------------


The decrease in natural gas revenues was primarily due to lower natural gas prices and decreased transportation for electric generation plants.

The decrease in the cost of natural gas distributed was primarily due to lower natural gas prices. Under the current regulatory framework, the cost of natural gas is passed on to customers without markup and changes in core-market natural gas prices do not affect net income since, as explained more fully in the Annual Report, current or future core customer rates normally recover the actual cost of natural gas on a substantially concurrent basis.


FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the companies' Annual Report.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." The former is not presently relevant to the companies. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations.

See further discussion in Note 1 of the notes to Consolidated
Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the companies subsequent to those discussed in the Annual Report. As noted in that report, SoCalGas may, at times, be exposed to limited market risk in its natural gas purchase and sale activities as a result of activities under SoCalGas' Gas Cost Incentive Mechanism. The risk is managed within the parameters of the companies' market-risk management and trading framework. As of March 31, 2002, the total Value at Risk of SoCalGas' natural gas positions was not material.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 5.  OTHER INFORMATION

A new collective bargaining agreement for field, technical and most clerical employees at SoCalGas represented by the Utility Workers' Union of America or the International Chemical Workers' Council has been negotiated. The new agreement on wages, hours and working conditions is in effect through December 31, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Fixed Charges of PE.

12.2   Computation of Ratio of Earnings to Fixed Charges of
      SoCalGas.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after December 31, 2001.




                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly cause this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: May 9, 2002              By:  /s/  F. H. Ault
                                    ----------------------------

                                           F. H. Ault
                                    Sr. Vice President and Controller





                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)


                                 By:  /s/  D.L. Reed
                                    ---------------------------
                                           D.L. Reed
                                           President and
                                           Chief Financial Officer