Form 10-Q
period 2002-06-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2002-08-14
CIK 75527, 92108

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               June 30, 2002
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

                                                        Three Months Ended
                                                              June 30,
                                                        ------------------
                                                          2002       2001
                                                        -------    -------
Operating Revenues                                      $   680    $   927
                                                        -------    -------

Operating Expenses
  Cost of natural gas distributed                           269        533
  Other operating expenses                                  220        200
  Depreciation                                               68         67
  Income taxes                                               42         38
  Other taxes and franchise payments                         23         26
                                                        -------    -------
    Total operating expenses                                622        864
                                                        -------    -------
Operating Income                                             58         63
                                                        -------    -------
Other Income and (Deductions)
  Interest income                                             4         12
  Regulatory interest - net                                  (2)        (1)
  Allowance for equity funds used
    during construction                                       2          1
  Taxes on non-operating income                              --         (3)
  Preferred dividends of subsidiaries                        (1)        (1)
  Other - net                                                 2          2
                                                        -------    -------
    Total                                                     5         10
                                                        -------    -------
Interest Charges
  Long-term debt                                             10         16
  Other                                                       3          8
                                                        -------    -------
    Total                                                    13         24
                                                        -------    -------
Net Income                                                   50         49
Preferred Dividend Requirements                               1          1
                                                        -------    -------
Earnings Applicable to Common Shares                    $    49    $    48
                                                        =======    =======
See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                          Six Months Ended
                                                              June 30,
                                                         -----------------
                                                           2002      2001
                                                         -------   -------
Operating Revenues                                       $ 1,402   $ 2,475
                                                         -------   -------

Operating Expenses
  Cost of natural gas distributed                            616     1,684
  Other operating expenses                                   391       389
  Depreciation                                               136       132
  Income taxes                                                89        80
  Other taxes and franchise payments                          47        59
                                                         -------   -------
    Total operating expenses                               1,279     2,344
                                                         -------   -------
Operating Income                                             123       131
                                                         -------   -------
Other Income and (Deductions)
  Interest income                                              6        29
  Regulatory interest - net                                   (1)       (6)
  Allowance for equity funds used
    during construction                                        4         2
  Taxes on non-operating income                                3        (5)
  Preferred dividends of subsidiaries                         (1)       (1)
  Other - net                                                  5        (2)
                                                         -------   -------
    Total                                                     16        17
                                                         -------   -------
Interest Charges
  Long-term debt                                              19        33
  Other                                                       12        17
  Allowance for borrowed funds used
    during construction                                       (1)       (1)
                                                         -------   -------
    Total                                                     30        49
                                                         -------   -------
Net Income                                                   109        99
Preferred Dividend Requirements                                2         2
                                                         -------   -------
Earnings Applicable to Common Shares                     $   107   $    97
                                                         =======   =======
See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                    ------------------------
                                                     June 30,   December 31,
                                                      2002          2001
                                                    ---------   ------------
ASSETS
Property, plant and equipment                          $6,716        $6,590
Accumulated depreciation                               (3,909)       (3,793)
                                                       ------        ------
      Property, plant and equipment - net               2,807         2,797
                                                       ------        ------
Current assets:
  Cash and cash equivalents                                41            13
  Accounts receivable - trade                             233           415
  Accounts receivable - other                              14            14
  Due from unconsolidated affiliates                      288            --
  Income taxes receivable                                  --            20
  Deferred income taxes                                    59            33
  Regulatory assets arising from fixed-price
     contracts and other derivatives                       71           103
  Fixed-price contracts and other derivatives               4            59
  Inventories                                              19            42
  Other                                                     4             4
                                                       ------        ------
      Total current assets                                733           703
                                                       ------        ------
Other assets:
  Due from unconsolidated affiliates                      324           409
  Regulatory assets arising from fixed-price
     contracts and other derivatives                      394           157
  Sundry                                                  143           125
                                                       ------        ------
      Total other assets                                  861           691
                                                       ------        ------
Total assets                                           $4,401        $4,191
                                                       ======        ======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                    ------------------------
                                                     June 30,   December 31,
                                                      2002          2001
                                                    ---------   ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (600,000,000 shares authorized;
     83,917,664 shares outstanding)                    $1,318        $1,317
  Retained earnings                                       184           177
                                                       ------        ------
     Total common equity                                1,502         1,494
  Preferred stock                                          80            80
                                                       ------        ------
       Total shareholders' equity                       1,582         1,574
  Long-term debt                                          510           579
                                                       ------        ------
         Total capitalization                           2,092         2,153
                                                       ------        ------
Current liabilities:
  Short-term debt                                          --            50
  Accounts payable - trade                                204           160
  Accounts payable - other                                 47            81
  Due to unconsolidated affiliates                         74           168
  Regulatory balancing accounts - net                     136            85
  Interest payable                                         34            30
  Regulatory liabilities                                    7            18
  Fixed-price contracts and other derivatives              78           103
  Current portion of long-term debt                       175           100
  Other                                                   441           391
                                                       ------        ------
     Total current liabilities                          1,196         1,186
                                                       ------        ------

Deferred credits and other liabilities:
  Customer advances for construction                       27            24
  Post-retirement benefits other than pensions             84            88
  Deferred income taxes                                   131           110
  Deferred investment tax credits                          48            50
  Regulatory liabilities                                  111            86
  Fixed-price contracts and other derivatives             394           162
  Deferred credits and other liabilities                  298           312
  Preferred stock of subsidiary                            20            20
                                                       ------        ------
     Total deferred credits and other liabilities       1,113           852
                                                       ------        ------
Contingencies and commitments (Note 2)

Total liabilities and shareholders' equity             $4,401        $4,191
                                                       ======        ======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

                                                          Six Months Ended
                                                              June 30,
                                                         ------------------
                                                          2002        2001
                                                         ------      ------
Cash Flows from Operating Activities
  Net Income                                             $  109       $  99
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            136         132
    Deferred income taxes and investment
      tax credits                                            (8)          8
    Changes in other assets                                  (1)         (4)
    Changes in other liabilities                            (14)         51
    Net changes in other working capital components         399         134
                                                          -----       -----
      Net cash provided by operating activities             621         420
                                                          -----       -----
Cash Flows from Investing Activities
  Capital expenditures                                     (143)       (114)
  Loan to affiliate - net                                  (298)        215
                                                          -----       -----
      Net cash provided by (used in) investing
          activities                                       (441)        101
                                                          -----       -----
Cash Flows from Financing Activities
  Common dividends paid                                    (100)       (190)
  Preferred dividends paid                                   (2)         (2)
  Decrease in short-term debt                               (50)         --
  Other                                                      --          (3)
                                                          -----       -----
      Net cash used in financing activities                (152)       (195)
                                                          -----       -----
Increase in cash and cash equivalents                        28         326
Cash and cash equivalents, January 1                         13         205
                                                          -----       -----
Cash and cash equivalents, June 30                        $  41       $ 531
                                                          =====       =====
Supplemental Disclosure of Cash Flow Information:

      Interest payments, net of amounts capitalized       $  24       $  49
                                                          =====       =====
      Income tax payments, net of refunds                 $  74       $ 130
                                                          =====       =====


See notes to Consolidated Financial Statements.




SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                        Three Months Ended
                                                              June 30,
                                                        ------------------
                                                          2002       2001
                                                        -------    -------
Operating Revenues                                      $   680    $   927
                                                        -------    -------

Operating Expenses
  Cost of natural gas distributed                           269        533
  Other operating expenses                                  218        198
  Depreciation                                               68         67
  Income taxes                                               44         38
  Other taxes and franchise payments                         23         26
                                                        -------    -------
    Total operating expenses                                622        862
                                                        -------    -------
Operating Income                                             58         65
                                                        -------    -------
Other Income and (Deductions)
  Interest income                                             1          7
  Regulatory interest - net                                  (2)        (1)
  Allowance for equity funds used
    during construction                                       2          1
  Taxes on non-operating income                               1         (2)
                                                        -------    -------
    Total                                                     2          5
                                                        -------    -------
Interest Charges
  Long-term debt                                             10         16
  Other                                                      (2)         6
                                                        -------    -------
    Total                                                     8         22
                                                        -------    -------
Net Income                                                   52         48
Preferred Dividend Requirements                               1          1
                                                        -------    -------
Earnings Applicable to Common Shares                    $    51    $    47
                                                        =======    =======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                          Six Months Ended
                                                              June 30,
                                                         -----------------
                                                           2002      2001
                                                         -------   -------
Operating Revenues                                       $ 1,402   $ 2,475
                                                         -------   -------
Operating Expenses
  Cost of natural gas distributed                            616     1,684
  Other operating expenses                                   386       384
  Depreciation                                               136       132
  Income taxes                                                92        82
  Other taxes and franchise payments                          47        59
                                                         -------   -------
    Total operating expenses                               1,277     2,341
                                                         -------   -------
Operating Income                                             125       134
                                                         -------   -------
Other Income and (Deductions)
  Interest income                                              2        16
  Regulatory interest - net                                   (1)       (6)
  Allowance for equity funds used
    during construction                                        4         2
  Taxes on non-operating income                                5        (4)
  Other - net                                                 --        (1)
                                                         -------   -------
    Total                                                     10         7
                                                         -------   -------
Interest Charges
  Long-term debt                                              19        33
  Other                                                        5         9
  Allowance for borrowed funds used
    during construction                                       (1)       (1)
                                                         -------   -------
    Total                                                     23        41
                                                         -------   -------
Net Income                                                   112       100
Preferred Dividend Requirements                                1         1
                                                         -------   -------
Earnings Applicable to Common Shares                     $   111   $    99
                                                         =======   =======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                    ------------------------
                                                     June 30,   December 31,
                                                      2002          2001
                                                    ---------   ------------
ASSETS
Utility plant - at original cost                       $6,591        $6,467
Accumulated depreciation                               (3,823)       (3,710)
                                                       ------        ------
      Utility plant - net                               2,768         2,757
                                                       ------        ------
Current assets:
  Cash and cash equivalents                                41            13
  Accounts receivable - trade                             233           415
  Accounts receivable - other                              14            14
  Due from unconsolidated affiliates                      289            --
  Deferred income taxes                                    88            62
  Regulatory assets arising from fixed-price
     contracts and other derivatives                       71           103
  Fixed-price contracts and other derivatives               4            59
  Inventories                                              19            42
  Other                                                     4             4
                                                       ------        ------
      Total current assets                                763           712
                                                       ------        ------
Other assets:
  Regulatory assets arising from fixed-price
     contracts and other derivatives                      394           157
  Sundry                                                  155           136
                                                       ------        ------
      Total other assets                                  549           293
                                                       ------        ------
Total assets                                           $4,080        $3,762
                                                       ======        ======

See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                    ------------------------
                                                     June 30,   December 31,
                                                      2002          2001
                                                    ---------   ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (100,000,000 shares authorized;
     91,300,000 shares outstanding)                    $  836        $  835
  Retained earnings                                       481           470
                                                       ------        ------
     Total common equity                                1,317         1,305
  Preferred stock                                          22            22
                                                       ------        ------
       Total shareholders' equity                       1,339         1,327
  Long-term debt                                          510           579
                                                       ------        ------
         Total capitalization                           1,849         1,906
                                                       ------        ------
Current liabilities:
  Short-term debt                                          --            50
  Accounts payable - trade                                204           160
  Accounts payable - other                                 47            81
  Due to unconsolidated affiliates                         12            24
  Regulatory balancing accounts - net                     136            85
  Income taxes payable                                     57            32
  Interest payable                                         30            29
  Regulatory liabilities                                    7            18
  Fixed-price contracts and other derivatives              78           103
  Current portion of long-term debt                       175           100
  Other                                                   440           390
                                                       ------        ------
     Total current liabilities                          1,186         1,072
                                                       ------        ------

Deferred credits and other liabilities:
  Customer advances for construction                       27            24
  Deferred income taxes                                   200           183
  Deferred investment tax credits                          48            50
  Regulatory liabilities                                  194           174
  Fixed-price contracts and other derivatives             394           162
  Deferred credits and other liabilities                  182           191
                                                       ------        ------
     Total deferred credits and other liabilities       1,045           784
                                                       ------        ------
Contingencies and commitments (Note 2)

Total liabilities and shareholders' equity             $4,080        $3,762
                                                       ======        ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                          Six Months Ended
                                                              June 30,
                                                         ------------------
                                                          2002        2001
                                                         ------      ------
Cash Flows from Operating Activities
  Net income                                             $  112      $  100
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            136         132
    Deferred income taxes and investment tax credits        (12)         10
    Changes in other assets                                  --          (4)
    Changes in other liabilities                            (12)         26
    Net changes in other working capital components         396         134
                                                         ------      ------
      Net cash provided by operating activities             620         398
                                                         ------      ------
Cash Flows from Investing Activities
  Capital expenditures                                     (143)       (114)
  Loan to affiliate - net                                  (298)        233
                                                         ------      ------
      Net cash provided by (used in) investing
          activities                                       (441)        119
                                                         ------      ------
Cash Flows from Financing Activities
  Dividends paid                                           (101)       (191)
  Decrease in short-term debt                               (50)         --
                                                         ------      ------
      Net cash used in financing activities                (151)       (191)
                                                         ------      ------
Increase in cash and cash equivalents                        28         326
Cash and cash equivalents, January 1                         13         205
                                                         ------      ------
Cash and cash equivalents, June 30                       $   41      $  531
                                                         ======      ======
Supplemental Disclosure of Cash Flow Information:
      Interest payments, net of amounts capitalized      $   22      $   41
                                                         ======      ======
      Income tax payments, net of refunds                $   74      $  137
                                                         ======      ======


See notes to Consolidated Financial Statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and of Southern California Gas Company (SoCalGas)(collectively referred to herein as the companies). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, which also indirectly owns the common stock of San Diego Gas & Electric (SDG&E). SoCalGas and SDG&E are collectively referred to herein as "the California utilities." SoCalGas' common stock is wholly owned by PE. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the companies' Annual Report on Form 10-K for the year ended December 31, 2001 (Annual Report) and Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

The companies' significant accounting policies are described in Note 2 of the notes to Consolidated Financial Statements in the companies' Annual Report. The same accounting policies are followed for interim reporting purposes.

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

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144, which governs the determination of whether the carrying value of certain assets, primarily property, plant and equipment, should be reduced, has not affected the companies' financial statements.

In June, 2002, a consensus was reached in Emerging Issues Task Force (EITF) Issue 02-3, which codifies existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Most of the consensus is not applicable to PE and SoCalGas, because of the way the companies conduct business and the requirements of SFAS 71. However, at a later date, the EITF will also address the application of fair value accounting in situations where there is very little market information, including whether it is appropriate to use fair-value accounting and, if so, how fair value should be determined.

2.  MATERIAL CONTINGENCIES

GAS INDUSTRY RESTRUCTURING

As discussed in Note 15 of the notes to Consolidated Financial Statements in the Annual Report, in December 2001 the CPUC issued a decision related to gas industry restructuring, with implementation anticipated during 2002. However, during the quarter ended June 30, 2002, implementation has been delayed and the CPUC may order additional hearings.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

In January 2002, the CPUC issued a decision that broadly determined that a holding company would be required to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. Also in January 2002, the CPUC ruled that it had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company subsequently filed a request for rehearing on the issues. On July 17, 2002, the CPUC denied a rehearing. The company is planning to seek judicial review of the orders in the California Court of Appeals. The company must file its appeal no later than August 21, 2002.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. and several of its affiliates, sought to maintain their positions in the natural gas market by agreeing, among other things, to restrict the supply of natural gas into Southern California. Management believes the allegations are without merit.

Except for the matter referred to above, neither the companies' nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the companies' financial condition or results of operations.

In response to an inquiry by the Federal Energy Regulatory Commission
(FERC), SoCalGas has denied engaging in "wash" or "round trip" trading transactions. It is also cooperating with the FERC and other governmental agencies and officials in their various investigations of the California energy markets.

QUASI-REORGANIZATION

In 1993, PEdivested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Management believes the remaining balances of the liabilities established in connection with the quasi-reorganization are adequate.

3.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                              Pacific Enterprises                  SoCalGas
                           -----------------------------  ----------------------------
                          Three Months    Six Months       Three Months    Six Months
                              Ended         Ended             Ended          Ended
                             June 30,       June 30,         June 30,      June 30,
                           -----------------------------  ----------------------------
(Dollars in millions)       2002   2001   2002   2001       2002   2001   2002   2001
--------------------------------------------------------------------------------------
Net income                  $ 50   $ 49   $ 109  $ 99       $ 52   $ 48   $ 112  $100

Financial instruments
   (Note 4)                   --     --      (1)*  --         --     --      (1)*  --

Minimum pension liability
   adjustments                --      1      --     1         --      1      --     1
                            ----------------------------------------------------------
   Comprehensive income     $ 50   $ 50   $ 108  $100       $ 52  $  49   $ 111  $101
--------------------------------------------------------------------------------------
* This did not affect the reported balance of accumulated other comprehensive income related to this topic ($0 at the beginning and end of the period) due to rounding.



4. FINANCIAL INSTRUMENTS

Note 8 of the notes to Consolidated Financial Statements in the companies' Annual Report discusses the companies' financial instruments, including the adoption of SFAS 133 and SFAS 138, accounting for derivative instruments and hedging activities, market risk, interest-rate risk management, energy derivatives and contracts, and fair value. Additional activity and information since January 1, 2002 related to financial instruments are described herein.

At June 30, 2002, $4 million in current assets, $3 million in sundry other assets, $78 million in current liabilities and $394 million in deferred credits and other liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $71 million in current regulatory assets, $394 million in noncurrent regulatory assets, and $1 million in current regulatory liabilities were recorded in the Consolidated Balance Sheets as of June 30, 2002. For the six months ended June 30, 2002, $2 million of losses were recorded in operating revenues in the Statements of Consolidated Income. Additionally, a market value adjustment of $6 million was made to long-term debt relating to a fixed-to-floating interest rate swap agreement.


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

CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2002, the increase in cash flows from operations compared to the corresponding period in 2001 was primarily due to increases in overcollected regulatory balancing accounts and customer deposits in 2002 and greater income tax payments made during the first six months of 2001 compared to the same period in 2002.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six-month period ended June 30, 2002, the increase in cash flows used in investing activities compared to the corresponding period in 2001 was primarily due to advances to Sempra Energy, which are payable on demand, and increased capital expenditures.

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

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2002, cash flows used in financing activities decreased from the corresponding period in 2001 due primarily to the decrease in common dividends paid, partially offset by the repayment of short-term debt.

In May 2002, SDG&E and SoCalGas replaced their individual revolving lines of credit with a combined revolving credit agreement under which each utility may individually borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. Each utility's revolving credit line expires on May 16, 2003, at which time it may convert its then outstanding borrowings to a one-year term loan subject to having obtained any requisite regulatory approvals relating to long-term debt. Borrowings under the agreement, which are available for general corporate purposes including back-up support for commercial paper and variable-rate long-term debt, would bear interest at rates varying with market rates and the individual borrowing utility's credit rating. The agreement requires each utility individually to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 60%. The rights, obligations and covenants of each utility under the agreement are individual rather than joint with those of the other utility, and a default by one utility would not constitute a default by the other. These lines of credit were unused at June 30, 2002.

In April 2002, Fitch, Inc. confirmed its prior credit ratings of the companies' debt; Standard & Poor's reduced its ratings of the companies' secured debt one notch from AA- with a negative outlook to A+ with a stable outlook and made corresponding adjustments in the ratings and outlook of the companies' other debt including reducing PE's preferred stock from A-to BBB+; and Moody's Investors Service, Inc., confirmed its prior ratings of the debt of SoCalGas.



RESULTS OF OPERATIONS

The companies' net income increased for the three-month and six-month periods ended June 30, 2002, compared to the corresponding period in 2001 primarily due to lower interest expense in 2002.

The table below summarizes natural gas volumes and revenues by customer class for the six-month periods ended June 30, 2002 and 2001.



Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2002:
 Residential                      144     $  968         1    $  4         145     $  972
 Commercial and industrial         53        271       142      76         195        347
 Electric generation plants        --         --        85      15          85         15
 Wholesale                         --         --        83      10          83         10
                           --------------------------------------------------------------
                                  197     $1,239       311    $105         508     $1,344
 Balancing accounts and other                                                          58
                                                                                 --------
   Total                                                                           $1,402
------------------------------------------------------------------------------------------
2001:
 Residential                      151     $1,598         1    $  3         152     $1,601
 Commercial and industrial         49        445       122      93         171        538
 Electric generation plants        --         --       188      47         188         47
 Wholesale                         --         --        90      18          90         18
                           --------------------------------------------------------------
                                  200     $2,043       401    $161         601      2,204
 Balancing accounts and other                                                         271
                                                                                 --------
   Total                                                                           $2,475
------------------------------------------------------------------------------------------


The decrease in natural gas revenues was primarily due to lower natural gas commodity prices and decreased transportation for electric generation plants.

The decrease in the cost of natural gas distributed was primarily due to lower natural gas commodity prices. Under the current regulatory framework, the cost of natural gas is passed on to customers without markup and changes in natural gas commodity prices do not affect net income since, as explained more fully in the Annual Report, current or future customer rates normally recover the actual commodity cost of natural gas on a substantially concurrent basis, subject to the mechanisms under performance-based ratemaking as explained in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the companies' Annual Report.



Gas and Electric Rates

The CPUC has adopted a settlement proposed by SoCalGas in a recent case involving review of its Gas Cost Incentive Mechanism (GCIM). The CPUC decision finds that this mechanism, which allows SoCalGas to receive a share of the savings it achieves in buying natural gas for core customers, should continue indefinitely. Savings are determined by comparing the actual cost of gas purchases to a benchmark of monthly prices. SoCalGas has requested that the CPUC approve rewards of $30.8 million and $17 million for the last two completed program years. No rewards will be included in SoCalGas' earnings until approved by the CPUC. CPUC approval may be delayed pending the Commission's investigation into the run-up in California border natural gas prices during the winter of 2000-2001.

The California utilities will file applications with the CPUC in December 2002 to set new base rates. A CPUC decision is expected in late 2003, with new rates to become effective in 2004.

The California utilities have earned rewards for successful implementation of Demand-Side Management programs that have been scheduled by the CPUC for payout over several years. In a recent ruling, a CPUC Administrative Law Judge has indicated an intent to reanalyze the uncollected portion of past rewards earned by utilities (which have not been included in SoCalGas' income), and potentially recompute the amount of the rewards. The California utilities will oppose the recomputation.

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

As of June 30, 2002, the total Value at Risk of SoCalGas' natural gas positions was not material.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 2 of the notes to Consolidated Financial Statements, neither the companies' nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Fixed Charges of PE.

12.2	  Computation of Ratio of Earnings to Fixed Charges of
      SoCalGas.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after March 31, 2002.





                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly cause this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: August 13, 2002            By:  /s/  F. H. Ault
                                    ----------------------------

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