Form 10-Q
period 2002-09-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2002-11-08
CIK 75527, 92108

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                               September 30, 2002
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                          2002       2001
                                                        -------    -------
Operating Revenues                                      $   597    $   561
                                                        -------    -------

Operating Expenses
  Cost of natural gas distributed                           192        163
  Other operating expenses                                  207        188
  Depreciation                                               69         68
  Income taxes                                               46         50
  Franchise payments and other taxes                         20         20
                                                        -------    -------
    Total operating expenses                                534        489
                                                        -------    -------
Operating Income                                             63         72
                                                        -------    -------
Other Income and (Deductions)
  Interest income                                             2          8
  Regulatory interest - net                                  --         (2)
  Allowance for equity funds used
    during construction                                       2          2
  Taxes on non-operating income                              --         (1)
  Other - net                                                 2         (1)
                                                        -------    -------
    Total                                                     6          6
                                                        -------    -------
Interest Charges
  Long-term debt                                              8         17
  Other                                                       7          5
  Allowance for borrowed funds used
    during construction                                      (1)        (1)
                                                        -------    -------
    Total                                                    14         21
                                                        -------    -------
Net Income                                                   55         57
Preferred Dividend Requirements                               1          1
                                                        -------    -------
Earnings Applicable to Common Shares                    $    54    $    56
                                                        =======    =======
See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                         Nine Months Ended
                                                            September 30,
                                                         -----------------
                                                           2002      2001
                                                         -------   -------
Operating Revenues                                       $ 1,999   $ 3,036
                                                         -------   -------

Operating Expenses
  Cost of natural gas distributed                            808     1,847
  Other operating expenses                                   598       580
  Depreciation                                               205       200
  Income taxes                                               135       130
  Franchise payments and other payments                       67        79
                                                         -------   -------
    Total operating expenses                               1,813     2,836
                                                         -------   -------
Operating Income                                             186       200
                                                         -------   -------
Other Income and (Deductions)
  Interest income                                              8        37
  Regulatory interest - net                                   (1)       (8)
  Allowance for equity funds used
    during construction                                        6         4
  Taxes on non-operating income                                3        (5)
  Preferred dividends of subsidiaries                         (1)       (1)
  Other - net                                                  7        (1)
                                                         -------   -------
    Total                                                     22        26
                                                         -------   -------
Interest Charges
  Long-term debt                                              27        50
  Other                                                       19        22
  Allowance for borrowed funds used
    during construction                                       (2)       (2)
                                                         -------   -------
    Total                                                     44        70
                                                         -------   -------
Net Income                                                   164       156
Preferred Dividend Requirements                                3         3
                                                         -------   -------
Earnings Applicable to Common Shares                     $   161   $   153
                                                         =======   =======
See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                  ---------------------------
                                                  September 30,   December 31,
                                                      2002           2001
                                                  ------------   ------------
ASSETS
Property, plant and equipment                          $6,779        $6,590
Accumulated depreciation                               (3,970)       (3,793)
                                                       ------        ------
      Property, plant and equipment - net               2,809         2,797
                                                       ------        ------
Current assets:
  Cash and cash equivalents                                12            13
  Accounts receivable - trade                             193           415
  Accounts receivable - other                               5            14
  Due from unconsolidated affiliates                      127            --
  Income taxes receivable                                  31            20
  Deferred income taxes                                    83            33
  Regulatory assets arising from fixed-price
     contracts and other derivatives                       67           103
  Fixed-price contracts and other derivatives               2            59
  Inventories                                              67            42
  Other                                                    12             4
                                                       ------        ------
      Total current assets                                599           703
                                                       ------        ------
Other assets:
  Due from unconsolidated affiliates                      320           409
  Regulatory assets arising from fixed-price
     contracts and other derivatives                      284           157
  Sundry                                                  149           125
                                                       ------        ------
      Total other assets                                  753           691
                                                       ------        ------
Total assets                                           $4,161        $4,191
                                                       ======        ======

See notes to Consolidated Financial Statements.




PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions                                        Balance at
<caption>                                         ---------------------------
                                                  September 30,   December 31,
                                                      2002           2001
                                                  ------------   ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (600,000,000 shares authorized;
     83,917,664 shares outstanding)                    $1,319        $1,317
  Retained earnings                                       238           177
                                                       ------        ------
     Total common equity                                1,557         1,494
  Preferred stock                                          80            80
                                                       ------        ------
       Total shareholders' equity                       1,637         1,574
  Long-term debt                                          508           579
                                                       ------        ------
         Total capitalization                           2,145         2,153
                                                       ------        ------
Current liabilities:
  Short-term debt                                          --            50
  Accounts payable - trade                                117           160
  Accounts payable - other                                 29            81
  Due to unconsolidated affiliates                         83           168
  Regulatory balancing accounts - net                      68            85
  Interest payable                                         37            30
  Regulatory liabilities                                    8            18
  Fixed-price contracts and other derivatives              70           103
  Current portion of long-term debt                        75           100
  Customer deposits                                       129            42
  Other                                                   360           349
                                                       ------        ------
     Total current liabilities                            976         1,186
                                                       ------        ------
Deferred credits and other liabilities:
  Customer advances for construction                       29            24
  Post-retirement benefits other than pensions             82            88
  Deferred income taxes                                   156           110
  Deferred investment tax credits                          47            50
  Regulatory liabilities                                  114            86
  Fixed-price contracts and other derivatives             284           162
  Deferred credits and other liabilities                  308           312
  Preferred stock of subsidiary                            20            20
                                                       ------        ------
     Total deferred credits and other liabilities       1,040           852
                                                       ------        ------
Contingencies and commitments (Note 2)

Total liabilities and shareholders' equity             $4,161        $4,191
                                                       ======        ======
See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                          2002        2001
                                                         ------      ------
Cash Flows from Operating Activities
  Net Income                                             $  164       $ 156
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            205         200
    Deferred income taxes and investment tax credits         (7)         18
    Changes in other assets                                  (1)         --
    Changes in other liabilities                             (5)         62
    Net changes in other working capital components         253        (179)
                                                          -----       -----
      Net cash provided by operating activities             609         257
                                                          -----       -----
Cash Flows from Investing Activities
  Capital expenditures                                     (213)       (190)
  Loan (to) from affiliate - net                           (144)         88
                                                          -----       -----
      Net cash used in investing activities                (357)       (102)
                                                          -----       -----
Cash Flows from Financing Activities
  Common dividends paid                                    (100)       (190)
  Preferred dividends paid                                   (3)         (3)
  Decrease in short-term debt                               (50)         --
  Payment of long-term debt                                (100)         --
  Other                                                      --          (3)
                                                          -----       -----
      Net cash used in financing activities                (253)       (196)
                                                          -----       -----
Change in cash and cash equivalents                          (1)        (41)
Cash and cash equivalents, January 1                         13         205
                                                          -----       -----
Cash and cash equivalents, September 30                   $  12       $ 164
                                                          =====       =====
Supplemental Disclosure of Cash Flow Information:

      Interest payments, net of amounts capitalized       $  34       $  66
                                                          =====       =====
      Income tax payments, net of refunds                 $ 151       $ 192
                                                          =====       =====


See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                          2002       2001
                                                        -------    -------
Operating Revenues                                      $   597    $   561
                                                        -------    -------

Operating Expenses
  Cost of natural gas distributed                           192        163
  Other operating expenses                                  205        188
  Depreciation                                               69         68
  Income taxes                                               47         49
  Franchise payments and other taxes                         20         20
                                                        -------    -------
    Total operating expenses                                533        488
                                                        -------    -------
Operating Income                                             64         73
                                                        -------    -------
Other Income and (Deductions)
  Interest income                                             1          4
  Regulatory interest - net                                  --         (2)
  Allowance for equity funds used
    during construction                                       2          2
  Taxes on non-operating income                              --         (1)
                                                        -------    -------
    Total                                                     3          3
                                                        -------    -------
Interest Charges
  Long-term debt                                              8         17
  Other                                                       4          3
  Allowance for borrowed funds used
    during construction                                      (1)        (1)
                                                        -------    -------
    Total                                                    11         19
                                                        -------    -------
Earnings Applicable to Common Shares                    $    56    $    57
                                                        =======    =======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           2002      2001
                                                         -------   -------
Operating Revenues                                       $ 1,999   $ 3,036
                                                         -------   -------
Operating Expenses
  Cost of natural gas distributed                            808     1,847
  Other operating expenses                                   591       572
  Depreciation                                               205       200
  Income taxes                                               139       131
  Franchise payments and other taxes                          67        79
                                                         -------   -------
    Total operating expenses                               1,810     2,829
                                                         -------   -------
Operating Income                                             189       207
                                                         -------   -------
Other Income and (Deductions)
  Interest income                                              3        20
  Regulatory interest - net                                   (1)       (8)
  Allowance for equity funds used
    during construction                                        6         4
  Taxes on non-operating income                                5        (5)
  Other - net                                                 --        (1)
                                                         -------   -------
    Total                                                     13        10
                                                         -------   -------
Interest Charges
  Long-term debt                                              27        50
  Other                                                        9        12
  Allowance for borrowed funds used
    during construction                                       (2)       (2)
                                                         -------   -------
    Total                                                     34        60
                                                         -------   -------
Net Income                                                   168       157
Preferred Dividend Requirements                                1         1
                                                         -------   -------
Earnings Applicable to Common Shares                     $   167   $   156
                                                         =======   =======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                   --------------------------
                                                   September 30,  December 31,
                                                       2002          2001
                                                   ------------- ------------
ASSETS
Utility plant - at original cost                       $6,655        $6,467
Accumulated depreciation                               (3,884)       (3,710)
                                                       ------        ------
      Utility plant - net                               2,771         2,757
                                                       ------        ------
Current assets:
  Cash and cash equivalents                                12            13
  Accounts receivable - trade                             193           415
  Accounts receivable - other                               5            14
  Due from unconsolidated affiliates                      130            --
  Deferred income taxes                                   113            62
  Regulatory assets arising from fixed-price
     contracts and other derivatives                       67           103
  Fixed-price contracts and other derivatives               2            59
  Inventories                                              67            42
  Other                                                    11             4
                                                       ------        ------
      Total current assets                                600           712
                                                       ------        ------
Other assets:
  Regulatory assets arising from fixed-price
     contracts and other derivatives                      284           157
  Sundry                                                  160           136
                                                       ------        ------
      Total other assets                                  444           293
                                                       ------        ------
Total assets                                           $3,815        $3,762
                                                       ======        ======

See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions                                         Balance at
<caption>                                          ---------------------------
                                                   September 30,  December 31,
                                                       2002          2001
                                                   -------------  ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (100,000,000 shares authorized;
     91,300,000 shares outstanding)                    $  837        $  835
  Retained earnings                                       537           470
                                                       ------        ------
     Total common equity                                1,374         1,305
  Preferred stock                                          22            22
                                                       ------        ------
       Total shareholders' equity                       1,396         1,327
  Long-term debt                                          508           579
                                                       ------        ------
         Total capitalization                           1,904         1,906
                                                       ------        ------
Current liabilities:
  Short-term debt                                          --            50
  Accounts payable - trade                                117           160
  Accounts payable - other                                 29            81
  Due to unconsolidated affiliates                         20            24
  Regulatory balancing accounts - net                      68            85
  Income taxes payable                                     27            32
  Interest payable                                         34            29
  Regulatory liabilities                                    8            18
  Fixed-price contracts and other derivatives              70           103
  Current portion of long-term debt                        75           100
  Customer deposits                                       129            42
  Other                                                   360           348
                                                       ------        ------
     Total current liabilities                            937         1,072
                                                       ------        ------

Deferred credits and other liabilities:
  Customer advances for construction                       29            24
  Deferred income taxes                                   225           183
  Deferred investment tax credits                          47            50
  Regulatory liabilities                                  196           174
  Fixed-price contracts and other derivatives             284           162
  Deferred credits and other liabilities                  193           191
                                                       ------        ------
     Total deferred credits and other liabilities         974           784
                                                       ------        ------
Contingencies and commitments (Note 2)

Total liabilities and shareholders' equity             $3,815        $3,762
                                                       ======        ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                          2002        2001
                                                         ------      ------
Cash Flows from Operating Activities
  Net income                                             $  168      $  157
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            205         200
    Deferred income taxes and investment tax credits        (12)         18
    Changes in other liabilities                             (3)         40
    Net changes in other working capital components         249        (179)
                                                         ------      ------
      Net cash provided by operating activities             607         236
                                                         ------      ------
Cash Flows from Investing Activities
  Capital expenditures                                     (213)       (190)
  Loan (to) from affiliate - net                           (144)        104
                                                         ------      ------
      Net cash used in investing activities                (357)        (86)
                                                         ------      ------
Cash Flows from Financing Activities
  Dividends paid                                           (101)       (191)
  Payment of long-term debt                                (100)         --
  Decrease in short-term debt                               (50)         --
                                                         ------      ------
      Net cash used in financing activities                (251)       (191)
                                                         ------      ------
Change in cash and cash equivalents                          (1)        (41)
Cash and cash equivalents, January 1                         13         205
                                                         ------      ------
Cash and cash equivalents, September 30                  $   12      $  164
                                                         ======      ======
Supplemental Disclosure of Cash Flow Information:
      Interest payments, net of amounts capitalized      $   27      $   55
                                                         ======      ======
      Income tax payments, net of refunds                $  151      $  199
                                                         ======      ======


See notes to Consolidated Financial Statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and of Southern California Gas Company (SoCalGas)(collectively referred to as the companies). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric (SDG&E). SoCalGas and SDG&E are collectively referred to herein as "the California utilities."

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the companies' Annual Report on Form 10-K for the year ended December 31, 2001 (Annual Report) and Quarterly Reports on Form 10-Q for the three months ended March 31, 2002 and the three months ended June 30, 2002.

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

BOND OFFERING

In October 2002, SoCalGas publicly offered and sold $250 million of 4.80-percent First Mortgage Bonds, maturing on October 1, 2012. The bonds are not subject to a sinking fund and are not redeemable prior to maturity except through a make-whole mechanism. Proceeds from the bond sale have become part of the company's general treasury funds to replenish amounts previously expended to refund and retire indebtedness and will be used for working capital and other general corporate purposes. These bonds were assigned ratings of A+ by the Standard & Poor's rating agency, A1 by Moody's Investors Service, Inc., and AA by Fitch, Inc.



NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." The former is not presently relevant to the companies.

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid. The capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the company beginning in 2003. The companies have not yet determined the effect of SFAS 143 on their Consolidated Balance Sheets, but have determined that it will not have a material impact on their Statements of Consolidated Income.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 governs the determination of whether the carrying value of certain assets, primarily property, plant and equipment, should be reduced. SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", was issued in April 2002 and will be effective for the companies on January 1, 2003. In June, 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of these statements will not have a material impact on the companies' financial statements.

In June 2002, a consensus was reached in Emerging Issues Task Force
(EITF) Issue 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities.

Most of the consensus reached by the EITF is not applicable to PE and SoCalGas, because of the way the companies conduct business and the requirements of SFAS 71.

2.  MATERIAL CONTINGENCIES

GAS INDUSTRY RESTRUCTURING

As discussed in Note 12 of the notes to Consolidated Financial
Statements in the Annual Report, in December 2001 the CPUC issued a decision related to gas industry restructuring, with implementation anticipated during 2002. However, implementation has been delayed and the CPUC has ordered additional hearings.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

In January 2002, the CPUC issued a decision that broadly determined that a holding company would be required to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. Also in January 2002, the CPUC ruled that it had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company filed a request for rehearing on the issues, which the CPUC denied on July 17, 2002. The company is seeking judicial review of the orders in the California Court of Appeals. The company filed its appeal on August 19, 2002.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. and several of its affiliates, sought to maintain their positions in the natural gas market by agreeing, among other things, to restrict the supply of natural gas into Southern California. On October 16, 2002, the assigned San Diego Superior Court judge ruled that the case can proceed with discovery and that the California courts, rather than the Federal Energy Regulatory Commission (FERC), have jurisdiction in the case. This was a preliminary ruling and not a ruling on the merits or facts of the case. The northern California cases which only name El Paso as a defendant are scheduled for trial in September 2003 and the remainder of the cases are set for trial in January 2004. According to published reports, the Nevada Attorney General filed a similar lawsuit in Nevada in November 2002.

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

In response to an inquiry by the FERC, SoCalGas has denied engaging in "wash" or "round trip" trading transactions. It is also cooperating with the FERC and other governmental agencies and officials in their various investigations of the California energy markets.

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



3.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.


                              Pacific Enterprises                  SoCalGas
                           -----------------------------  ----------------------------
                          Three Months   Nine Months       Three Months   Nine Months
                              Ended         Ended             Ended          Ended
                         September 30,   September 30,    September 30,  September 30,
                           -----------------------------  ----------------------------
(Dollars in millions)       2002   2001   2002   2001       2002   2001   2002   2001
--------------------------------------------------------------------------------------
Net income                  $ 55   $ 57   $ 164  $156       $ 56   $ 57   $ 168  $157

Market-value adjustments of
   financial instruments
   (Note 4)                   --      1      (1)*   1         --      1      (1)*   1

Minimum pension liability
   adjustments                --     --      --     1         --     --      --     1
                            ----------------------------------------------------------
   Comprehensive income     $ 55   $ 58   $ 163  $158       $ 56   $ 58   $ 167  $159
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

At September 30, 2002, $2 million in current assets, $70 million in current liabilities and $284 million in deferred credits and other liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $67 million in current regulatory assets and $284 million in noncurrent regulatory assets were recorded in the Consolidated Balance Sheets as of September 30, 2002.

For the nine months ended September 30, $2 million of losses in 2002 and $3 million of income in 2001 were recorded in operating revenues in the Statements of Consolidated Income. Additionally, a market value adjustment of $4 million was made at December 31, 2001 to long-term debt relating to a fixed-to-floating interest rate swap agreement. This market value adjustment was subsequently reversed at September 30, 2002 upon cancellation of the swap agreement.




ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the companies' Annual Report.

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

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The companies' utility operations are a major source of liquidity. See further discussion in the companies' Annual Report.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2002, the increase in cash flows from operations compared to the corresponding period in 2001 was primarily due to changes in natural gas prices and the resulting effects on regulatory balancing accounts, accounts payable and accounts receivable. In addition, the increase in cash flows from operations was due to greater income tax payments made during the first nine months of 2001 compared to the same period in 2002 and increases in customer deposits in 2002.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine-month period ended September 30, 2002, the increase in cash flows used in investing activities compared to the corresponding period in 2001 was primarily due to advances to Sempra Energy, which are payable on demand, and increased capital expenditures.

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

The expansion of SoCalGas' pipeline capacity to meet increased demand by electric generators and commercial and industrial customers, which increased its capital expenditures in early 2002 and in 2001 and 2000, have been completed.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2002, cash flows used in financing activities increased from the corresponding period in 2001 due primarily to the repayment of long-term and short-term debt in 2002, partially offset by the decrease in common dividends paid.

In October 2002, SoCalGas publicly offered and sold $250 million of 4.80-percent First Mortgage Bonds, maturing on October 1, 2012. The bonds are not subject to a sinking fund and are not redeemable prior to maturity except through a make-whole mechanism. Proceeds from the bond sale have become part of the company's general treasury funds to replenish amounts previously expended to refund and retire indebtedness and will be used for working capital and other general corporate purposes. These bonds were assigned ratings of A+ by the Standard & Poor's rating agency, A1 by Moody's Investors Service, Inc., and AA by Fitch, Inc.

On September 30, 2002, SoCalGas cancelled a fixed-to-variable interest-rate swap on $175 million of first mortgage bonds. The $6 million gain on the transaction is recorded in "Deferred Credits and Other
Liabilities" on the Consolidated Balance Sheet and will be amortized over the life of the bonds, which mature in 2025.

In August 2002, SoCalGas paid off $100 million of 6.875-percent first mortgage bonds at maturity.

In August 2002 and again in October 2002, SoCalGas paid $100 million in dividends on common stock to PE, which paid corresponding dividends to Sempra Energy.

In May 2002, SDG&E and SoCalGas replaced their individual revolving lines of credit with a combined revolving credit agreement under which each utility may individually borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. Each utility's revolving credit line expires on May 16, 2003, at which time it may convert its then outstanding borrowings to a one-year term loan subject to having obtained any requisite regulatory approvals relating to long-term debt. Borrowings under the agreement, which are available for general corporate purposes including back-up support for commercial paper and variable-rate long-term debt, would bear interest at rates varying with market rates and the individual borrowing utility's credit rating. The agreement requires each utility individually to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 60 percent. The rights, obligations and covenants of each utility under the agreement are individual rather than joint with those of the other utility, and a default by one utility would not constitute a default by the other. These lines of credit were unused at September 30, 2002.

In April 2002, Fitch, Inc. confirmed its prior credit ratings of the companies' debt; Standard & Poor's reduced its ratings of the companies' secured debt one notch from AA- with a negative outlook to A+ with a stable outlook and made corresponding adjustments in the ratings and outlook of the companies' other debt including reducing PE's preferred stock from A- to BBB+; and Moody's Investors Service, Inc., confirmed its prior ratings of the debt of SoCalGas.

RESULTS OF OPERATIONS

The companies' net income remained flat for the three-month period ended September 30, 2002, and increased for the nine-month period ended
September 30, 2002, compared to the corresponding periods in 2001. The increase was primarily due to lower interest expense in 2002.




The table below summarizes natural gas volumes and revenues by customer class for the nine-month periods ended September 30, 2002 and 2001.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2002:
 Residential                      182     $1,271         2    $  5         184     $1,276
 Commercial and industrial         73        377       215     116         288        493
 Electric generation plants        --         --       168      32         168         32
 Wholesale                         --         --       121      17         121         17
                           --------------------------------------------------------------
                                  255     $1,648       506    $170         761     $1,818
 Balancing accounts and other                                                         181
                                                                                 --------
   Total                                                                           $1,999
------------------------------------------------------------------------------------------
2001:
 Residential                      186     $1,864         2    $  4         188     $1,868
 Commercial and industrial         68        543       187     125         255        668
 Electric generation plants        --         --       299      73         299         73
 Wholesale                         --         --       131      27         131         27
                           --------------------------------------------------------------
                                  254     $2,407       619    $229         873      2,636
 Balancing accounts and other                                                         400
                                                                                 --------
   Total                                                                           $3,036
------------------------------------------------------------------------------------------



The decrease in natural gas revenues for the nine-month period ended September 30, 2002, compared to the corresponding period in 2001, was primarily due to lower natural gas commodity prices and decreased transportation for electric generation plants.

The decrease in the cost of natural gas distributed was primarily due to lower natural gas commodity prices. The increases in natural gas revenues and the cost of natural gas distributed for the three-month period ended September 30, 2002, compared to the corresponding period in 2001, was mainly due to higher natural gas commodity prices in the third quarter 2002. Under the current regulatory framework, the cost of natural gas is passed on to customers without markup and changes in natural gas commodity prices do not affect net income since, as explained more fully in the Annual Report, current or future customer rates normally recover the actual commodity cost of natural gas on a substantially concurrent basis, subject to the mechanisms under performance-based ratemaking as explained in the Annual Report.





FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the companies' Annual Report.

Merger Savings

In October 2001, the CPUC denied the California utilities' request to continue equal sharing between ratepayers and shareholders of estimated savings stemming from the 1998 merger between the California utilities' former parent companies. Instead, the CPUC ordered that all of the estimated 2003 merger savings go to ratepayers. The annual shareholder portion of the pretax savings for 2002 is $28 million.

Gas and Electric Rates

SoCalGas has a Cost of Capital Trigger Mechanism under which the company's rate of return and customer rates authorized by the CPUC are subject to automatic cost of capital adjustments for certain changes in interest rates. On October 8, 2002, such a trigger occurred. Therefore, there will be an automatic downward adjustment in rates by a formula that updates the cost of each component of SoCalGas' capital structure. SoCalGas will file an advice letter at the CPUC and expects the filing will reduce its annual margin effective January 1, 2003, by an amount expected to be approximately $10 million as a result of the triggering of this mechanism. This would reduce SoCalGas' annual after-tax income by approximately $6 million.

The CPUC has adopted a settlement proposed by SoCalGas in a recent case involving review of its Gas Cost Incentive Mechanism (GCIM). The CPUC decision finds that this mechanism, which allows SoCalGas to receive a share of the savings it achieves in buying natural gas for core customers, should continue indefinitely. Savings are determined by comparing the actual cost of gas purchases to a benchmark of monthly prices. SoCalGas has requested that the CPUC approve rewards of $30.8 million and $17 million for the last two completed program years. No rewards are included in SoCalGas' earnings until approved by the CPUC. CPUC approval of these rewards is expected in 2003, pending the Commission's investigation into the run-up in California border natural gas prices during the winter of 2000-2001.

In September 2002, the CPUC issued a decision denying SoCalGas' and SDG&E's request to combine their natural gas procurement activities at this time, pending completion of the CPUC's ongoing investigation of market power issues.

The California utilities will file applications with the CPUC in December 2002 to set new base rates. A CPUC decision is expected in late 2003, with new rates to become effective January 1, 2004.

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

NEW ACCOUNTING STANDARDS

New statements by the Financial Accounting Standards Board that have recently become effective or are yet to be effective are numbers 142 through 146. They are described in Note 1 of the notes to Consolidated Financial Statements. Number 142 is not presently relevant to the companies. Number 143 requires accounting and disclosure changes concerning legal obligations related to future asset retirements. Number 144 replaces number 121 in dealing with asset impairment issues. Number 145 makes technical corrections to previous statements and number 146 deals with exit and disposal activities, replacing Issue 94-3 of the Emerging Issues Task Force.

In June 2002, a consensus was reached in Emerging Issues Task Force
(EITF) Issue 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities.

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

As of September 30, 2002, the total Value at Risk of SoCalGas' natural gas positions was not material.

ITEM 4.  CONTROLS AND PROCEDURES

The companies have designed and maintain disclosure controls and procedures to ensure that information required to be disclosed in the companies' reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the companies' management, including their Chief Executive Officers and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officers, the companies within 90 days prior to the date of this report have evaluated the effectiveness of the design and operation of the companies' disclosure controls and procedures. Based on that evaluation, the companies' Chief Executive Officers and Chief Financial Officers have concluded that the controls and procedures are effective.

There have been no significant changes in the companies' internal controls or in other factors that could significantly affect the internal controls subsequent to the date the companies completed their evaluations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 2 of the notes to Consolidated Financial Statements, neither the companies' nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 10 - Material Contracts

10.1	Amended and Restated Sempra Energy Deferred compensation and
Excess Savings Plan (incorporated by reference from the September
30, 2002 Sempra Energy 10-Q (Commission File No. 1-14201), Exhibit
10.3).

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Fixed Charges of PE.

12.2	  Computation of Ratio of Earnings to Fixed Charges of
      SoCalGas.

(b)  Reports on Form 8-K

The following report on Form 8-K was filed after June 30, 2002:

Current Report on Form 8-K filed August 14, 2002, filing as an exhibit Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.






                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly cause this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: November 8, 2002          By:  /s/  F. H. Ault
                                    ----------------------------

                                           F. H. Ault
                                    Sr. Vice President and Controller





                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)


                                 By:  /s/  D.L. Reed
                                    ---------------------------
                                           D.L. Reed
                                           President and
                                           Chief Financial Officer







                                  CERTIFICATIONS

I, Stephen L. Baum, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Pacific
Enterprises;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                                 /s/ Stephen L. Baum
                                                     Stephen L. Baum
                                             Chief Executive Officer


I, Neal E. Schmale, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Pacific
Enterprises;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                                 /s/ Neal E. Schmale
                                                     Neal E. Schmale
                                             Chief Financial Officer



I, Edwin A. Guiles, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Southern
California Gas Company;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                                  /s/ Edwin A. Guiles
                                                      Edwin A. Guiles
                                              Chief Executive Officer



I, Debra L. Reed, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Southern
California Gas Company;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                                    /s/ Debra L. Reed
                                                        Debra L. Reed
                                              Chief Financial Officer