Form 10-Q
period 2003-03-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2003-05-06
CIK 75527, 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               March 31, 2003
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).    Yes...X... No......

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California Legislature, and the Federal Energy Regulatory Commission; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.




ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2003       2002
                                                        -------    -------
OPERATING REVENUES                                      $ 1,008    $   732
                                                        -------    -------

OPERATING EXPENSES
  Cost of natural gas distributed                           600        347
  Other operating expenses                                  197        181
  Depreciation                                               69         68
  Income taxes                                               45         47
  Franchise fees and other taxes                             29         24
                                                        -------    -------
    Total operating expenses                                940        667
                                                        -------    -------
Operating Income                                             68         65
                                                        -------    -------
Other Income and (Deductions)
  Interest income                                             2          2
  Regulatory interest - net                                  --         (4)
  Allowance for equity funds used
    during construction                                       2          2
  Income taxes on non-operating income                       (1)         3
  Other - net                                                 3          3
                                                        -------    -------
    Total                                                     6          6
                                                        -------    -------
Interest Charges
  Long-term debt                                             12          9
  Other                                                       5          4
  Allowance for borrowed funds used
    during construction                                      (1)        (1)
                                                        -------    -------
    Total                                                    16         12
                                                        -------    -------
Net Income                                                   58         59
Preferred Dividend Requirements                               1          1
                                                        -------    -------
Earnings Applicable to Common Shares                    $    57    $    58
                                                        =======    =======
See notes to Consolidated Financial Statements.




PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                  ----------------------------
                                                    March 31,     December 31,
                                                      2003            2002
                                                  -------------   ------------
ASSETS
Utility plant - at original cost                         $6,750         $6,701
Accumulated depreciation                                 (3,973)        (3,914)
                                                         ------         ------
      Utility plant - net                                 2,777          2,787
                                                         ------         ------
Current assets:
  Cash and cash equivalents                                 139             22
  Accounts receivable - trade                               451            458
  Accounts receivable - other                                26             44
  Due from unconsolidated affiliates                        281             83
  Income taxes receivable                                    10             97
  Deferred income taxes                                      69             55
  Regulatory assets arising from fixed-price
     contracts and other derivatives                         90             92
  Inventories                                                26             76
  Other                                                       8             20
                                                         ------         ------
      Total current assets                                1,100            947
                                                         ------         ------
Other assets:
  Due from unconsolidated affiliates                        416            419
  Regulatory assets arising from fixed-price
     contracts and other derivatives                        212            233
  Sundry                                                    169            173
                                                         ------         ------
      Total other assets                                    797            825
                                                         ------         ------
Total assets                                             $4,674         $4,559
                                                         ======         ======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                  -----------------------------
                                                     March 31,     December 31,
                                                       2003           2002
                                                  -------------   -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (600,000,000 shares authorized;
     83,917,664 shares outstanding)                      $1,318         $1,318
  Retained earnings                                         343            286
                                                         ------         ------
     Total common equity                                  1,661          1,604
  Preferred stock                                            80             80
                                                         ------         ------
       Total shareholders' equity                         1,741          1,684
  Long-term debt                                            662            657
                                                         ------         ------
         Total capitalization                             2,403          2,341
                                                         ------         ------
Current liabilities:
  Accounts payable - trade                                  294            200
  Accounts payable - other                                   69             36
  Due to unconsolidated affiliates                           85             96
  Regulatory balancing accounts - net                       191            184
  Interest payable                                           35             25
  Regulatory liabilities                                     --             16
  Fixed-price contracts and other derivatives                97             96
  Current portion of long-term debt                         100            175
  Customer deposits                                         127            108
  Other                                                     268            265
                                                         ------         ------
     Total current liabilities                            1,266          1,201
                                                         ------         ------

Deferred credits and other liabilities:
  Customer advances for construction                         38             37
  Post-retirement benefits other than pensions               78             77
  Deferred income taxes                                     184            176
  Deferred investment tax credits                            46             47
  Regulatory liabilities                                    127            121
  Fixed-price contracts and other derivatives               212            233
  Deferred credits and other liabilities                    300            306
  Preferred stock of subsidiary                              20             20
                                                         ------         ------
     Total deferred credits and other liabilities         1,005          1,017
                                                         ------         ------
Contingencies and commitments (Note 3)

Total liabilities and shareholders' equity               $4,674         $4,559
                                                         ======         ======

See notes to Consolidated Financial Statements.




PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      2003        2002
                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   58     $   59
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         69         68
    Deferred income taxes and investment tax credits     (7)        16
  Changes in other liabilities                           (2)       (12)
  Net changes in other working capital components       323        343
                                                     -------    -------
    Net cash provided by operating activities           441        474
                                                     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (58)       (70)
  Loan to/from affiliate - net                         (195)      (200)
                                                     -------    -------
    Net cash used in investing activities              (253)      (270)
                                                     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                  --       (100)
  Preferred dividends paid                               (1)        (1)
  Payment of long-term debt                             (70)        --
  Decrease in short-term debt                            --        (50)
                                                     -------    -------
    Net cash used in financing activities               (71)      (151)
                                                     -------    -------
Increase in cash and cash equivalents                   117         53
Cash and cash equivalents, January 1                     22         13
                                                     -------    -------
Cash and cash equivalents, March 31                  $  139     $   66
                                                     =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized      $    5     $   13
                                                     =======    =======
  Income tax refunds                                 $   34     $   --
                                                     =======    =======


See notes to Consolidated Financial Statements.





SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2003       2002
                                                        -------    -------
OPERATING REVENUES                                      $ 1,008    $   732
                                                        -------    -------

OPERATING EXPENSES
  Cost of natural gas distributed                           600        347
  Other operating expenses                                  195        178
  Depreciation                                               69         68
  Income taxes                                               45         48
  Franchise fees and other taxes                             29         24
                                                        -------    -------
    Total operating expenses                                938        665
                                                        -------    -------
Operating Income                                             70         67
                                                        -------    -------
Other Income and (Deductions)
  Interest income                                             1          1
  Regulatory interest - net                                  --         (4)
  Allowance for equity funds used
    during construction                                       2          2
  Income taxes on non-operating income                       (1)         4
  Other - net                                                (1)        --
                                                        -------    -------
    Total                                                     1          3
                                                        -------    -------
Interest Charges
  Long-term debt                                             12          9
  Other                                                       2          2
  Allowance for borrowed funds used
    during construction                                      (1)        (1)
                                                        -------    -------
    Total                                                    13         10
                                                        -------    -------
Earnings Applicable to Common Shares                    $    58    $    60
                                                        =======    =======
See notes to Consolidated Financial Statements.




SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

                                                      ---------------------------
                                                        March 31,    December 31,
                                                          2003           2002
                                                      ------------   ------------
ASSETS
Utility plant - at original cost                            $6,750         $6,701
Accumulated depreciation                                    (3,973)        (3,914)
                                                            ------         ------
      Utility plant - net                                    2,777          2,787
                                                            ------         ------

Current assets:
  Cash and cash equivalents                                    139             22
  Accounts receivable - trade                                  451            458
  Accounts receivable - other                                   26             44
  Due from unconsolidated affiliates                           279             81
  Income taxes receivable                                       --             28
  Deferred income taxes                                         99             87
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                      90             92
  Inventories                                                   26             76
  Other                                                          8             20
                                                            ------         ------
        Total current assets                                 1,118            908
                                                            ------         ------
Other assets:
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                     212            233
  Sundry                                                       144            151
                                                            ------         ------
        Total other assets                                     356            384
                                                            ------         ------
Total assets                                                $4,251         $4,079
                                                            ======         ======

See notes to Consolidated Financial Statements.




SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions

                                                         ---------------------------
                                                           March 31,    December 31,
                                                             2003           2002
                                                         ------------   ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100,000,000 shares authorized;
    93,300,000 shares outstanding)                             $  836         $  836
  Retained earnings                                               540            482
                                                               ------         ------
    Total common equity                                         1,376          1,318
  Preferred stock                                                  22             22
                                                               ------         ------
      Total shareholders' equity                                1,398          1,340
  Long-term debt                                                  662            657
                                                               ------         ------
         Total capitalization                                   2,060          1,997
                                                               ------         ------

Current liabilities:
  Accounts payable - trade                                        294            199
  Accounts payable - other                                         69             36
  Due to unconsolidated affiliates                                 20             31
  Regulatory balancing accounts - net                             191            184
  Income taxes payable                                             59             --
  Interest payable                                                 31             24
  Regulatory liabilities                                           --             16
  Fixed-price contracts and other derivatives                      97             96
  Current portion of long-term debt                               100            175
  Customer deposits                                               127            108
  Other                                                           268            264
                                                               ------         ------
        Total current liabilities                               1,256          1,133
                                                               ------         ------

Deferred credits and other liabilities:
  Customer advances for construction                               38             37
  Deferred income taxes                                           244            237
  Deferred investment tax credits                                  46             47
  Regulatory liabilities arising from deferred taxes              164            164
  Other regulatory liabilities                                     41             37
  Fixed-price contracts and other derivatives                     212            233
  Deferred credits and other liabilities                          190            194
                                                               ------         ------
        Total deferred credits and other liabilities              935            949
                                                               ------         ------
Contingencies and commitments (Note 3)

Total liabilities and shareholders' equity                     $4,251         $4,079
                                                               ======         ======

See notes to Consolidated Financial Statements.




SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                           2003        2002
                                                          -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   58      $   60
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                              69          68
    Deferred income taxes and investment tax credits          (6)         13
  Changes in other liabilities                                (1)        (10)
  Net changes in other working capital components            324         342
                                                          -------     -------
    Net cash provided by operating activities                444         473
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (58)        (70)
  Loan to/from affiliate - net                              (199)       (200)
                                                          -------     -------
    Net cash used in investing activities                   (257)       (270)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                              --        (100)
  Payments of long-term debt                                 (70)         --
  Decrease in short-term debt                                 --         (50)
                                                          -------     -------
    Net cash used in financing activities                    (70)       (150)
                                                          -------     -------
Increase in cash and cash equivalents                        117          53
Cash and cash equivalents, January 1                          22          13
                                                          -------     -------
Cash and cash equivalents, March 31                       $  139      $   66
                                                          =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized           $    4      $   11
                                                          =======     =======
  Income tax refunds                                      $   34      $   --
                                                          =======     =======


See notes to Consolidated Financial Statements.







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and of Southern California Gas Company (SoCalGas)(collectively referred to as the company or the companies). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (Annual Report).

The companies' significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

As described in the notes to Consolidated Financial Statements in the Annual Report, SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial
Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).


COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                           Pacific Enterprises         SoCalGas
                           -------------------    -------------------
                              Three months            Three months
                             ended March 31,         ended March 31,
                           -------------------    -------------------
(Dollars in millions)       2003       2002         2003       2002
---------------------------------------------------------------------
Net income                  $  58      $  59        $  58      $  60

Financial instruments
   (Note 4)                    --         (1)          --         (1)

                            -----------------------------------------
   Comprehensive income     $  58      $  58        $  58      $  59
---------------------------------------------------------------------

2.  NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations":

On January 1, 2003, the company recorded asset retirement obligations of $10 million associated with the future retirement of three storage facilities.

The change in the asset retirement obligations for the three months ended March 31, 2003 is as follows (dollars in millions):

Balance as of January 1, 2003                    $  --
Adoption of SFAS 143                                10
Accretion expense                                    1
                                                 ------
Balance as of March 31, 2003                     $  11
                                                 ======

Except for the items noted above, the company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

3.  MATERIAL CONTINGENCIES

NATURAL GAS INDUSTRY RESTRUCTURING

As discussed in Note 9 of the notes to Consolidated Financial Statements in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. The resolution ordered SoCalGas to file a new application, which would address detailed proposals for implementation of the December 2001 decision, but also would allow reconsideration of the December 2001 decision. SoCalGas is required to file this new application by June 30, 2003, but has filed a petition for modification requesting the CPUC defer the filing of this application until October 15, 2003. If the December 2001 decision is implemented, it is not expected to adversely affect the California Utilities' earnings.

BORDER PRICE INVESTIGATION

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California-Arizona (CA-AZ) border during the period of March 2000 through May 2001. If the investigation determines that the conduct of any respondent contributed to the natural gas price spikes at the CA-AZ border during this period, the CPUC may modify the respondent's applicable natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the respondent to issue a refund to ratepayers to offset the higher rates paid. The California Utilities, included among the respondents to the investigation, are fully cooperating in the investigation and believe that the CPUC will ultimately determine that they were not responsible for the high border prices during this period. Hearings have been scheduled for the Fall of 2003 and a decision is expected in 2004.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. The CPUC will evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. In accordance with a December 16, 1997 CPUC order, the California Utilities' transactions with other Sempra Energy affiliates have been audited each year and there have been no adverse findings in those audits.

COST OF SERVICE

Although the California Utilities requested that a decision in their Cost of Service applications be effective January 1, 2004, the CPUC commissioner assigned to the applications has adopted a procedural schedule that would prevent the CPUC from issuing a decision before the second quarter of 2004. The California Utilities have filed a motion seeking reconsideration of this ruling. The motion also seeks authorization to implement an interim rate increase on January 1, 2004 to reflect an anticipated cost of service decision with any increase in rates to be subject to refund upon the final determination by the CPUC.

GAS COST INCENTIVE MECHANISM (GCIM)

On March 18, 2003, a CPUC commissioner issued a scoping memorandum in SoCalGas' GCIM Year 7 and Year 8 proceedings, delaying decisions on GCIM Year 7 and Year 8 until certain issues in the Border Price Investigation are resolved (see above). This makes it unlikely that the anticipated rewards will be recorded in 2003 earnings. SoCalGas has requested that the CPUC approve rewards of $30.8 million and $17.4 million for GCIM Years 7 and 8, respectively.

FERC ACTIONS

In response to a FERC inquiry regarding natural gas trading, the California Utilities have denied engaging in "wash" or "round trip" trading activities. The companies are also cooperating with the FERC and other governmental agencies and officials in their various investigations of the California energy markets.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso Corp. entities announced that they had reached a settlement in principle of the class actions, certain of the individual actions, claims asserted by the California Attorney General and by other western states, and certain complaint proceedings filed with FERC by the CPUC and the California Energy Oversight Board. The terms of the settlement remain subject to approval by the relevant state courts and the FERC. One of the settlement terms provides that El Paso will assist the plaintiffs in their litigation against the remaining defendants.

In April 2003, Sierra Pacific and its utility subsidiary Nevada Power jointly filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy and the California Utilities, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility.

Except for the matters referred to above, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

Management believes that none of these matters will have a material adverse effect on the company's financial condition or results of operations.

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

4. FINANCIAL INSTRUMENTS

Note 7 of the notes to Consolidated Financial Statements in the Annual Report discusses the companies' financial instruments, including the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which recognizes all derivatives as either assets or liabilities on the balance sheet, measures those instruments at fair value, and recognizes any changes in the fair value of derivatives in earnings for the period that the change occurs unless the derivative qualifies as an effective hedge that offsets certain exposure.

The company utilizes derivative financial instruments to manage its exposure to unfavorable changes in commodity prices, which are subject to significant and often volatile fluctuations. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and, in the case of the California Utilities, their customers. As allowed under SFAS 133, the company has elected to take the normal purchases and sales exception for certain contracts that are settled by physical delivery. These contracts are accounted for at historical cost with gains and losses reflected in the income statement at the contract settlement date.

Fixed-price contracts and other derivatives on the Consolidated Balance Sheets primarily reflect the company's derivative gains and losses related to long-term delivery contracts for natural gas transportation. The company has established regulatory assets and liabilities to the extent that these gains and losses are recoverable or payable through future rates. The changes in fixed-price contracts and other derivatives on the consolidated balance sheets for the three months ended March 31, 2003 were primarily due to physical deliveries under long-term natural gas transportation contracts. The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the three months ended March 31, 2003 or 2002.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

Natural gas revenues increased to $1 billion in 2003 from $732 million in 2002, and the cost of natural gas distributed increased to $600 million in 2003 from $347 million in 2002. These changes were primarily attributable to natural gas cost increases, which are passed on to customers, partially offset by reduced volumes.

Under the current regulatory framework, changes in core-market natural gas prices (natural gas purchased for customers that are primarily residential and small commercial and industrial customers without alternative fuel capability) or consumption levels do not affect net income, since core customer rates generally recover the actual cost of natural gas on a substantially concurrent basis and consumption levels are fully balanced. However, SoCalGas' GCIM allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above monthly benchmarks. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders.



The table below summarizes natural gas volumes and revenues by customer class for the three months ended March 31, 2003 and 2002.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2003:
 Residential                       76      $ 679         1    $  2          77     $  681
 Commercial and industrial         33        227        69      38         102        265
 Electric generation plants        --         --        39      11          39         11
 Wholesale                         --         --        37       6          37          6
                           --------------------------------------------------------------
                                  109      $ 906       146    $ 57         255     $  963
 Balancing accounts and other                                                          45
                                                                                 --------
   Total                                                                           $1,008
-----------------------------------------------------------------------------------------
2002:
 Residential                       95      $ 586         1    $  2          96     $  588
 Commercial and industrial         29        145        71      31         100        176
 Electric generation plants        --         --        43       7          43          7
 Wholesale                         --         --        45       3          45          3
                           --------------------------------------------------------------
                                  124      $ 731       160    $ 43         284     $  774
 Balancing accounts and other                                                         (42)
                                                                                 --------
   Total                                                                           $  732
-----------------------------------------------------------------------------------------





Net income for SoCalGas decreased to $58 million in 2003 compared to $60 million in 2002, primarily due to the end of sharing of the merger savings (discussed in the Annual Report) partially offset by increased margins and other factors.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant. At March 31, 2003, the company had $139 million in cash and $800 million in unused, committed lines of credit available (of which PE had $500 million for the sole purpose of providing loans to Sempra Energy Global Enterprises (Global) and SoCalGas had $300 million).

Management believes these amounts, cash flows from operations, and new debt issuances will be adequate to finance capital expenditure requirements, and other commitments. Management continues to regularly monitor the company's ability to adequately meet the needs of its operating, financing and investing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities totaled $441 million and $474 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in cash flows from operations was primarily attributable to deferred taxes.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities totaled $253 million and $270 million for the three months ended March 31, 2003 and 2002, respectively.

Capital expenditures for property, plant and equipment are estimated to be $350 million for the full year 2003 and are being financed primarily by internally generated funds and security issuances. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities totaled $71 million and $151 million for the three months ended March 31, 2003 and 2002, respectively. The change in cash flows from financing activities was attributable to the repayment of $70 million of medium-term notes in January 2003. In addition, in the first quarter of 2002, dividends paid to Sempra Energy and repayments of short-term debt amounted to $100 million and $50 million, respectively.

On April 7, 2003, the company called its $100 million 7.375% first-mortgage bonds at a premium of 3.53 percent.

In April 2003, PE amended its revolving line of credit and extended the expiration date by an additional two years. The revolving credit commitment, initially $500 million, declines semi-annually by $125 million until expiration on April 5, 2005 and is for the purpose of funding loans by PE to Global. Borrowings under the agreement would bear interest at rates varying with market rates, PE's credit ratings and the amount of the borrowings outstanding. They would be guaranteed by Sempra Energy and would be subject to mandatory repayment if SoCalGas' unsecured long-term credit ratings were to cease to be at least BBB by S&P and Baa2 by Moody's, if Sempra Energy's or SoCalGas' debt to total capitalization ratio (as defined in the agreement) were to exceed 65%, or if there were to be a change in law materially and adversely affecting the ability of SoCalGas to pay dividends or make distributions to PE. No borrowings have been made under this agreement.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the Annual Report and in Note 3 of the notes to Consolidated Financial Statements herein.

Natural Gas Restructuring and Gas Rates

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. The resolution ordered SoCalGas to file a new application, which would address detailed proposals for implementation of the December 2001 decision, but also would allow reconsideration of the December 2001 decision. SoCalGas is required to file this new application by June 30, 2003, but has filed a petition for modification requesting the CPUC defer the filing of this application until October 15, 2003. If the December 2001 decision is implemented, it is not expected to adversely affect the California Utilities' earnings.

Cost of Service

Although the California Utilities requested that a decision in their Cost of Service applications be effective January 1, 2004, the CPUC commissioner assigned to the applications has adopted a procedural schedule that would prevent the CPUC from issuing a decision before the second quarter of 2004. The California Utilities have filed a motion seeking reconsideration of this ruling. The motion also seeks authorization to implement an interim rate increase on January 1, 2004 to reflect an anticipated cost of service decision with any increase in rates to be subject to refund upon the final determination by the CPUC.

NEW ACCOUNTING STANDARDS

New pronouncements that have recently become effective or that are yet to be effective are SFAS 143 and 148, Interpretations 45 and 46, EITF 02-3, and the rescission of EITF 98-10. SFAS 143 requires accounting and disclosure changes concerning legal obligations related to future asset retirements. SFAS 148 amends SFAS 123 and adds two additional transition methods to the fair value method of accounting for stock-based compensation. Interpretation 45 clarifies that a guarantor is required to recognize a liability for the fair value of obligations undertaken in issuing guarantees. Interpretation 46 addresses consolidation by business enterprises of variable-interest entities (previously referred to as "special-purpose entities" in most cases). See further discussion in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the companies subsequent to those discussed in the Annual Report.

As of March 31, 2003, the total Value at Risk of SoCalGas' natural gas positions was not material.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 3 of the notes to Consolidated Financial Statements, neither the companies' nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Fixed Charges of PE.

12.2	  Computation of Ratio of Earnings to Fixed Charges of
      SoCalGas.

      99.1  Statements of PE's Chief Executive Officer and Chief
      Financial Officer pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Statements of SoCalGas' Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The following report on Form 8-K was filed after December 31, 2002:

Current Report on Form 8-K filed May 1, 2003, filing as an exhibit Sempra Energy's press release of May 1, 2003, giving the financial results for the three months ended March 31, 2003.







                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly cause this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: May 5, 2003                By:  /s/  F. H. Ault
                                    ----------------------------

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

May 5, 2003

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

May 5, 2003

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

May 5, 2003

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

May 5, 2003

/S/ DEBRA L. REED
Debra L. Reed
Chief Financial Officer