Form 10-Q
period 2003-06-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2003-08-07
CIK 75527, 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               June 30, 2003
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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



ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                     Three months ended
                                                           June 30,
                                                     ------------------
                                                       2003       2002
                                                     -------    -------
OPERATING REVENUES                                   $   820    $   670
                                                     -------    -------

OPERATING EXPENSES
  Cost of natural gas                                    421        269
  Other operating expenses                               223        210
  Depreciation                                            72         68
  Income taxes                                            27         42
  Franchise fees and other taxes                          25         23
                                                     -------    -------
    Total operating expenses                             768        612
                                                     -------    -------
Operating income                                          52         58
                                                     -------    -------
Other income and (deductions)
  Interest income                                          3          4
  Regulatory interest - net                               (1)        --
  Allowance for equity funds used
    during construction                                    2          2
  Income taxes on non-operating income                    (1)        --
  Preferred dividends of subsidiaries                     (1)        (1)
  Other - net                                             (5)         2
                                                     -------    -------
    Total                                                 (3)         7
                                                     -------    -------
Interest charges
  Long-term debt                                          10         10
  Other                                                    4          5
  Allowance for borrowed funds used
    during construction                                   (1)        --
                                                     -------    -------
    Total                                                 13         15
                                                     -------    -------
Net income                                                36         50
Preferred dividend requirements                            1          1
                                                     -------    -------
Earnings applicable to common shares                 $    35    $    49
                                                     =======    =======
See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                       Six months ended
                                                           June 30,
                                                      -----------------
                                                        2003      2002
                                                      -------   -------
OPERATING REVENUES                                    $ 1,828   $ 1,402
                                                      -------   -------

OPERATING EXPENSES
  Cost of natural gas                                   1,021       616
  Other operating expenses                                420       391
  Depreciation                                            141       136
  Income taxes                                             72        89
  Franchise fees and other taxes                           54        47
                                                      -------   -------
    Total operating expenses                            1,708     1,279
                                                      -------   -------
Operating income                                          120       123
                                                      -------   -------
Other income and (deductions)
  Interest income                                           5         6
  Regulatory interest - net                                (1)       (4)
  Allowance for equity funds used
    during construction                                     4         4
  Income taxes on non-operating income                     (2)        3
  Preferred dividends of subsidiaries                      (1)       (1)
  Other - net                                              (2)        5
                                                      -------   -------
    Total                                                   3        13
                                                      -------   -------
Interest charges
  Long-term debt                                           22        19
  Other                                                     9         9
  Allowance for borrowed funds used
    during construction                                    (2)       (1)
                                                      -------   -------
    Total                                                  29        27
                                                      -------   -------
Net income                                                 94       109
Preferred dividend requirements                             2         2
                                                      -------   -------
Earnings applicable to common shares                  $    92   $   107
                                                      =======   =======
See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                   ---------------------------
                                                     June 30,    December 31,
                                                      2003            2002
                                                   -----------   -------------
ASSETS
Utility plant - at original cost                         $6,860         $6,701
Accumulated depreciation                                 (4,027)        (3,914)
                                                         ------         ------
      Utility plant - net                                 2,833          2,787
                                                         ------         ------
Current assets:
  Cash and cash equivalents                                  12             22
  Accounts receivable - trade                               319            458
  Accounts receivable - other                                19             44
  Due from unconsolidated affiliates                        172             83
  Income taxes receivable                                    55             97
  Deferred income taxes                                      79             55
  Regulatory assets arising from fixed-price
     contracts and other derivatives                         88             92
  Other regulatory assets                                    14             --
  Inventories                                                57             76
  Other                                                      18             20
                                                         ------         ------
      Total current assets                                  833            947
                                                         ------         ------
Other assets:
  Due from unconsolidated affiliates                        213            419
  Regulatory assets arising from fixed-price
     contracts and other derivatives                        191            233
  Sundry                                                    162            173
                                                         ------         ------
      Total other assets                                    566            825
                                                         ------         ------
Total assets                                             $4,232         $4,559
                                                         ======         ======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                   ----------------------------
                                                     June 30,     December 31,
                                                       2003           2002
                                                   -----------    -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (600,000,000 shares authorized;
     83,917,664 shares outstanding)                      $1,349         $1,318
  Retained earnings                                         128            286
                                                         ------         ------
     Total common equity                                  1,477          1,604
  Preferred stock                                            80             80
                                                         ------         ------
       Total shareholders' equity                         1,557          1,684
  Long-term debt                                            562            657
                                                         ------         ------
         Total capitalization                             2,119          2,341
                                                         ------         ------
Current liabilities:
  Accounts payable - trade                                  227            200
  Accounts payable - other                                   30             36
  Due to unconsolidated affiliates                           87             96
  Regulatory balancing accounts - net                       200            184
  Interest payable                                           26             25
  Regulatory liabilities                                     --             16
  Fixed-price contracts and other derivatives                93             96
  Current portion of long-term debt                         100            175
  Customer deposits                                         124            108
  Other                                                     235            265
                                                         ------         ------
     Total current liabilities                            1,122          1,201
                                                         ------         ------

Deferred credits and other liabilities:
  Customer advances for construction                         39             37
  Post-retirement benefits other than pensions               76             77
  Deferred income taxes                                     205            176
  Deferred investment tax credits                            46             47
  Regulatory liabilities                                    117            121
  Fixed-price contracts and other derivatives               191            233
  Deferred credits and other liabilities                    297            306
  Preferred stock of subsidiary                              20             20
                                                         ------         ------
     Total deferred credits and other liabilities           991          1,017
                                                         ------         ------
Contingencies and commitments (Note 3)

Total liabilities and shareholders' equity               $4,232         $4,559
                                                         ======         ======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

                                                      Six months ended
                                                          June 30,
                                                     ------------------
                                                      2003        2002
                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $    94    $   109
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         141        136
    Deferred income taxes and investment tax credits     (12)        (8)
  Net changes in other working capital components        223        399
  Changes in other assets                                 (2)        (1)
  Changes in other liabilities                            (4)       (14)
                                                     -------    -------
    Net cash provided by operating activities            440        621
                                                     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (135)      (143)
  Loan to/from affiliate - net                           107       (298)
                                                     -------    -------
    Net cash used in investing activities                (28)      (441)
                                                     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                 (250)      (100)
  Preferred dividends paid                                (2)        (2)
  Payment of long-term debt                             (170)        --
  Decrease in short-term debt                            --         (50)
                                                     -------    -------
    Net cash used in financing activities               (422)      (152)
                                                     -------    -------
Increase (decrease) in cash and cash equivalents         (10)        28
Cash and cash equivalents, January 1                      22         13
                                                     -------    -------
Cash and cash equivalents, June 30                   $    12    $    41
                                                     =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized      $    26    $    24
                                                     =======    =======
  Income tax payments, net of refunds                $    44    $    74
                                                     =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy              $    48    $    --
    Liabilities assumed                                  (18)        --
                                                     -------    -------
      Net assets contributed by Sempra Energy        $    30    $    --
                                                     =======    =======

See notes to Consolidated Financial Statements.




SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                    Three months ended
                                                          June 30,
                                                    ------------------
                                                      2003       2002
                                                    -------    -------
OPERATING REVENUES                                  $   820    $   670
                                                    -------    -------

OPERATING EXPENSES
  Cost of natural gas                                   421        269
  Other operating expenses                              226        208
  Depreciation                                           72         68
  Income taxes                                           28         44
  Franchise fees and other taxes                         25         23
                                                    -------    -------
    Total operating expenses                            772        612
                                                    -------    -------
Operating income                                         48         58
                                                    -------    -------
Other income and (deductions)
  Interest income                                         1          1
  Regulatory interest - net                              (1)        --
  Allowance for equity funds used
    during construction                                   2          2
  Income taxes on non-operating income                   (1)         1
                                                    -------    -------
    Total                                                 1          4
                                                    -------    -------
Interest charges
  Long-term debt                                         10         10
  Other                                                   2         --
  Allowance for borrowed funds used
    during construction                                  (1)        --
                                                    -------    -------
    Total                                                11         10
                                                    -------    -------
Net income                                               38         52
Preferred dividend requirements                           1          1
                                                    -------    -------
Earnings applicable to common shares                $    37    $    51
                                                    =======    =======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                      Six months ended
                                                          June 30,
                                                     -----------------
                                                       2003      2002
                                                     -------   -------
OPERATING REVENUES                                   $ 1,828   $ 1,402
                                                     -------   -------
OPERATING EXPENSES
  Cost of natural gas                                  1,021       616
  Other operating expenses                               421       386
  Depreciation                                           141       136
  Income taxes                                            73        92
  Franchise fees and other taxes                          54        47
                                                     -------   -------
    Total operating expenses                           1,710     1,277
                                                     -------   -------
Operating income                                         118       125
                                                     -------   -------
Other income and (deductions)
  Interest income                                          2         2
  Regulatory interest - net                               (1)       (4)
  Allowance for equity funds used
    during construction                                    4         4
  Income taxes on non-operating income                    (2)        5
  Other - net                                             (1)       --
                                                     -------   -------
    Total                                                  2         7
                                                     -------   -------
Interest charges
  Long-term debt                                          22        19
  Other                                                    4         2
  Allowance for borrowed funds used
    during construction                                   (2)       (1)
                                                     -------   -------
    Total                                                 24        20
                                                     -------   -------
Net income                                                96       112
Preferred dividend requirements                            1         1
                                                     -------   -------
Earnings applicable to common shares                 $    95   $   111
                                                     =======   =======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                      ---------------------------
                                                        June 30,    December 31,
                                                          2003          2002
                                                      ------------  -------------
ASSETS
Utility plant - at original cost                            $6,860         $6,701
Accumulated depreciation                                    (4,027)        (3,914)
                                                            ------         ------
      Utility plant - net                                    2,833          2,787
                                                            ------         ------

Current assets:
  Cash and cash equivalents                                     12             22
  Accounts receivable - trade                                  319            458
  Accounts receivable - other                                   19             44
  Due from unconsolidated affiliates                           171             81
  Income taxes receivable                                       --             28
  Deferred income taxes                                        109             87
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                      88             92
  Other regulatory assets                                       14             --
  Inventories                                                   57             76
  Other                                                         17             20
                                                            ------         ------
        Total current assets                                   806            908
                                                            ------         ------
Other assets:
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                     191            233
  Sundry                                                       137            151
                                                            ------         ------
        Total other assets                                     328            384
                                                            ------         ------
Total assets                                                $3,967         $4,079
                                                            ======         ======

See notes to Consolidated Financial Statements.




SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                         ---------------------------
                                                           June 30,    December 31,
                                                             2003          2002
                                                         ------------  -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100,000,000 shares authorized;
    91,300,000 shares outstanding)                             $  866         $  836
  Retained earnings                                               527            482
                                                               ------         ------
    Total common equity                                         1,393          1,318
  Preferred stock                                                  22             22
                                                               ------         ------
      Total shareholders' equity                                1,415          1,340
  Long-term debt                                                  562            657
                                                               ------         ------
         Total capitalization                                   1,977          1,997
                                                               ------         ------

Current liabilities:
  Accounts payable - trade                                        227            199
  Accounts payable - other                                         30             36
  Due to unconsolidated affiliates                                 22             31
  Regulatory balancing accounts - net                             200            184
  Income taxes payable                                             15             --
  Interest payable                                                 21             24
  Regulatory liabilities                                           --             16
  Fixed-price contracts and other derivatives                      93             96
  Current portion of long-term debt                               100            175
  Customer deposits                                               124            108
  Other                                                           233            264
                                                               ------         ------
        Total current liabilities                               1,065          1,133
                                                               ------         ------

Deferred credits and other liabilities:
  Customer advances for construction                               39             37
  Deferred income taxes                                           266            237
  Deferred investment tax credits                                  46             47
  Regulatory liabilities arising from deferred taxes              165            164
  Other regulatory liabilities                                     28             37
  Fixed-price contracts and other derivatives                     191            233
  Deferred credits and other liabilities                          190            194
                                                               ------         ------
        Total deferred credits and other liabilities              925            949
                                                               ------         ------
Contingencies and commitments (Note 3)

Total liabilities and shareholders' equity                     $3,967         $4,079
                                                               ======         ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                           Six months ended
                                                               June 30,
                                                          -------------------
                                                           2003        2002
                                                          -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $    96     $   112
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                              141         136
    Deferred income taxes and investment tax credits          (12)        (12)
  Net changes in other working capital components             224         396
  Changes in other assets                                      (1)         --
  Changes in other liabilities                                 --         (12)
                                                          -------     -------
    Net cash provided by operating activities                 448         620
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (135)       (143)
  Loan to/from affiliate - net                               (102)       (298)
                                                          -------     -------
    Net cash used in investing activities                    (237)       (441)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                              (51)       (101)
  Payments of long-term debt                                 (170)         --
  Decrease in short-term debt                                  --         (50)
                                                          -------     -------
    Net cash used in financing activities                    (221)       (151)
                                                          -------     -------
Increase (decrease) in cash and cash equivalents              (10)         28
Cash and cash equivalents, January 1                           22          13
                                                          -------     -------
Cash and cash equivalents, June 30                        $    12     $    41
                                                          =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized           $    24     $    22
                                                          =======     =======
  Income tax payments, net of refunds                     $    44     $    74
                                                          =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy                   $    48     $    --
    Liabilities assumed                                       (18)         --
                                                          -------     -------
      Net assets contributed by Sempra Energy             $    30     $    --
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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (Annual Report) and the Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

The companies' significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

As described in the notes to Consolidated Financial Statements in the Annual Report, SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial
Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation".



COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                             Pacific Enterprises                 SoCalGas
                      -----------------------------  ----------------------------
                       Three months    Six months      Three months    Six months
                          ended          ended            ended          ended
                         June 30,       June 30,         June 30,       June 30,
                      -----------------------------  ----------------------------
(Dollars in millions)  2003   2002    2003   2002      2003   2002    2003   2002
----------------------------------------------------------------------------------
Net income            $ 36   $ 50    $ 94  $ 109      $ 38   $ 52    $ 96  $ 112

Financial instruments   --     --      --     (1)*      --     --      --     (1)*
                       -----------------------------------------------------------
Comprehensive income  $ 36   $ 50    $ 94  $ 108      $ 38   $ 52    $ 96  $ 111
----------------------------------------------------------------------------------
* This did not affect the reported balance of accumulated other comprehensive income related to this topic ($0 at the beginning and end of the period) due to rounding.

2.  NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations": On January 1, 2003, the company recorded asset retirement obligations of $10 million associated with the future retirement of three storage facilities.

The change in the asset retirement obligations for the six months ended June 30, 2003 is as follows (dollars in millions):

Balance as of January 1, 2003                    $  --
Adoption of SFAS 143                                10
Accretion expense                                    1
                                                 ------
Balance as of June 30, 2003                      $  11
                                                 ======

Had SFAS 143 been in effect, the asset retirement obligation liability would have been $8 million as of January 1 and December 31, 2000, $9 million as of December 31, 2001 and $10 million as of December 31, 2002.

Except for the items noted above, the company has determined that there is no other material retirement obligation associated with tangible long-lived assets.

Implementation of SFAS 143 has had no effect on results of operations and is not expected to have a significant one in the future.



3.  MATERIAL CONTINGENCIES

NATURAL GAS INDUSTRY RESTRUCTURING

As discussed in Note 9 of the notes to Consolidated Financial Statements in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. The resolution ordered SoCalGas to file a new application, which would address detailed proposals for implementation of the December 2001 decision, but also would allow reconsideration of the December 2001 decision. SoCalGas filed such an application on June 30, 2003, and proposed some modifications to the provisions of the December 2001 decision to respond to concerns that it could lead to higher natural gas costs for consumers. These modifications include, among other things, a proposal not to unbundle natural gas transmission, a higher market price cap on receipt-point capacity transactions in the secondary market, deferral of retail unbundling provisions, and a proposal to litigate transmission and storage revenue requirements in the Cost of Service case (see below). Modifications would also remove SoCalGas' exposure to risk or reward for the sale of receipt-point capacity. The filing proposes implementation of these provisions on April 1, 2004 and continuing through August 31, 2006. If the December 2001 decision is implemented, it is not expected to affect the California Utilities' earnings adversely. A CPUC decision is expected during 2004.

BORDER PRICE INVESTIGATION

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California-Arizona (CA-AZ) border during the period of March 2000 through May 2001. If the investigation determines that the conduct of any respondent contributed to the natural gas price spikes at the CA-AZ border during this period, the CPUC may modify the respondent's applicable natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the respondent to issue a refund to ratepayers to offset the higher rates paid. The California Utilities, included among the respondents to the investigation, are fully cooperating in the investigation and believe that the CPUC will ultimately determine that they were not responsible for the high border prices during this period. On August 1, 2003, the Administrative Law Judge (ALJ) issued a revised schedule with hearings scheduled to begin in March 2004 and with a Commission decision by late 2004.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. The Assigned Commissioner and ALJ issued a ruling which suspends the procedural schedule until the CPUC completes an independent audit to evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. The audit is to consider whether these activities pose any problems for ratepayers and whether they are consistent with the CPUC's decision, rules or orders and/or affiliate statutes. The objective of the audit is to analyze the adequacy of the Affiliate Rules. In accordance with existing CPUC requirements, the California Utilities' transactions with other Sempra Energy affiliates have been audited by an independent auditing firm each year, with results reported to the CPUC, and there have been no material adverse findings in those audits.

COST OF SERVICE FILING

On May 22, 2003, the assigned CPUC Commissioner modified his previously adopted procedural schedule on the California Utilities' Cost of Service applications to expedite a decision by approximately one month, permitting a decision by as early as March 2004. The assigned Commissioner also provided for additional comments to be filed on the California Utilities' request for interim relief for the period from January 1, 2004 to the date of the Cost of Service decision and stated that a decision on the request would be prepared for consideration of the full Commission. On June 3, 2003, various parties filed reply comments supporting or opposing the motion for January 1, 2004 interim relief. The CPUC's Office of Ratepayer Advocates' (ORA) report on the California Utilities' filing is due on August 8, 2003.

An October 10, 2001 decision denied the California Utilities' request to continue equal sharing between ratepayers and shareholders of the estimated savings for the 1998 Enova-PE business combination that created Sempra Energy and, instead, ordered that all of the estimated 2003 merger savings go to ratepayers. This decision will adversely affect 2003 net income by $24 million.

GAS COST INCENTIVE MECHANISM (GCIM)

SoCalGas' GCIM allows SoCalGas to receive a share of the savings it achieves by buying natural gas for customers below monthly benchmarks. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds savings within a tolerance band below the benchmark price. The costs outside the tolerance band are shared between customers and shareholders.

On June 25, 2003, the assigned CPUC commissioner issued two separate, but essentially identical, Draft Decisions in SoCalGas' GCIM Year 7 and Year 8 proceedings. A final CPUC decision is expected during the third quarter of 2003. If the final decision agrees with the assigned commissioner's Draft Decisions approving the shareholder rewards of $30.8 million for Year 7 and $17.4 million for Year 8 (subject to refund or adjustment as determined by the Commission in the Border Price Investigation described above), the rewards would be included in income in the third quarter of 2003.

On June 16, 2003, SoCalGas filed an application with the CPUC requesting a $6.3 million shareholder reward for GCIM Year 9 (April 1, 2002 through March 31, 2003). The company's natural gas purchasing activities resulted in a net savings of $33 million to ratepayers during Year 9, which led to the requested shareholder reward.

Performance incentives rewards are not included in the company's earnings until CPUC approval is received.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso entities announced that they had reached a settlement in principle of the class actions, certain of the individual actions, claims asserted by the California Attorney General and by other western states, and certain complaint proceedings filed with FERC by the CPUC and the California Energy Oversight Board. On June 26, 2003, the settlement was filed for approval with the relevant state courts and the FERC. The settlement provides more than $1.5 billion in consideration to be received by customers, with no effect on the income of the utilities processing the refunds. Of these funds, the settlement provides the following allocation for each SDG&E and SoCalGas customer group: SDG&E Electric Customers -- $60 million, SDG&E Core Gas -- $29 million and SoCalGas Core Gas -- $36 million. Non-core natural gas customers will go through a claims process in the courts, by which they can establish their harm and receive a fair share of the consideration.

A similar lawsuit has been filed by the Attorney General of Arizona alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in Arizona. In April 2003, Sierra Pacific and its utility subsidiary Nevada Power jointly filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and other company subsidiaries, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, and breach of contract and wire fraud.

In the fourth quarter of 2002, Sempra Energy and SoCalGas were named as defendants in a lawsuit filed in Los Angeles Superior Court against various trade publications and other energy companies alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications. On July 8, 2003, the Superior Court granted the defendants' demurrer on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. However, the Court has provided plaintiffs with an opportunity to amend their claims.

Except for the matters referred to above, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

Management believes that none of these matters will have a material adverse effect on the company's financial condition or results of operations.

PENDING INTERNAL REVENUE SERVICE MATTERS

The company is in discussions with the Internal Revenue Service (IRS) to resolve issues related to various prior years' returns. A recently issued Revenue Ruling dealing with utility balancing accounts, and recent discussions with the IRS concerning this Ruling lead the company to believe it will be entitled to reverse recorded interest associated with the reporting of these items in prior periods. The company expects that these matters will be favorably resolved before year end and estimates that the resolution will increase reported 2003 earnings in excess of $10 million.

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

4. FINANCIAL INSTRUMENTS

Note 7 of the notes to Consolidated Financial Statements in the Annual Report discusses the companies' financial instruments, including the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The effect is to recognize all derivatives as assets or liabilities on the balance sheet, measure those instruments at fair value, and recognize any changes in fair value in earnings for the period that the change occurs unless the derivative qualifies as an effective hedge that offsets other exposures.

The company utilizes derivative financial instruments to manage its exposure to unfavorable changes in commodity prices, which are subject to significant and often volatile fluctuations. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and their customers. In accordance with SFAS 133, the company has elected to account for contracts that are settled by physical delivery at historical cost, with gains and losses reflected in the income statement at the contract settlement date.

Fixed-price contracts and other derivatives on the Consolidated Balance Sheets primarily reflect the company's derivative gains and losses related to long-term delivery contracts for natural gas transportation. The company has established regulatory assets and liabilities to the extent that these gains and losses are recoverable or payable through future rates. The changes in fixed-price contracts and other derivatives on the Consolidated Balance Sheets for the six months ended June 30, 2003 were primarily due to physical deliveries under long-term natural gas transportation contracts. The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the six months ended June 30, 2003 or 2002.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

Natural gas revenues increased to $1.8 billion for the six months ended June 30, 2003 from $1.4 billion for the corresponding period in 2002, and the cost of natural gas increased to $1 billion in 2003 from $616 million in 2002. Additionally, natural gas revenues increased to $820 million for the three months ended June 30, 2003 from $670 million for the corresponding period in 2002, and the cost of natural gas increased to $421 million in 2003 from $269 million in 2002. These changes were primarily attributable to natural gas price increases, which are passed on to customers, partially offset by reduced volumes.

Under the current regulatory framework, changes in core-market natural gas prices for core customers (primarily residential and small commercial and industrial customers) do not affect net income, since core-customer rates generally recover the actual cost of natural gas on a substantially concurrent basis and are fully balanced. However, SoCalGas' GCIM allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above monthly benchmarks. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders.



The table below summarizes natural gas volumes and revenues by customer class for the six months ended June 30, 2003 and 2002.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                 Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2003:
 Residential                      129    $ 1,188         1   $   4         130    $ 1,192
 Commercial and industrial         58        411       138      86         196        497
 Electric generation plants        --         --        67      18          67         18
 Wholesale                         --         --        68      13          68         13
                           --------------------------------------------------------------
                                  187    $ 1,599       274   $ 121         461      1,720
 Balancing accounts and other                                                         108
                                                                                 --------
   Total                                                                          $ 1,828
-----------------------------------------------------------------------------------------
2002:
 Residential                      144    $   968         1   $   4         145    $   972
 Commercial and industrial         53        271       142      76         195        347
 Electric generation plants        --         --        85      15          85         15
 Wholesale                         --         --        83      10          83         10
                           --------------------------------------------------------------
                                  197    $ 1,239       311   $ 105         508      1,344
 Balancing accounts and other                                                          58
                                                                                 --------
   Total                                                                          $ 1,402
-----------------------------------------------------------------------------------------


SoCalGas recorded net income of $96 million and $112 million for the six-month periods ended June 30, 2003 and 2002, respectively, and net income of $38 million and $52 million for the three-month periods ended June 30, 2003 and 2002, respectively. The change was primarily due to the end of sharing of the merger savings (discussed in the Annual Report) and increased operating expenses associated with legal costs principally related to antitrust litigation, partially offset by increased margins and other factors.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant. At June 30, 2003, the company had $12 million in cash and $800 million (of which PE had $500 million for the sole purpose of providing loans to Sempra Energy Global Enterprises (Global) and SoCalGas had $300 million) in unused, committed lines of credit available. On July 10, 2003, the CPUC issued a decision authorizing SoCalGas to issue up to $715 million of long-term debt, of which not less than $500 million will be used for the retirement of currently outstanding debt or preferred stock. The decision also grants SoCalGas an exemption from the Competitive Bidding Rule and permits the company to enter into interest-rate swaps, caps, collars and currency-exchange contracts.

Management believes these amounts, cash flows from operations and new debt issuances will be adequate to finance capital expenditure requirements and other commitments. Management continues to regularly monitor the company's ability to adequately meet the needs of its operating, financing and investing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities totaled $440 million and $621 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash flows from operations was primarily attributable to an increase in overcollected regulatory balancing accounts in 2002 resulting from higher natural gas usage in 2002 and lower deposits from customers in 2003.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities totaled $28 million and $441 million for the six months ended June 30, 2003 and 2002, respectively. The change in cash flows from investing activities was primarily due to the repayments by Sempra Energy in 2003 of advances made to it in 2002.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities totaled $422 million and $152 million for the six months ended June 30, 2003 and 2002, respectively. The change in cash flows from financing activities was attributable to the repayment of $70 million of medium-term notes in January 2003 and $100 million of 7.375% first-mortgage bonds in April 2003. Dividends paid to Sempra Energy were $250 million (including $50 million dividended to PE by SoCalGas) and $100 million (all dividended to PE by SoCalGas) for the first six months of 2003 and 2002, respectively. In addition, repayments of short-term debt amounted to $50 million for the first six months of 2002.

In April 2003, PE amended its revolving line of credit and extended the expiration date by an additional two years. The revolving credit commitment, initially $500 million, declines semi-annually by $125 million until expiration on April 5, 2005 and is for the purpose of funding loans by PE to Global. Borrowings under the agreement would bear interest at rates varying with market rates, PE's credit ratings and the amount of the borrowings outstanding. They would be guaranteed by Sempra Energy and would be subject to mandatory repayment if SoCalGas' unsecured long-term credit ratings were to cease to be at least BBB by S&P and Baa2 by Moody's, if Sempra Energy's or SoCalGas' debt to total capitalization ratio (as defined in the agreement) were to exceed 65 percent, or if there were to be a change in law materially and adversely affecting the ability of SoCalGas to pay dividends or make distributions to PE. No borrowings have been made under this agreement.

In May 2003, SoCalGas and SDG&E replaced their expiring $500 million, 364-day credit agreement with a substantially identical agreement expiring on May 14, 2004. Under the agreement, each utility may individually borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. At the maturity date, each utility may convert its then outstanding borrowings to a one-year term loan, subject to having obtained any requisite regulatory approvals. Borrowings under the agreement would be available for general corporate purposes including back-up support for commercial paper and variable-rate long-term debt, and would bear interest at rates varying with market rates and the borrowing utility's credit rating. The agreement requires each utility to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 60 percent. The rights, obligations and covenants of each utility under the agreement are individual rather than joint with those of the other utility, and a default by one utility would not constitute default by the other.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the Annual Report and in Note 3 of the notes to Consolidated Financial Statements herein.

Income-Tax Issues

Resolution of the income-tax issues described in Note 3 of the notes to Consolidated Financial Statements herein could have a material impact on results of operations for 2003, or one or more future periods.

Natural Gas Restructuring and Rates

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. The resolution ordered SoCalGas to file a new application, which would address detailed proposals for implementation of the December 2001 decision, but also would allow reconsideration of the December 2001 decision. SoCalGas filed such an application on June 30, 2003, and proposed some modifications to the provisions of the December 2001 decision to respond to concerns that it could lead to higher natural gas costs for consumers. Modifications proposed by SoCalGas would also remove SoCalGas' exposure to risk or reward for the sale of receipt-point capacity. The filing proposes implementation of these provisions on April 1, 2004 and continuing through August 31, 2006. If the December 2001 decision is implemented, it is not expected to affect adversely the California Utilities' results of operations, cash flows or financial position. A CPUC decision is expected during 2004.



CPUC Investigation of Compliance with Affiliate Rules

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. The Assigned Commissioner and ALJ issued a ruling which suspends the procedural schedule until the CPUC completes an independent audit to evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. The audit is to consider whether these activities pose any problems for ratepayers and whether they are consistent with the CPUC's decision, rules or orders and/or affiliate statutes. The objective of the audit is to analyze the adequacy of the Affiliate Rules. In accordance with existing CPUC requirements, the California Utilities' transactions with other Sempra Energy affiliates have been audited by an independent auditing firm each year, with results reported to the CPUC, and there have been no material adverse findings in those audits.

Cost of Service Filing

On May 22, 2003, the assigned CPUC Commissioner modified his previously adopted procedural schedule on the California Utilities' Cost of Service applications to expedite a decision by approximately one month, permitting a decision by as early as March 2004. The assigned Commissioner also provided for additional comments to be filed on the California Utilities' request for interim relief for the period from January 1, 2004 to the date of the Cost of Service decision and stated that a decision on the request would be prepared for consideration of the full Commission. On June 3, 2003, various parties filed reply comments supporting or opposing the motion for January 1, 2004 interim relief. The CPUC's Office of Ratepayer Advocates' (ORA) report on the California Utilities' filing is due on August 8, 2003.

An October 10, 2001 decision denied the California Utilities' request to continue equal sharing between ratepayers and shareholders of the estimated savings for the 1998 Enova-PE business combination that created Sempra Energy and, instead, ordered that all of the estimated 2003 merger savings go to ratepayers. This decision will adversely affect 2003 net income by $24 million.

NEW ACCOUNTING STANDARDS

New pronouncements that have recently become effective or that are yet to be effective are SFAS 143, 148, 149 and 150, Interpretations 45 and 46, EITF 02-3, and the rescission of EITF 98-10. See discussion in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the companies subsequent to those discussed in the Annual Report.

As of June 30, 2003, the total Value at Risk of SoCalGas' natural gas positions was not material.



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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 3 of the notes to Consolidated Financial Statements, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

	Exhibit 10 - Material Contracts

      10.1  2003 Executive Incentive Plan (June 30, 2003 Sempra
      Energy 10-Q Exhibit 10.1)

      10.2  Amended 1998 Long-Term Incentive Plan (June 30, 2003
      Sempra Energy 10-Q Exhibit 10.2)

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Fixed Charges of PE.

12.2	  Computation of Ratio of Earnings to Fixed Charges of
      SoCalGas.

Exhibit 31 - Section 302 Certifications

      31.1 Statement of PE's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      31.2 Statement of PE's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      31.3 Statement of SoCalGas' Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      31.4 Statement of SoCalGas' Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 - Section 906 Certifications

      32.1 Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

      32.3 Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.4 Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.



(b)  Reports on Form 8-K

The following report on Form 8-K was filed after March 31, 2003:

Current Report on Form 8-K filed May 1, 2003, filing as an exhibit Sempra Energy's press release of May 1, 2003, giving the financial results for the three months ended March 31, 2003.

Current Report on Form 8-K filed August 7, 2003, filing as an exhibit Sempra Energy's press release of August 7, 2003, giving the financial results for the three months ended June 30, 2003.







                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: August 7, 2003                By:  /s/  F. H. Ault
                                    ----------------------------

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