Form 10-Q
period 2003-09-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2003-11-07
CIK 75527, 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                               September 30, 2003
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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




ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                   Three months ended
                                                      September 30,
                                                   ------------------
                                                     2003       2002
                                                   -------    -------
OPERATING REVENUES                                 $   794    $   597
                                                   -------    -------
OPERATING EXPENSES
  Cost of natural gas                                  333        192
  Other operating expenses                             270        207
  Depreciation                                          73         69
  Income taxes                                          39         46
  Franchise fees and other taxes                        23         20
                                                   -------    -------
    Total operating expenses                           738        534
                                                   -------    -------
Operating income                                        56         63
                                                   -------    -------
Other income and (deductions)
  Interest income                                        1          2
  Regulatory interest - net                              2         (1)
  Allowance for equity funds used
    during construction                                  4          2
  Income taxes on non-operating income                  (2)        --
  Other - net                                           (1)         2
                                                   -------    -------
    Total                                                4          5
                                                   -------    -------
Interest charges
  Long-term debt                                         9          8
  Other                                                 --          6
  Allowance for borrowed funds used
    during construction                                 (1)        (1)
                                                   -------    -------
    Total                                                8         13
                                                   -------    -------
Net income                                              52         55
Preferred dividend requirements                          1          1
                                                   -------    -------
Earnings applicable to common shares               $    51    $    54
                                                   =======    =======
See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                    Nine months ended
                                                       September 30,
                                                    -----------------
                                                      2003      2002
                                                    -------   -------
OPERATING REVENUES                                  $ 2,622   $ 1,999
                                                    -------   -------
OPERATING EXPENSES
  Cost of natural gas                                 1,354       808
  Other operating expenses                              690       598
  Depreciation                                          214       205
  Income taxes                                          111       135
  Franchise fees and other taxes                         77        67
                                                    -------   -------
    Total operating expenses                          2,446     1,813
                                                    -------   -------
Operating income                                        176       186
                                                    -------   -------
Other income and (deductions)
  Interest income                                         6         8
  Regulatory interest - net                               1        (5)
  Allowance for equity funds used
    during construction                                   8         6
  Income taxes on non-operating income                   (4)        3
  Preferred dividends of subsidiaries                    (1)       (1)
  Other - net                                            (3)        7
                                                    -------   -------
    Total                                                 7        18
                                                    -------   -------
Interest charges
  Long-term debt                                         31        27
  Other                                                   9        15
  Allowance for borrowed funds used
    during construction                                  (3)       (2)
                                                    -------   -------
    Total                                                37        40
                                                    -------   -------
Net income                                              146       164
Preferred dividend requirements                           3         3
                                                    -------   -------
Earnings applicable to common shares                $   143   $   161
                                                    =======   =======
See notes to Consolidated Financial Statements.


PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                 September 30,    December 31,
                                                     2003            2002
                                                 -------------   -------------
ASSETS
Utility plant - at original cost                        $6,938          $6,701
Accumulated depreciation                                (4,092)         (3,914)
                                                        ------          ------
      Utility plant - net                                2,846           2,787
                                                        ------          ------
Current assets:
  Cash and cash equivalents                                 16              22
  Accounts receivable - trade                              265             458
  Accounts receivable - other                               25              44
  Due from unconsolidated affiliates                         3              83
  Income taxes receivable                                   26              97
  Deferred income taxes                                     76              55
  Regulatory assets arising from fixed-price
     contracts and other derivatives                        86              92
  Other regulatory assets                                   14              --
  Inventories                                              151              76
  Other                                                     19              20
                                                        ------          ------
      Total current assets                                 681             947
                                                        ------          ------
Other assets:
  Due from unconsolidated affiliates                       209             419
  Regulatory assets arising from fixed-price
     contracts and other derivatives                       169             233
  Sundry                                                   150             173
                                                        ------          ------
      Total other assets                                   528             825
                                                        ------          ------
Total assets                                            $4,055          $4,559
                                                        ======          ======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                  September 30,    December 31,
                                                       2003           2002
                                                  -------------   -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common Stock (600 million shares authorized;
     84 million shares outstanding)                      $1,349         $1,318
  Retained earnings                                         179            286
                                                         ------         ------
     Total common equity                                  1,528          1,604
  Preferred stock                                            80             80
                                                         ------         ------
       Total shareholders' equity                         1,608          1,684
  Long-term debt                                            438            657
                                                         ------         ------
         Total capitalization                             2,046          2,341
                                                         ------         ------
Current liabilities:
  Short-term debt                                            40             --
  Accounts payable - trade                                  211            200
  Accounts payable - other                                   46             36
  Due to unconsolidated affiliates                          144             96
  Regulatory balancing accounts - net                        41            184
  Interest payable                                           27             25
  Regulatory liabilities                                     --             16
  Fixed-price contracts and other derivatives                93             96
  Current portion of long-term debt                         100            175
  Customer deposits                                          51            108
  Other                                                     263            265
                                                         ------         ------
     Total current liabilities                            1,016          1,201
                                                         ------         ------

Deferred credits and other liabilities:
  Customer advances for construction                         39             37
  Post-retirement benefits other than pensions               74             77
  Deferred income taxes                                     214            176
  Deferred investment tax credits                            45             47
  Regulatory liabilities                                     91            121
  Fixed-price contracts and other derivatives               169            233
  Deferred credits and other liabilities                    341            306
  Preferred stock of subsidiary                              20             20
                                                         ------         ------
     Total deferred credits and other liabilities           993          1,017
                                                         ------         ------
Contingencies and commitments (Note 3)

Total liabilities and shareholders' equity               $4,055         $4,559
                                                         ======         ======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

                                                         Nine months ended
                                                           September 30,
                                                        ------------------
                                                         2003        2002
                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $   146    $   164
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            214        205
    Deferred income taxes and investment tax credits         --         (7)
  Net changes in other working capital components            44        253
  Changes in other assets                                     6         (1)
  Changes in other liabilities                               13         (5)
                                                        -------    -------
    Net cash provided by operating activities               423        609
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (217)      (213)
  Affiliate loans - net                                     296       (144)
                                                        -------    -------
    Net cash provided by (used in) investing activities      79       (357)
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                    (250)      (100)
  Preferred dividends paid                                   (3)        (3)
  Payment of long-term debt                                (295)      (100)
  Increase (decrease) in short-term debt                     40        (50)
                                                        -------    -------
    Net cash used in financing activities                  (508)      (253)
                                                        -------    -------
Decrease in cash and cash equivalents                        (6)        (1)
Cash and cash equivalents, January 1                         22         13
                                                        -------    -------
Cash and cash equivalents, September 30                 $    16    $    12
                                                        =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized         $    32    $    34
                                                        =======    =======
  Income tax payments, net of refunds                   $    44    $   151
                                                        =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy                 $    48    $    --
    Liabilities assumed                                     (18)        --
                                                        -------    -------
      Net assets contributed by Sempra Energy           $    30    $    --
                                                        =======    =======

See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                     Three months ended
                                                        September 30,
                                                     ------------------
                                                       2003       2002
                                                     -------    -------
OPERATING REVENUES                                   $   794    $   597
                                                     -------    -------

OPERATING EXPENSES
  Cost of natural gas                                    333        192
  Other operating expenses                               268        205
  Depreciation                                            73         69
  Income taxes                                            39         47
  Franchise fees and other taxes                          23         20
                                                     -------    -------
    Total operating expenses                             736        533
                                                     -------    -------
Operating income                                          58         64
                                                     -------    -------
Other income and (deductions)
  Interest income                                          1          1
  Regulatory interest - net                                2         (1)
  Allowance for equity funds used
    during construction                                    4          2
  Income taxes on non-operating income                    (2)        --
  Other - net                                             (1)        --
                                                     -------    -------
    Total                                                  4          2
                                                     -------    -------
Interest charges
  Long-term debt                                           9          8
  Other                                                    1          3
  Allowance for borrowed funds used
    during construction                                   (1)        (1)
                                                     -------    -------
    Total                                                  9         10
                                                     -------    -------
Earnings applicable to common shares                 $    53    $    56
                                                     =======    =======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                      Nine months ended
                                                        September 30,
                                                      -----------------
                                                        2003      2002
                                                      -------   -------
OPERATING REVENUES                                    $ 2,622   $ 1,999
                                                      -------   -------
OPERATING EXPENSES
  Cost of natural gas                                   1,354       808
  Other operating expenses                                689       591
  Depreciation                                            214       205
  Income taxes                                            112       139
  Franchise fees and other taxes                           77        67
                                                      -------   -------
    Total operating expenses                            2,446     1,810
                                                      -------   -------
Operating income                                          176       189
                                                      -------   -------
Other income and (deductions)
  Interest income                                           3         3
  Regulatory interest - net                                 1        (5)
  Allowance for equity funds used
    during construction                                     8         6
  Income taxes on non-operating income                     (4)        5
  Other - net                                              (2)       --
                                                      -------   -------
    Total                                                   6         9
                                                      -------   -------
Interest charges
  Long-term debt                                           31        27
  Other                                                     5         5
  Allowance for borrowed funds used
    during construction                                    (3)       (2)
                                                      -------   -------
    Total                                                  33        30
                                                      -------   -------
Net income                                                149       168
Preferred dividend requirements                             1         1
                                                      -------   -------
Earnings applicable to common shares                  $   148   $   167
                                                      =======   =======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)


                                                      September 30,    December 31,
                                                          2003             2002
                                                      -------------   -------------
ASSETS
Utility plant - at original cost                             $6,938          $6,701
Accumulated depreciation                                     (4,092)         (3,914)
                                                             ------          ------
      Utility plant - net                                     2,846           2,787
                                                             ------          ------

Current assets:
  Cash and cash equivalents                                      16              22
  Accounts receivable - trade                                   265             458
  Accounts receivable - other                                    23              44
  Due from unconsolidated affiliates                             --              81
  Income taxes receivable                                        --              28
  Deferred income taxes                                         106              87
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                       86              92
  Other regulatory assets                                        14               --
  Inventories                                                   151              76
  Other                                                          15              20
                                                             ------          ------
        Total current assets                                    676             908
                                                             ------          ------
Other assets:
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                      169             233
  Sundry                                                        132             151
                                                             ------          ------
        Total other assets                                      301             384
                                                             ------          ------
Total assets                                                 $3,823          $4,079
                                                             ======          ======

See notes to Consolidated Financial Statements.




SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)


                                                         September 30,   December 31,
                                                             2003            2002
                                                         -------------   ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100 million shares authorized;
    91 million shares outstanding)                              $  866         $  836
  Retained earnings                                                579            482
                                                                ------         ------
    Total common equity                                          1,445          1,318
  Preferred stock                                                   22             22
                                                                ------         ------
      Total shareholders' equity                                 1,467          1,340
  Long-term debt                                                   438            657
                                                                ------         ------
         Total capitalization                                    1,905          1,997
                                                                ------         ------

Current liabilities:
  Short-term debt                                                   40             --
  Accounts payable - trade                                         211            199
  Accounts payable - other                                          46             36
  Due to unconsolidated affiliates                                  76             31
  Regulatory balancing accounts - net                               41            184
  Income taxes payable                                              46             --
  Interest payable                                                  26             24
  Regulatory liabilities                                            --             16
  Fixed-price contracts and other derivatives                       93             96
  Current portion of long-term debt                                100            175
  Customer deposits                                                 51            108
  Other                                                            263            264
                                                                ------         ------
        Total current liabilities                                  993          1,133
                                                                ------         ------

Deferred credits and other liabilities:
  Customer advances for construction                                39             37
  Deferred income taxes                                            273            237
  Deferred investment tax credits                                   45             47
  Regulatory liabilities arising from deferred taxes               165            164
  Other regulatory liabilities                                      --             37
  Fixed-price contracts and other derivatives                      169            233
  Deferred credits and other liabilities                           234            194
                                                                ------         ------
        Total deferred credits and other liabilities               925            949
                                                                ------         ------
Contingencies and commitments (Note 3)

Total liabilities and shareholders' equity                      $3,823         $4,079
                                                                ======         ======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                           Nine months ended
                                                             September 30,
                                                          -------------------
                                                           2003        2002
                                                          -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   149     $   168
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                              214         205
    Deferred income taxes and investment tax credits           (2)        (12)
  Net changes in other working capital components              53         249
  Changes in other assets                                      (1)         --
  Changes in other liabilities                                 18          (3)
                                                          -------     -------
    Net cash provided by operating activities                 431         607
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (217)       (213)
  Loan to/from affiliate - net                                 86        (144)
                                                          -------     -------
    Net cash used in investing activities                    (131)       (357)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                              (51)       (101)
  Payments of long-term debt                                 (295)       (100)
  Increase (decrease) in short-term debt                       40         (50)
                                                          -------     -------
    Net cash used in financing activities                    (306)       (251)
                                                          -------     -------
Decrease in cash and cash equivalents                          (6)         (1)
Cash and cash equivalents, January 1                           22          13
                                                          -------     -------
Cash and cash equivalents, September 30                   $    16     $    12
                                                          =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized           $    28     $    27
                                                          =======     =======
  Income tax payments, net of refunds                     $    44     $   151
                                                          =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy                   $    48     $    --
    Liabilities assumed                                       (18)         --
                                                          -------     -------
      Net assets contributed by Sempra Energy             $    30     $    --
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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (Annual Report) and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2003 and June 30, 2003.

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



COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.



                            Pacific Enterprises                 SoCalGas
                       -----------------------------  ----------------------------
                        Three months   Nine months     Three months   Nine months
                           ended          ended            ended         ended
                        September 30, September 30,    September 30, September 30,
                       -----------------------------  ----------------------------
(Dollars in millions)   2003   2002    2003   2002      2003   2002    2003   2002
----------------------------------------------------------------------------------


Net income              $ 52   $ 55   $ 146  $ 164      $ 53   $ 56   $ 149  $ 168

Financial instruments     --     --      --     (1)*      --     --      --     (1)*

                        ----------------------------------------------------------
Comprehensive income    $ 52   $ 55   $ 146  $ 163      $ 53   $ 56   $ 149  $ 167
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

The change in the asset retirement obligations for the nine months ended September 30, 2003 is as follows (dollars in millions):


Balance as of January 1, 2003                    $  --
Adoption of SFAS 143                                10
Accretion expense                                    1
                                                 ------
Balance as of September 30, 2003                 $  11
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

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The adoption of SFAS 149 did not have an effect on the company's consolidated results of operations and financial position.


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

The modifications include, among other things, a proposal not to unbundle natural gas transmission, a higher market price cap on receipt-point capacity transactions in the secondary market, deferral of retail unbundling provisions, and a proposal to litigate transmission and storage revenue requirements in the Cost of Service case (see below). The proposed modifications would also remove SoCalGas' exposure to risk or reward for the sale of receipt-point capacity. The filing proposes implementation of these provisions on April 1, 2004 and continuing through August 31, 2006. On September 29, 2003, the CPUC issued a ruling indicating that the proceeding will initially only consider implementation of the original December 2001 decision, but the Assigned Commissioner said he will informally look at the alternatives proposed by SoCalGas. The matter has been set for hearing and a CPUC decision is expected by January 2004. If the December 2001 decision is implemented, it is not expected to have a material effect on the companies' earnings.

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

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. On September 18, 2003, the Commission suspended the procedural schedule until the CPUC completes an independent audit to evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. The audit will be combined with the annual affiliate audit and should be completed by the end of 2004. The scope of the audit will be broader than the annual affiliate audit. In addition to an evaluation of compliance with CPUC rules and requirements, this audit will assess the potential for conflicts between the interests of Sempra Energy and the interests of the California Utilities and their ratepayers, and examine whether business activities undertaken by the utilities and/or their holding company and affiliates pose potential problems or unjust or unreasonable impacts on utility customers.

COST OF SERVICE FILING

As previously reported, the California Utilities have filed cost of service applications with the CPUC seeking rate increases designed to reflect forecasts of 2004 capital and operating costs. SoCalGas is requesting revenue increases of approximately $45 million. The CPUC's Office of Ratepayer Advocates (ORA) filed its prepared testimony in the applications on August 8, 2003, recommending rate decreases that would reduce annual revenues by $121 million from their current level. The Utility Reform Network (TURN) has proposed rates for SoCalGas that would reduce annual revenues by $178 million from their current level. Hearings are expected to conclude by the end of this month. The procedural schedule for the cost of service applications permits a decision as early as March 2004, and the California Utilities have filed a petition for interim rate relief for the period from January 1, 2004 until the effective date of the decision. On November 3, 2003, the CPUC ALJ released a Proposed Decision that would authorize the California Utilities to create a memorandum account as of January 1, 2004, to record the difference between existing rates and those that are later authorized in the Commission's final decision in this case. The difference would then be amortized in rates. The full Commission can vote on the Proposed Decision as soon as December 4, 2003. The California Utilities have also filed for continuation through 2004 of existing PBR mechanisms for service quality and safety that would otherwise expire at the end of 2003.

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

On August 21, 2003, the CPUC approved SoCalGas' GCIM Years 7 and 8 shareholder rewards of $30.8 million and $17.4 million, respectively, subject to refund or adjustment as determined by the Commission in the Border Price Investigation described above. These rewards have been included in income in the third quarter of 2003.

On June 16, 2003, SoCalGas filed an application with the CPUC requesting a $6.3 million shareholder reward for GCIM Year 9 (April 1, 2002 through March 31, 2003). The company's natural gas purchasing activities resulted in a net savings of $32.7 million to ratepayers during Year 9, which led to the requested shareholder reward. This application is pending before the CPUC, with approval expected in the first half of 2004.

Performance incentives rewards are not included in the company's earnings before CPUC approval is received.

DEMAND SIDE MANAGEMENT (DSM) AND ENERGY EFFICIENCY AWARDS

Since the 1990s, IOUs have been eligible to earn awards for implementing and administering energy conservation and efficiency programs. The California Utilities have offered these programs to customers and have consistently achieved significant earnings therefrom. On October 16, 2003, the CPUC issued a decision that the pre-1998 DSM earnings mechanism would not be reopened. Therefore, the CPUC will not redetermine the uncollected portion of past awards earned by the IOUs and will not be recomputing the amounts of the awards, but may adjust such amounts consistent with the application of known, standard measurement and verification protocols.

The CPUC has consolidated the 2000, 2001, 2002 and 2003 award applications. On May 2, 2003, the CPUC released an RFP to conduct a review of the IOUs' studies used as the basis for the awards claims. The review should be completed by the second quarter of 2004. All outstanding claims are on hold pending completion of the independent review. As of September 30, 2003, SoCalGas had $10 million in DSM/energy efficiency rewards requested but pending CPUC approval and had $3 million in rewards for which it has not yet requested approval.

FERC PRICE REPORTING PRACTICES SURVEYS

On September 26, 2003, FERC sent a survey to 266 companies concerning natural gas and electric price reporting practices. The survey is being conducted in support of FERC's "Policy Statement on Natural Gas and Electric Price Indices" issued in July 2003, to measure industry progress in voluntary reporting of energy trade data to publishers of energy price indices. Responses to the survey were provided on behalf of SoCalGas. A second survey is expected to be conducted in March 2004 in FERC's continuing effort to monitor energy price reporting.

LITIGATION

During the third quarter of 2003, the company recorded additional charges against income for litigation costs and possible resolution of certain cases. Management believes that none of these matters will have further material adverse effect on the company's financial condition or results of operations. Except for the matters referred to below, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

Antitrust Litigation

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso entities announced that they had reached a $1.5 billion settlement, of which $125 million is allocated to customers of the California Utilities. The proceeding against Sempra Energy and the California Utilities has not been settled and continues to be litigated.

Similar lawsuits have been filed by the Attorney General of Arizona and the Attorney General of Nevada alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and other company subsidiaries, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, breach of contract and wire fraud.

Price Reporting Practices

In the fourth quarter of 2002, Sempra Energy and SoCalGas were named as defendants in a lawsuit filed in Los Angeles Superior Court against various trade publications and other energy companies alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications. On July 8, 2003, the Superior Court granted the defendants' demurrer on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. Plaintiffs have filed an amended complaint, and in September 2003 defendants filed a demurrer to the amended complaint.





PENDING INTERNAL REVENUE SERVICE MATTERS

The company is in discussions with the Internal Revenue Service (IRS) to resolve issues related to various prior years' returns. A Revenue Ruling dealing with utility balancing accounts, and discussions with the IRS concerning this Ruling lead the company to believe it will be entitled to reverse recorded interest associated with the reporting of these items in prior periods. The company expects that these matters will be resolved before year end and estimates that favorable resolution could increase reported earnings by in excess of $10 million.

The company is unable to predict the net effect of the ultimate resolution of these income tax matters.

RECENT SOUTHERN CALIFORNIA FIRES

Southern California experienced several major wildfires that began on October 26, 2003. On October 27, 2003, Governor Gray Davis declared a "state of emergency" for four counties, including three counties within SoCalGas' service territory.

The declaration of a state of emergency invokes Public Utilities Code
Section 454.9, which authorizes a public utility to establish a catastrophic event memorandum account (CEMA) to record all costs associated with (1) restoring utility services to customers; (2) repairing, replacing or restoring damaged utility facilities and (3) complying with governmental agency orders in connection with events declared disasters by competent state or federal authorities.

The costs recorded in the CEMA are recoverable in rates separate from ordinary costs currently recovered in rates. Public Utilities Code
Section 454.9 requires that the CPUC hold expedited hearings in response to the utilities' request for recovery. SoCalGas is recording fire damage costs and the costs of restoring natural gas service in the CEMA account, although there has not been significant damage to the natural gas system. Therefore, the company expects no significant effect on earnings from the fires.

4. FINANCIAL INSTRUMENTS

Note 7 of the notes to Consolidated Financial Statements in the Annual Report discusses the companies' financial instruments, including the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The effect is to recognize all derivatives as assets or liabilities on the balance sheet, measure those instruments at fair value, and recognize any changes in fair value in earnings for the period that the change occurs unless the derivative qualifies as an effective hedge that offsets other exposures.

The company utilizes derivative financial instruments to manage its exposure to unfavorable changes in commodity prices, which are subject to significant and often volatile fluctuations. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and its customers. In accordance with SFAS 133, the company has elected to account for contracts that are settled by physical delivery at historical cost, with gains and losses reflected in the income statement at the contract settlement date.

Fixed-price contracts and other derivatives on the Consolidated Balance Sheets primarily reflect the company's derivative gains and losses related to long-term delivery contracts for natural gas transportation. The company has established regulatory assets and liabilities to the extent that these gains and losses are recoverable or payable through future rates. The changes in fixed-price contracts and other derivatives on the Consolidated Balance Sheets for the nine months ended September 30, 2003 were primarily due to physical deliveries under long-term natural gas transportation contracts. The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the nine months ended September 30, 2003 or 2002.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

Natural gas revenues increased to $2.6 billion for the nine months ended September 30, 2003 from $2.0 billion for the corresponding period in 2002, and the cost of natural gas increased to $1.4 billion in 2003 from $808 million in 2002. Additionally, natural gas revenues increased to $794 million for the three months ended September 30, 2003 from $597 million for the corresponding period in 2002, and the cost of natural gas increased to $333 million in 2003 from $192 million in 2002. These changes were primarily attributable to $48 million of GCIM awards recognized during the third quarter of 2003, as well as natural gas price increases (which are passed on to customers) partially offset by reduced volumes. See discussion of performance awards in Note 3 of the notes to Consolidated Financial Statements.

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



The table below summarizes natural gas volumes and revenues by customer class for the nine months ended September 30, 2003 and 2002.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2003:
 Residential                      165    $ 1,547         1   $   5         166    $ 1,552
 Commercial and industrial         79        559       206     134         285        693
 Electric generation plants        --         --       141      39         141         39
 Wholesale                         --         --       100      23         100         23
                           --------------------------------------------------------------
                                  244    $ 2,106       448   $ 201         692      2,307
 Balancing accounts and other                                                         315
                                                                                 --------
   Total                                                                          $ 2,622
-----------------------------------------------------------------------------------------
2002:
 Residential                      182    $ 1,271         2   $   5         184    $ 1,276
 Commercial and industrial         73        377       215     116         288        493
 Electric generation plants        --         --       168      32         168         32
 Wholesale                         --         --       121      17         121         17
                           --------------------------------------------------------------
                                  255    $ 1,648       506   $ 170         761      1,818
 Balancing accounts and other                                                         181
                                                                                 --------
   Total                                                                          $ 1,999
-----------------------------------------------------------------------------------------



SoCalGas recorded net income of $149 million and $168 million for the nine-month periods ended September 30, 2003 and 2002, respectively, and net income of $53 million and $56 million for the three-month periods ended September 30, 2003 and 2002, respectively. The decreases were primarily due to a $28 million after-tax charge for litigation and for losses associated with a long-term sublease of portions of its headquarters building, and the end of sharing of merger savings (which positively impacted earnings by $13 million for the nine-month period and $4 million for the three-month period in 2002). These factors were partially offset by the after-tax recognition of $29 million in GCIM awards in the third quarter of 2003. The non-recurring sublease losses pertain to pre-2003 transactions, but are charged against current operations because they are not material to annual financial statements.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant. At September 30, 2003, the company had $16 million in cash and $800 million (of which PE had $500 million for the sole purpose of providing loans to Sempra Energy Global Enterprises, another subsidiary of Sempra Energy, and SoCalGas had $300 million) in unused, committed lines of credit available, of which $40 million was supporting commercial paper. On July 10, 2003, the CPUC issued a decision authorizing SoCalGas to issue up to $715 million of additional long-term debt, of which not less than $500 million will be used for the retirement of debt or preferred stock. The decision also grants SoCalGas an exemption from the Competitive Bidding Rule and permits SoCalGas to enter into interest-rate swaps, caps, collars and currency-exchange contracts. On October 17, 2003, SoCalGas issued $250 million of 5.45% first mortgage bonds due in April 2018. The proceeds will be used to replenish amounts previously expended to refund and retire indebtedness and for general corporate purposes. This issuance used up $33 million of the July 10, 2003 CPUC debt authorization.

Management believes these amounts and cash flows from operations and new debt issuances will be adequate to finance capital expenditure requirements and other commitments.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's consolidated operating activities totaled $423 million and $609 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by SoCalGas' operating activities totaled $431 million and $607 million for the nine months ended September 30, 2003 and 2002, respectively. The decreases were primarily attributable to 2003's decrease in overcollected regulatory balancing accounts resulting from lower natural gas usage and the refunding of customers' deposits.

During the third quarter of 2003, SoCalGas made a pension plan contribution of $1.3 million for the 2003 plan year.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by PE's consolidated investing activities totaled $79 million for the nine months ended September 30, 2003 compared to net cash used of $357 million for the corresponding period in 2002. The change was primarily due to the $296 million repayment from Sempra Energy in 2003 compared to $144 million of advances from SoCalGas to Sempra Energy in 2002. Net cash used in SoCalGas' investing activities totaled $131 million for the nine months ended September 30, 2003 compared to $357 million for the corresponding period in 2002. The change was the same as for PE except that SoCalGas received $86 million of the $296 repayment from Sempra Energy in 2003.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's consolidated financing activities totaled $508 million and $253 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in SoCalGas' financing activities totaled $306 million and $251 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in PE's cash flows was attributable to the repayment of $70 million of medium-term notes in January 2003, $100 million of 7.375% first-mortgage bonds in April 2003 and $125 million of 7.5% first-mortgage bonds in August 2003, and an increase of $150 million in dividends paid to Sempra Energy in 2003, partially offset by the issuance of $40 million of short-term debt in 2003 (compared to a $50 million net reduction in short-term debt in 2002). The increase in SoCalGas's cash flows was the same as described above for PE, except for the change in dividends paid, which reflect a $50 million decrease in dividends paid to PE in 2003.

CREDIT RATINGS

On October 7, 2003, Standard & Poor's reduced the corporate credit ratings of SoCalGas from A+ to A, senior unsecured debt ratings from A to A-, and preferred stock ratings from A- to BBB+. The company's prior ratings for senior secured debt were affirmed at A+. All ratings were issued with a stable outlook.

On October 14, 2003 Fitch Ratings affirmed the senior secured debt ratings of SoCalGas at AA, senior unsecured debt ratings at AA-, and preferred stock ratings at A+. PE's preferred stock rating was lowered to A from A+. All ratings were issued with a stable outlook.

Moody's senior secured debt ratings of SoCalGas remained unchanged at A1, the senior unsecured debt ratings at A2, and preferred stock ratings at Baa1. All ratings maintained their prior stable outlook.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the Annual Report and in Note 3 of the notes to Consolidated Financial Statements herein.

Income Tax Issues

Resolution of the income tax issues described in Note 3 of the notes to Consolidated Financial Statements herein could have a material impact on results of operations for 2003, or one or more future periods.

Natural Gas Restructuring and Rates

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. The resolution ordered SoCalGas to file a new application, which would address detailed proposals for implementation of the December 2001 decision, but also would allow reconsideration of the December 2001 decision. SoCalGas filed such an application on June 30, 2003, and proposed some modifications to the provisions of the December 2001 decision to respond to concerns that it could lead to higher natural gas costs for consumers. The proposed modifications would also remove SoCalGas' exposure to risk or reward for the sale of receipt-point capacity. The filing proposes implementation of these provisions on April 1, 2004 and continuing through August 31, 2006. On September 29, 2003, the CPUC issued a ruling indicating that the proceeding will initially only consider implementation of the original December 2001 decision, but the Assigned Commissioner said he will informally look at the alternatives proposed by SoCalGas. The matter has been set for hearing and a CPUC decision is expected by January 2004. If the December 2001 decision is implemented, it is not expected to have a material effect on the California Utilities' earnings.

CPUC Investigation of Compliance with Affiliate Rules

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. On September 18, 2003, the Commission suspended the procedural schedule until the CPUC completes an independent audit to evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. The audit will be combined with the annual affiliate audit and should be completed by the end of 2004. The scope of the audit will be broader than the annual affiliate audit. In addition to an evaluation of compliance with CPUC rules and requirements, this audit will assess the potential for conflicts between the interests of Sempra Energy and the interests of the California Utilities and their ratepayers, and examine whether business activities undertaken by the California Utilities and/or their holding company and affiliates pose potential problems or unjust or unreasonable impacts on utility customers.

Cost of Service Filing

As previously reported, the California Utilities have filed cost of service applications with the CPUC seeking rate increases designed to reflect forecasts of 2004 capital and operating costs. SoCalGas is requesting revenue increases of approximately $45 million. The ORA filed its prepared testimony in the applications on August 8, 2003, recommending rate decreases that would reduce annual revenues by $121 million from their current level. TURN has proposed rates for SoCalGas that would reduce annual revenues by $178 million from their current level. Hearings are expected to conclude by the end of this month. The procedural schedule for the cost of service applications permits a decision as early as March 2004, and the California Utilities have filed a petition for interim rate relief for the period from January 1, 2004 until the effective date of the decision. On November 3, 2003, the CPUC ALJ released a Proposed Decision that would authorize the California Utilities to create a memorandum account as of January 1, 2004, to record the difference between existing rates and those that are later authorized in the Commission's final decision in this case. The difference would then be amortized in rates. The full Commission can vote on the Proposed Decision as soon as December 4, 2003. The California Utilities have also filed for continuation through 2004 of existing PBR mechanisms for service quality and safety that would otherwise expire at the end of 2003.

An October 10, 2001 decision denied the California Utilities' request to continue equal sharing between ratepayers and shareholders of the estimated savings for the 1998 Enova-PE business combination that created Sempra Energy and, instead, ordered that all of the estimated 2003 merger savings go to ratepayers. In 2002, merger savings to shareholders for the three-month and nine-month periods were $4 million and $13 million, respectively.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective or that are yet to be effective are SFAS 143, 148, 149 and 150, Interpretations 45 and 46, and EITF 02-3. See discussion in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the companies subsequent to those discussed in the Annual Report.

As of September 30, 2003, the total Value at Risk of SoCalGas' natural gas positions was not material.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officers, the companies as of the date of this quarterly report have evaluated the effectiveness of the design and operation of the companies' disclosure controls and procedures. Based on that evaluation, the companies' Chief Executive Officers and Chief Financial Officers have concluded that the controls and procedures are effective.

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
      SoCalGas.

      Exhibit 31 -- Section 302 Certifications

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

      Exhibit 32 -- Section 906 Certifications

      32.1 Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

      32.3 Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.4 Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

 (b)  Reports on Form 8-K

The following report on Form 8-K was filed after June 30, 2003:

Current Report on Form 8-K filed August 7, 2003, filing as an exhibit Sempra Energy's press release of August 7, 2003, giving the financial results for the three months ended June 30, 2003.

Current Report on Form 8-K filed September 2, 2003, announcing CPUC approval of certain performance rewards and the CPUC's denial of rehearing requested by opponents of an approved settlement agreement with SDG&E.

Current Report on Form 8-K filed November 6, 2003, filing as an exhibit Sempra Energy's press release of November 6, 2003, giving the financial results for the three months ended September 30, 2003.







                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: November 6, 2003              By:  /s/  F. H. Ault
                                    ----------------------------

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