Form 10-Q
period 2004-03-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2004-04-29
CIK 75527, 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               March 31, 2004
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

Common Stock outstanding:

Pacific Enterprises                  Wholly owned by Sempra Energy

Southern California Gas Company      Wholly owned by Pacific Enterprises



          INFORMATION REGARDING FORWARD-LOOKING STATEMENTS


This Quarterly Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "could," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California Legislature, and the Federal Energy Regulatory Commission; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.



PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                          Quarters ended
                                                             March 31,
                                                        ------------------
                                                          2004       2003
                                                        -------    -------
Operating revenues                                      $ 1,148    $ 1,008
                                                        -------    -------

Operating expenses
  Cost of natural gas                                       721        600
  Other operating expenses                                  210        197
  Depreciation                                               74         69
  Income taxes                                               44         45
  Franchise fees and other taxes                             33         29
                                                        -------    -------
    Total operating expenses                              1,082        940
                                                        -------    -------
Operating income                                             66         68
                                                        -------    -------
Other income and (deductions)
  Interest income                                             8          2
  Regulatory interest - net                                  (3)        --
  Allowance for equity funds used
    during construction                                       1          2
  Income taxes on non-operating income                       --         (1)
  Other - net                                                (1)         3
                                                        -------    -------
    Total                                                     5          6
                                                        -------    -------
Interest charges
  Long-term debt                                              9         12
  Other                                                       3          5
  Allowance for borrowed funds used
    during construction                                      --         (1)
                                                        -------    -------
    Total                                                    12         16
                                                        -------    -------
Net income                                                   59         58
Preferred dividend requirements                               1          1
                                                        -------    -------
Earnings applicable to common shares                    $    58    $    57
                                                        =======    =======
See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                               -----------------------------
                                                  March 31,     December 31,
                                                    2004            2003
                                               -------------   -------------
ASSETS
Utility plant - at original cost                    $ 7,063        $ 7,008
Accumulated depreciation                             (2,784)        (2,739)
                                                    -------        -------
      Utility plant - net                             4,279          4,269
                                                    -------        -------
Current assets:
  Cash and cash equivalents                              44             32
  Accounts receivable - trade                           422            509
  Accounts receivable - other                            14             36
  Interest receivable                                    31             30
  Due from affiliates                                   248             76
  Income taxes receivable                                82            103
  Regulatory assets arising from fixed-price
     contracts and other derivatives                     90             85
  Other regulatory assets                                16              8
  Inventories                                            19             74
  Other                                                   9             12
                                                    -------        -------
      Total current assets                              975            965
                                                    -------        -------
Other assets:
  Due from affiliates                                   455            356
  Regulatory assets arising from fixed-price
     contracts and other derivatives                    122            148
  Sundry                                                142            150
                                                    -------        -------
      Total other assets                                719            654
                                                    -------        -------
Total assets                                        $ 5,973        $ 5,888
                                                    =======        =======

See notes to Consolidated Financial Statements.



PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                               -----------------------------
                                                  March 31,     December 31,
                                                    2004            2003
                                               -------------   -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (600 million shares authorized;
     84 million shares outstanding)                 $ 1,367        $ 1,367
  Retained earnings                                     311            253
  Accumulated other comprehensive income (loss)          (3)            (3)
                                                    -------        -------
     Total common equity                              1,675          1,617
  Preferred stock                                        80             80
                                                    -------        -------
     Total shareholders' equity                       1,755          1,697
  Long-term debt                                        769            762
                                                    -------        -------
     Total capitalization                             2,524          2,459
                                                    -------        -------
Current liabilities:
  Accounts payable - trade                              195            227
  Accounts payable - other                               42             44
  Due to affiliates                                     110            121
  Interest payable                                       23             18
  Deferred income taxes                                  35             24
  Regulatory balancing accounts - net                   194             86
  Fixed-price contracts and other derivatives            92             86
  Current portion of long-term debt                      --            175
  Customer deposits                                      58             43
  Other                                                 401            262
                                                    -------        -------
     Total current liabilities                        1,150          1,086
                                                    -------        -------

Deferred credits and other liabilities:
  Customer advances for construction                     41             40
  Postretirement benefits other than pensions            62             72
  Deferred income taxes                                 166            154
  Deferred investment tax credits                        43             44
  Regulatory liabilities arising from cost of
    removal obligations                               1,411          1,392
  Other regulatory liabilities                          108            108
  Fixed-price contracts and other derivatives           122            148
  Preferred stock of subsidiary                          20             20
  Deferred credits and other                            326            365
                                                    -------        -------
     Total deferred credits and other liabilities     2,299          2,343
                                                    -------        -------
Contingencies and commitments (Note 5)

Total liabilities and shareholders' equity          $ 5,973        $ 5,888
                                                    =======        =======

See notes to Consolidated Financial Statements.




PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

                                                          Quarters ended
                                                             March 31,
                                                        ------------------
                                                         2004        2003
                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $    59    $    58
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             74         69
    Deferred income taxes and investment tax credits         24         (7)
  Net changes in other working capital components           415        323
  Changes in other liabilities                              (39)        (2)
                                                        -------    -------
    Net cash provided by operating activities               533        441
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (62)       (58)
  Loans to/from affiliates - net                           (283)      (195)
                                                        -------    -------
    Net cash used in investing activities                  (345)      (253)
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends paid                                   (1)        (1)
  Payments on long-term debt                               (175)       (70)
                                                        -------    -------
    Net cash used in financing activities                  (176)       (71)
                                                        -------    -------
Increase in cash and cash equivalents                        12        117
Cash and cash equivalents, January 1                         32         22
                                                        -------    -------
Cash and cash equivalents, March 31                     $    44    $   139
                                                        =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized         $     5    $     5
                                                        =======    =======
  Income tax refunds, net of payments                   $    --    $    34
                                                        =======    =======

See notes to Consolidated Financial Statements.





SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                          Quarters ended
                                                             March 31,
                                                        ------------------
                                                          2004       2003
                                                        -------    -------

Operating revenues                                      $ 1,148    $ 1,008
                                                        -------    -------

Operating expenses
  Cost of natural gas                                       721        600
  Other operating expenses                                  209        195
  Depreciation                                               74         69
  Income taxes                                               43         45
  Franchise fees and other taxes                             33         29
                                                        -------    -------
    Total operating expenses                              1,080        938
                                                        -------    -------
Operating income                                             68         70
                                                        -------    -------
Other income and (deductions)
  Interest income                                             1          1
  Regulatory interest - net                                  (3)        --
  Allowance for equity funds used
    during construction                                       1          2
  Income taxes on non-operating income                       --         (1)
  Other - net                                                (1)        (1)
                                                        -------    -------
    Total                                                    (2)         1
                                                        -------    -------
Interest charges
  Long-term debt                                              9         12
  Other                                                       1          2
  Allowance for borrowed funds used
    during construction                                      --         (1)
                                                        -------    -------
    Total                                                    10         13
                                                        -------    -------
Net income/earnings applicable to common shares         $    56    $    58
                                                        =======    =======
See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                        -----------------------------
                                                          March 31,     December 31,
                                                            2004           2003
                                                        -------------   -------------
ASSETS
Utility plant - at original cost                           $ 7,063       $ 7,008
Accumulated depreciation                                    (2,784)       (2,739)
                                                           -------       -------
      Utility plant - net                                    4,279         4,269
                                                           -------       -------

Current assets:
  Cash and cash equivalents                                     44            32
  Accounts receivable - trade                                  422           509
  Accounts receivable - other                                   11            35
  Interest receivable                                           31            30
  Due from affiliates                                          261            22
  Income taxes receivable                                       37            57
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                      90            85
  Other regulatory assets                                       16             8
  Inventories                                                   19            74
  Other                                                          7             9
                                                           -------       -------
      Total current assets                                     938           861
                                                           -------       -------
Other assets:
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                     122           148
  Sundry                                                       119           127
                                                           -------       -------
      Total other assets                                       241           275
                                                           -------       -------
Total assets                                               $ 5,458       $ 5,405
                                                           =======       =======

See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                        -----------------------------
                                                           March 31,     December 31,
                                                             2004            2003
                                                        -------------   -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100 million shares authorized;
    91 million shares outstanding)                           $   866       $   866
  Retained earnings                                              498           491
  Accumulated other comprehensive income (loss)                   (3)           (3)
                                                             -------       -------
    Total common equity                                        1,361         1,354
  Preferred stock                                                 22            22
                                                             -------       -------
    Total shareholders' equity                                 1,383         1,376
  Long-term debt                                                 769           762
                                                             -------       -------
    Total capitalization                                       2,152         2,138
                                                             -------       -------

Current liabilities:
  Accounts payable - trade                                       195           227
  Accounts payable - other                                        42            44
  Due to affiliates                                               45            55
  Interest payable                                                23            18
  Deferred income taxes                                           27            15
  Regulatory balancing accounts - net                            194            86
  Fixed-price contracts and other derivatives                     92            86
  Current portion of long-term debt                               --           175
  Customer deposits                                               58            43
  Other                                                          399           262
                                                             -------       -------
    Total current liabilities                                  1,075         1,011
                                                             -------       -------

Deferred credits and other liabilities:
  Customer advances for construction                              41            40
  Postretirement benefits other than pensions                     62            --
  Deferred income taxes                                          181           168
  Deferred investment tax credits                                 43            44
  Regulatory liabilities arising from cost
    of removal obligations                                     1,411         1,392
  Other regulatory liabilities                                   108           180
  Fixed-price contracts and other derivatives                    122           148
  Deferred credits and other                                     263           284
                                                             -------       -------
    Total deferred credits and other liabilities               2,231         2,256
                                                             -------       -------
Contingencies and commitments (Note 5)

Total liabilities and shareholders' equity                   $ 5,458       $ 5,405
                                                             =======       =======

See notes to Consolidated Financial Statements.



SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                             Quarters ended
                                                                March 31,
                                                          -------------------
                                                            2004        2003
                                                          -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $    56     $    58
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                               74          69
    Deferred income taxes and investment tax credits           24          (6)
  Net changes in other working capital components             415         324
  Changes in other liabilities                                (19)         (1)
                                                          -------     -------
    Net cash provided by operating activities                 550         444
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (62)        (58)
  Loan to/from affiliate - net                               (251)       (199)
                                                          -------     -------
    Net cash used in investing activities                    (313)       (257)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                              (50)         --
  Payments on long-term debt                                 (175)        (70)
                                                          -------     -------
    Net cash used in financing activities                    (225)        (70)
                                                          -------     -------
Increase in cash and cash equivalents                          12         117
Cash and cash equivalents, January 1                           32          22
                                                          -------     -------
Cash and cash equivalents, March 31                       $    44     $   139
                                                          =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized           $     4     $     4
                                                          =======     =======
  Income tax refunds, net of payments                     $    --     $    34
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

Certain December 31, 2003 income tax liabilities have been reclassified from Deferred Income Taxes to current Income Taxes Payable and to
Deferred Credits and Other Liabilities to conform to the current presentation of these items.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 (Annual Report).

The companies' significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

For the quarters ended March 31, 2004 and 2003, comprehensive income was equal to earnings applicable to common shares.

SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting
Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Exposure Draft to amend SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 95, "Statement of Cash Flows" which provide the current guidance on accounting for stock options and related items. It proposes that the new rules would be effective for 2005. The proposed statement would eliminate the choice of accounting for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and instead generally would require that such transactions be accounted for using a fair-value-based method. The Draft would prohibit retroactive application and require that expense be recognized only for those options that actually vest.

SFAS 132 (revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits": This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires disclosures beyond those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. In addition, the revised statement requires interim-period disclosures regarding the amount of net periodic benefit cost recognized and the total amount of the employers' contributions paid and expected to be paid during the current fiscal year. It does not change the measurement or recognition of those plans.

The following table provides the components of benefit costs for the quarters ended March 31:

                                                                  Other
                                    Pension Benefits    Postretirement Benefits
                                   --------------------------------------------
(Dollars in millions)               2004       2003         2004       2003
-------------------------------------------------------------------------------
Service cost                        $  8       $  8         $  5       $  4
Interest cost                         23         22           12         11
Expected return on assets            (24)       (27)          (8)        (8)
Amortization of:
  Transition obligation               --         --            2          2
  Prior service cost                   1          2           --         --
  Actuarial loss                       1         --            3          1
Regulatory adjustment                 (8)        (5)          (2)         1
                                   --------------------------------------------
Total net periodic benefit cost     $  1       $ --         $ 12       $ 11
-------------------------------------------------------------------------------

Note 5 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contribution to its pension plan and other postretirement benefit plans in 2004. For the quarter ended March 31, 2004, $12 million of contributions have been made to its other postretirement benefit plans. There was no contribution made to its pension plan for the quarter ended March 31, 2004.

SFAS 143, "Accounting for Asset Retirement Obligations": SFAS 143 requires entities to record the fair value of liabilities for legal obligations related to asset retirements in the period in which they are incurred. It also requires the reclassification of estimated removal costs, which have historically been recorded in accumulated depreciation, to a regulatory liability. At March 31, 2004 and December 31, 2003, the estimated removal costs recorded as a regulatory liability were $1.4 billion at both dates.

The change in the asset retirement obligations for the quarter ended March 31, 2004 is as follows (dollars in millions):

Balance as of January 1, 2004                    $  11
Accretion expense                                   --
                                                 ------
Balance as of March 31, 2004                     $  11*
                                                 ======

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": Effective July 1, 2003, SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Under SFAS 149 natural gas forward contracts that are subject to unplanned netting generally do not qualify for the normal purchases and normal sales exception. ("Netting" refers to contract settlement by paying or receiving the monetary difference between the contract price and the market price at the date on which physical delivery would have occurred.) Implementation of SFAS 149 did not have a material impact on reported net income. Additional information on derivative instruments is provided in Note 3.

Emerging Issues Task Force (EITF) 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and Not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities": During 2003, the EITF reached a consensus that determining whether realized gains and losses on physically settled derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Adoption of EITF 03-11 in 2003 did not have and is not expected to have a significant impact on the company's financial statements.

FASB Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003": Issued January 12, 2004, FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The company has elected to defer the effects of the Act as provided by FSP 106-1 until authoritative guidance on the accounting for the federal subsidy is issued. Any measure of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or the accompanying notes does not reflect the impact of the Act on the plans. At this time, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance could require the company to change previously reported information.



NOTE 3. FINANCIAL INSTRUMENTS

As described in Note 7 of the notes to Consolidated Financial Statements in the Annual Report, the company follows the guidance of SFAS 133 as amended by SFAS 138 and 149 (collectively SFAS 133) to account for its derivative instruments and hedging activities. Derivative instruments and related hedges are recognized as either assets or liabilities on the balance sheet, measured at fair value.

SFAS 133 provides for hedge accounting treatment when certain criteria are met. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction is settled. The ineffective portion is reported in earnings immediately.

The company utilizes natural gas derivatives to manage commodity price risk associated with servicing its load requirements. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company also periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. The use of derivative financial instruments is subject to certain limitations imposed by company policy and regulatory requirements. The company classifies its forward contracts as follows:

Contracts that meet the definition of normal purchase and sales generally are long-term contracts that are settled by physical delivery and, therefore, are eligible for the normal purchases and sales exception of SFAS 133. The contracts are accounted for under accrual accounting and recorded in Revenues or Cost of Natural Gas on the Statements of Consolidated Income when physical delivery occurs. Due to the adoption of SFAS 149, the company has determined that its natural gas contracts entered into after June 30, 2003 generally do not qualify for the normal purchases and sales exception. However, the effect of this is minimal.

Fixed-priced Contracts and Other Derivatives

Fixed-priced Contracts and Other Derivatives on the Consolidated Balance Sheets primarily reflect SoCalGas' unrealized gains and losses related to long-term delivery contracts for natural gas transportation. SoCalGas has established offsetting regulatory assets and liabilities to the extent that these gains and losses are recoverable through future rates. If gains and losses are not recoverable or payable through future rates, the company applies hedge accounting if certain criteria are met. When a contract no longer meets the requirements of SFAS 133, the unrealized gains and losses and the related regulatory asset or liability will be amortized over the remaining contract life.

The changes in Fixed-price Contracts and Other Derivatives on the Consolidated Balance Sheets for the quarter ended March 31, 2004 were primarily due to physical deliveries under long-term natural gas transportation contracts.

The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the quarters ended March 31, 2004 and 2003.

NOTE 4. REGULATORY MATTERS

NATURAL GAS INDUSTRY RESTRUCTURING

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring (GIR), with implementation anticipated during 2002. On April 1, 2004, after many delays and changes, the CPUC issued a decision that adopts tariffs to implement the 2001 decision. However, by that same decision, the CPUC stayed implementation of the GIR tariffs until it issues a decision in Phase I of the Natural Gas Market Order Instituting Ratemaking (OIR) (see below). At that time, the CPUC will reconcile the GIR market structure with whatever structure results from the Phase I decision of the Gas Market OIR. The stayed decision, if implemented, would unbundle the costs of SoCalGas' backbone transmission system from rates and result in revising noncore balancing account treatment to exclude the balancing of SoCalGas' backbone transmission costs and place SoCalGas at risk for throughput. The decision would create firm tradable rights for the transmission system. Other noncore costs/revenues would continue to be fully balanced until the decision in the next Biennial Cost Allocation Proceeding (BCAP) (see below).

NATURAL GAS MARKET OIR

The Natural Gas Market OIR was approved on January 22, 2004, and will be addressed in two concurrent phases. The schedule calls for a Phase I decision by summer 2004 and a Phase II decision by the end of 2004. Further discussion of Phase I and Phase II is included in the Annual Report. The focus of the Gas OIR is 2006 to 2016. Since GIR (see above) would end in August 2006 and there is overlap between GIR and the Gas OIR issues, a number of parties (including SoCalGas) advised the CPUC not to implement GIR.

The California Utilities have made comprehensive filings in the Gas OIR outlining a proposed market structure that will help create access to new natural gas supply sources (such as LNG) for California. In the Phase I filing, SoCalGas and SDG&E proposed a framework to provide firm tradable access rights for intrastate natural gas transportation; provide SoCalGas with continued balancing account protection for intrastate transmission and distribution revenues, thereby eliminating throughput risk; and integrate the transmission systems of SoCalGas and SDG&E so as to have common rates and rules. The California Utilities have proposed that the investments necessary to access new sources of supply be included in rate base. The estimated costs of these system enhancements to access as much as 2 billion cubic feet per day of new supplies are $200 million.

In addition, the California Utilities have filed a recommended methodology and framework to be used by the CPUC for granting pre-approval of new interstate transportation agreements. They expect to receive a CPUC decision approving a methodology during the third quarter of 2004.

COST OF SERVICE FILINGS

In 2002, the California Utilities filed Cost Of Service applications with the CPUC, seeking rate increases reflecting forecasts of 2004 capital and operating costs, as further discussed in the Annual Report. SoCalGas is requesting revenue increases of $45 million. On December 19, 2003, settlements were filed with the CPUC for SoCalGas that, if approved, would resolve most of the cost of service issues. A CPUC decision is likely in the second quarter of 2004. The SoCalGas settlement would reduce rate revenues by $33 million from 2003 rate revenues. A CPUC order has provided that the new rates will be retroactive to January 1, 2004. Beginning in the first quarter of 2004, SoCalGas is recognizing revenues consistent with the proposed settlements.

SoCalGas has also filed for continuation through 2004 of existing performance-based regulation (PBR) mechanisms for service quality and safety that would otherwise expire at the end of 2003. In January 2004, the CPUC issued a decision that extended 2003 service and safety targets through 2004, but deferred action on applying any rewards or penalties for performance relative to these targets to a decision to be issued later in 2004 in a second phase of these applications. On April 2, 2004, the CPUC's Office of Ratepayers Advocates (ORA) filed its report recommending that a Consumer Price Index with no productivity factor or customer growth factor be used to change the California Utilities' base margin, as opposed to the proposed Margin per Customer proposal of the California Utilities, and that the pending decision be in effect for five years. The ORA also proposed the possibility of performance penalties, without the possibility of performance awards. Hearings are scheduled for June 2004 with a final decision expected by November 2004.

PERFORMANCE-BASED REGULATION

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC adopted PBR for SoCalGas effective in 1997. As further described in the Annual Report, under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, rather than relying solely on expanding utility plant to increase earnings. PBR, demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) rewards are not included in the company's earnings before CPUC approval is received.

The only incentive reward approved during the first quarter of 2004 was $6.3 million related to SoCalGas' Year 9 GCIM, which was approved on February 26, 2004. This reward is subject to refund based on the outcome of the Border Price Investigation described below. The cumulative amount of rewards so subject is $54.5 million at March 31, 2004. At March 31, 2004, the only performance incentives pending CPUC approval and, therefore, not included in the company's earnings were $9.8 million of DSM/Energy Efficiency rewards and $0.5 million of 2003 safety awards.

COST OF CAPITAL

Effective January 1, 2003, SoCalGas' authorized rate of return on common equity (ROE) is 10.82 percent and its return on ratebase is 8.68 percent. As discussed in the Annual Report, these rates will continue to be effective until market interest-rate changes are large enough to trigger an automatic adjustment or until the CPUC orders a periodic review. The automatic adjustment occurs when the 12-month trailing average of 30-year Treasury bond rates and the Global Insight forecast of the 30-year Treasury bond rate 12 months ahead vary by greater than 150 basis points from the benchmark, which is currently 5.38 percent. The 12-month trailing average was 4.93 percent at March 31, 2004. It would have to exceed 6.88 percent or fall below 3.88 percent for an automatic adjustment to occur.

BIENNIAL COST ALLOCATION PROCEEDING

The BCAP determines the allocation of authorized costs between customer classes for natural gas transportation service provided by the company and adjusts rates to reflect variances in customer demand as compared to the forecasts previously used in establishing transportation rates. SoCalGas filed with the CPUC its 2005 BCAP application in September 2003, requesting updated transportation rates effective January 1, 2005. In November 2003, an Assigned Commissioner Ruling delayed the BCAP applications until a decision is issued in the GIR implementation proceeding. As a result of the April 1, 2004 decision on GIR implementation as described in "Natural Gas Industry Restructuring," the ALJ in the 2005 BCAP issued a ruling suspending the BCAP schedule pending CPUC dismissal of the applications. It is not known at this time when the California Utilities would be required to file new BCAP applications. As a result of the deferrals and the forecasted significant decline in noncore gas throughput on SoCalGas' system, in December 2002 the CPUC issued a decision approving 100 percent balancing account protection for SoCalGas' risk on local transmission and distribution revenues from January 1, 2003 until the CPUC issues its next BCAP decision. SoCalGas is seeking to continue this balancing account protection in the Gas OIR proceeding.

BORDER PRICE INVESTIGATION

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California-Arizona border between March 2000 and May 2001. If the investigation determines that the conduct of any party to the investigation, including the California Utilities, contributed to the natural gas price spikes, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. Hearings are scheduled to begin on June 14, 2004. At a later date, the CPUC will hold a second round of hearings to consider whether Sempra Energy or any of its non-utility subsidiaries contributed to the price spikes. Decisions are expected by late 2004. The company believes that the CPUC will find that the California Utilities acted in the best interests of its core customers and that none of the Sempra Energy companies was responsible for the price spikes. The ORA recently filed testimony supporting the GCIM and the actions of SoCalGas during this period.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. In September 2003, the CPUC suspended the procedural schedule until it completes an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. The audit, covering years 1997 through 2003, is expected to be completed by March 2005. The scope of the audit will be broader than the annual affiliate audit. In accordance with existing CPUC requirements, the California Utilities' transactions with other Sempra Energy affiliates have been audited by an independent auditing firm each year, with results reported to the CPUC, and there have been no material adverse findings in those audits.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

The CPUC has initiated an investigation into the relationship between California's investor-owned utilities (IOUs) and their parent holding companies. The CPUC broadly determined that it would require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. This would be in addition to the requirement of holding companies to cover their utility subsidiaries' capital requirements, as the IOUs previously acknowledged in connection with the holding companies' formations. In January 2002 the CPUC ruled on jurisdictional issues, deciding that the CPUC had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company's request for rehearing on the issues was denied by the CPUC and the company subsequently filed appeals in the California Court of Appeal. Oral argument was held on March 5, 2004 before the First District Court of Appeal and a written opinion from the Court is expected by June 2004.

NOTE 5. CONTINGENCIES

LITIGATION

Except for the matters referred to below, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that none of these matters will have further material adverse effect on the company's financial condition or results of operations.



Antitrust Litigation

Class-action and individual lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. (El
Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso entities (whose cases involved additional issues not applicable to Sempra Energy, SoCalGas or SDG&E) announced that they had reached a $1.5 billion settlement, of which $125 million is allocated to customers of the California Utilities. The Court approved that settlement in December 2003. The proceeding against Sempra Energy and the California Utilities has not been settled, is currently in discovery and continues to be litigated.

Natural Gas Cases: Similar lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. In October 2003, the Nevada state court denied defendants' motion to dismiss the complaint. On April 12, 2004, the Sempra Energy defendants filed a motion for reconsideration. In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and other Sempra Energy subsidiaries, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, breach of contract and wire fraud. On January 27, 2004, the U.S. District Court dismissed the Sierra Pacific Resources case against all of the defendants, determining that this is a matter for the FERC. Plaintiffs have asked the court to reconsider its decision.

Price Reporting Practices

In the fourth quarter of 2002, Sempra Energy and SoCalGas were named as defendants in a lawsuit filed in Los Angeles Superior Court against various trade publications and other energy companies alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications. On July 8, 2003, the Superior Court granted the defendants' demurrer on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. Plaintiffs filed an amended complaint, and in September 2003 defendants filed a demurrer to the amended complaint, which was granted in part. In December 2003, the plaintiffs dismissed both Sempra Energy and SoCalGas from the lawsuit.



ITEM 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

Natural gas revenues increased to $1.1 billion in 2004 from $1 billion in 2003, and the cost of natural gas distributed increased to $721 million in 2004 from $600 million in 2003. These changes were primarily attributable to natural gas cost increases, which are passed on to customers, and increased volumes.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SoCalGas' Gas Cost Incentive Mechanism (GCIM) allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above monthly benchmarks. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders.

The table below summarizes natural gas volumes and revenues by customer class for the quarters ended March 31, 2004 and 2003.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)
                                                   Transportation
                                Gas Sales            & Exchange             Total
                           --------------------------------------------------------------
                            Volumes   Revenue    Volumes   Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2004:
 Residential                     90   $   851          1      $  2         91   $   853
 Commercial and industrial       32       249         68        39        100       288
 Electric generation plants      --        --         29         8         29         8
 Wholesale                       --        --         44         8         44         8
                           --------------------------------------------------------------
                                122   $ 1,100        142      $ 57        264     1,157
 Balancing accounts and other                                                        (9)
                                                                                ---------
   Total                                                                        $ 1,148
-----------------------------------------------------------------------------------------
2003:
 Residential                     76    $  679          1      $  2         77   $   681
 Commercial and industrial       33       227         69        38        102       265
 Electric generation plants      --        --         39        11         39        11
 Wholesale                       --        --         37         6         37         6
                           --------------------------------------------------------------
                                109    $  906        146      $ 57        255       963
 Balancing accounts and other                                                        45
                                                                                ---------
   Total                                                                        $ 1,008
-----------------------------------------------------------------------------------------


Net income for SoCalGas decreased to $56 million in 2004 from $58 million in 2003, as higher 2004 revenues were offset by increased operating costs.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At March 31, 2004, the company had $44 million in cash and $675 million in available unused, committed lines of credit (of which PE had $375 million for the sole purpose of providing loans to Sempra Energy Global Enterprises, another subsidiary of Sempra Energy, and SoCalGas had $300 million).

Management believes that cash flows from operations and debt issuances will be adequate to finance capital expenditure requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities totaled $533 million and $441 million for the quarters ended March 31, 2004 and 2003, respectively. Net cash provided by SoCalGas' operating activities totaled $550 million and $444 million for the quarters ended March 31, 2004 and 2003, respectively. The increases were primarily attributable to 2004's increase in overcollected regulatory balancing accounts and lower accounts receivable, partially offset by income tax refunds in 2003.

For the quarter ended March 31, 2004, the company made no pension plan contributions for the 2004 plan year.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities totaled $345 million and $253 million for the quarters ended March 31, 2004 and 2003, respectively. Net cash used in SoCalGas' investing activities totaled $313 million and $257 million for the quarters ended March 31, 2004 and 2003, respectively. The change was primarily due to increased advances from SoCalGas to Sempra Energy in 2004.

Significant capital expenditures in 2004 are expected to be for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

In connection with the importation of additional sources of natural gas into Southern California, for which the California Utilities have made filings with the CPUC, the California Utilities could incur capital expenditures estimated at $200 million in order to connect with new delivery locations. The expenditures would be included in utility rate bases.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities totaled $176 million and $71 million for the quarters ended March 31, 2004 and 2003, respectively. Net cash used in SoCalGas' financing activities totaled $225 million and $70 million for the quarters ended March 31, 2004 and 2003, respectively. The changes in PE's and SoCalGas' cash flows were attributable to SoCalGas' redemption of $175 million of 6.875% first mortgage bonds in January 2004 compared to repayment of $70 million of medium-term notes in January 2003. Further, SoCalGas paid $50 million in dividends to PE in 2004.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These matters, including the pending cost of service filings and the CPUC's investigation of compliance with affiliate rules are discussed in the Annual Report and in Note 4 of the notes to Consolidated Financial Statements herein.

CRITICAL ACCOUNTING POLICIES AND KEY NON-CASH PERFORMANCE INDICATORS

There have been no significant changes to the accounting policies viewed by management as critical or key non-cash performance indicators for the company's subsidiaries, as set forth in the Annual Report.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had a significant effect on the company are Statement of Financial Accounting Standards Number (SFAS) 143 and 149 as discussed in Note 2 of the notes to Consolidated Financial Statements. Pronouncements that have or are likely to have a material effect on future earnings are described below.

SFAS 143, "Accounting for Asset Retirement Obligations": SFAS 143 requires entities to record the fair value of liabilities for legal obligations related to asset retirements in the period in which they are incurred. It also requires the company to reclassify amounts recovered in rates for future removal costs not covered by a legal obligation from accumulated depreciation to a regulatory liability. Further discussion is provided in Note 2 of the notes to Consolidated Financial Statements.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Under SFAS 149 natural gas forward contracts that are subject to unplanned netting do not qualify for the normal purchases and normal sales exception. The company has determined that all natural gas contracts are subject to unplanned netting and as such, these contracts will be marked to market. Implementation of SFAS 149 on July 1, 2003 did not have a material impact on reported net income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2004, the total Value at Risk of SoCalGas' positions was not material.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial
Officers, the companies as of March 31, 2004 have evaluated the effectiveness of the design and operation of the companies' disclosure controls and procedures. Based on that evaluation, the companies' Chief Executive Officers and Chief Financial Officers have concluded that the controls and procedures are effective.

There have been no significant changes in the companies' internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the companies completed their evaluations.

ITEM 5. OTHER INFORMATION

Effective May 1, 2004, Debra L. Reed, President of SoCalGas and SDG&E, also will become their Chief Operating Officer. Simultaneously, Steven
D. Davis, who remains Senior Vice President, External Relations, will succeed her as Chief Financial Officer.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described in Notes 4 and 5 of the notes to Consolidated Financial Statements, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 -- Computation of ratios

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

      32.1 Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

      32.3 Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.4 Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.



(b)  Reports on Form 8-K

The following report on Form 8-K was filed after December 31, 2003:

Current Report on Form 8-K filed February 24, 2004, filing as an exhibit Sempra Energy's press release of February 24, 2004, giving the financial results for the quarter ended December 31, 2003.

Current Report on Form 8-K filed April 29, 2004, filing as an exhibit Sempra Energy's press release of April 29, 2004, giving the financial results for the quarter ended March 31, 2004.







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


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: April 29, 2004            By:  /s/  F. H. Ault
                                    ----------------------------

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