Form 10-Q
period 2004-06-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2004-08-05
CIK 75527, 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               June 30, 2004
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.
                                                   Yes...X... No.......

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                   Yes....... No..X....

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

PART I  FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                     Three months ended
                                                           June 30,
                                                     ------------------
                                                       2004       2003
                                                     -------    -------
Operating revenues                                   $   847    $   820
                                                     -------    -------

Operating expenses
  Cost of natural gas                                    425        421
  Other operating expenses                               230        223
  Depreciation                                            76         72
  Income taxes                                            37         27
  Franchise fees and other taxes                          24         25
                                                     -------    -------
    Total operating expenses                             792        768
                                                     -------    -------
Operating income                                          55         52
                                                     -------    -------
Other income and (deductions)
  Interest income                                          2          3
  Regulatory interest - net                                1         (1)
  Allowance for equity funds used
    during construction                                    2          2
  Income taxes on non-operating income                    --         (1)
  Preferred dividends of subsidiaries                     (1)        (1)
  Other - net                                              1         (5)
                                                     -------    -------
    Total                                                  5         (3)
                                                     -------    -------
Interest charges
  Long-term debt                                           8         10
  Other                                                    4          4
  Allowance for borrowed funds used
    during construction                                   (1)        (1)
                                                     -------    -------
    Total                                                 11         13
                                                     -------    -------
Net income                                                49         36
Preferred dividend requirements                            1          1
                                                     -------    -------
Earnings applicable to common shares                 $    48    $    35
                                                     =======    =======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                       Six months ended
                                                           June 30,
                                                      -----------------
                                                        2004      2003
                                                      -------   -------
Operating revenues                                    $ 1,995   $ 1,828
                                                      -------   -------

Operating expenses
  Cost of natural gas                                   1,146     1,021
  Other operating expenses                                440       420
  Depreciation                                            150       141
  Income taxes                                             81        72
  Franchise fees and other taxes                           57        54
                                                      -------   -------
    Total operating expenses                            1,874     1,708
                                                      -------   -------
Operating income                                          121       120
                                                      -------   -------
Other income and (deductions)
  Interest income                                          10         5
  Regulatory interest - net                                (2)       (1)
  Allowance for equity funds used
    during construction                                     3         4
  Income taxes on non-operating income                     --        (2)
  Preferred dividends of subsidiaries                      (1)       (1)
  Other - net                                              --        (2)
                                                      -------   -------
    Total                                                  10         3
                                                      -------   -------
Interest charges
  Long-term debt                                           17        22
  Other                                                     7         9
  Allowance for borrowed funds used
    during construction                                    (1)       (2)
                                                      -------   -------
    Total                                                  23        29
                                                      -------   -------
Net income                                                108        94
Preferred dividend requirements                             2         2
                                                      -------   -------
Earnings applicable to common shares                  $   106   $    92
                                                      =======   =======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                               -----------------------------
                                                  June 30,      December 31,
                                                    2004            2003
                                               -------------   -------------
ASSETS
Utility plant - at original cost                    $ 7,131        $ 7,008
Accumulated depreciation                             (2,826)        (2,739)
                                                    -------        -------
      Utility plant - net                             4,305          4,269
                                                    -------        -------
Current assets:
  Cash and cash equivalents                              34             32
  Accounts receivable - trade                           334            509
  Accounts receivable - other                            --             36
  Interest receivable                                    31             30
  Due from affiliates                                   187             76
  Income taxes receivable                                46             71
  Regulatory assets arising from fixed-price
     contracts and other derivatives                     94             85
  Other regulatory assets                                23              8
  Inventories                                            34             74
  Other                                                   9             12
                                                    -------        -------
      Total current assets                              792            933
                                                    -------        -------
Other assets:
  Due from affiliates                                   397            356
  Regulatory assets arising from fixed-price
     contracts and other derivatives                     96            148
  Sundry                                                126            150
                                                    -------        -------
      Total other assets                                619            654
                                                    -------        -------
Total assets                                        $ 5,716        $ 5,856
                                                    =======        =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                               -----------------------------
                                                  June 30,      December 31,
                                                    2004            2003
                                               -------------   -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (600 million shares authorized;
     84 million shares outstanding)                 $ 1,367        $ 1,367
  Retained earnings                                     259            253
  Accumulated other comprehensive income (loss)          (3)            (3)
                                                    -------        -------
     Total common equity                              1,623          1,617
  Preferred stock                                        80             80
                                                    -------        -------
     Total shareholders' equity                       1,703          1,697
  Long-term debt                                        761            762
                                                    -------        -------
     Total capitalization                             2,464          2,459
                                                    -------        -------
Current liabilities:
  Accounts payable - trade                              248            227
  Accounts payable - other                               34             44
  Due to affiliates                                      93            121
  Interest payable                                       19             18
  Deferred income taxes                                  23             24
  Regulatory balancing accounts - net                   173             86
  Fixed-price contracts and other derivatives            96             86
  Current portion of long-term debt                      --            175
  Customer deposits                                      45             43
  Other                                                 253            262
                                                    -------        -------
     Total current liabilities                          984          1,086
                                                    -------        -------

Deferred credits and other liabilities:
  Customer advances for construction                     42             40
  Postretirement benefits other than pensions            60             72
  Deferred income taxes                                 157            121
  Deferred investment tax credits                        43             44
  Regulatory liabilities arising from cost of
     removal obligations                              1,429          1,392
  Other regulatory liabilities                          104            108
  Fixed-price contracts and other derivatives            98            148
  Preferred stock of subsidiary                          20             20
  Deferred credits and other                            315            366
                                                    -------        -------
     Total deferred credits and other liabilities     2,268          2,311
                                                    -------        -------
Contingencies and commitments (Note 5)

Total liabilities and shareholders' equity          $ 5,716        $ 5,856
                                                    =======        =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

                                                         Six months ended
                                                             June 30,
                                                        ------------------
                                                          2004       2003
                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $   108    $    94
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            150        141
    Deferred income taxes and investment tax credits         27        (41)
  Net changes in other working capital components           384        252
  Changes in other assets                                    --         (2)
  Changes in other liabilities                              (42)        (4)
                                                        -------    -------
    Net cash provided by operating activities               627        440
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (144)      (135)
  Affiliate loans                                          (204)       107
                                                        -------    -------
    Net cash used in investing activities                  (348)       (28)
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                    (100)      (250)
  Preferred dividends paid                                   (2)        (2)
  Payments on long-term debt                               (175)      (170)
                                                        -------    -------
    Net cash used in financing activities                  (277)      (422)
                                                        -------    -------
Increase (decrease) in cash and cash equivalents              2        (10)
Cash and cash equivalents, January 1                         32         22
                                                        -------    -------
Cash and cash equivalents, June 30                      $    34    $    12
                                                        =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized         $    20    $    26
                                                        =======    =======
  Income tax payments, net of refunds                   $    33    $    44
                                                        =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy                 $    --    $    48
    Liabilities assumed                                      --        (17)
                                                        -------    -------
      Net assets contributed by Sempra Energy           $    --    $    31
                                                        =======    =======

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                    Three months ended
                                                          June 30,
                                                    ------------------
                                                      2004       2003
                                                    -------    -------
Operating revenues                                  $   847    $   820
                                                    -------    -------

Operating expenses
  Cost of natural gas                                   425        421
  Other operating expenses                              229        226
  Depreciation                                           76         72
  Income taxes                                           38         28
  Franchise fees and other taxes                         24         25
                                                    -------    -------
    Total operating expenses                            792        772
                                                    -------    -------
Operating income                                         55         48
                                                    -------    -------
Other income and (deductions)
  Interest income                                         1          1
  Regulatory interest - net                               1         (1)
  Allowance for equity funds used
    during construction                                   2          2
  Income taxes on non-operating income                   --         (1)
  Other - net                                             1         --
                                                    -------    -------
    Total                                                 5          1
                                                    -------    -------
Interest charges
  Long-term debt                                          8         10
  Other                                                   2          2
  Allowance for borrowed funds used
    during construction                                  (1)        (1)
                                                    -------    -------
    Total                                                 9         11
                                                    -------    -------
Net income                                               51         38
Preferred dividend requirements                           1          1
                                                    -------    -------
Earnings applicable to common shares                $    50    $    37
                                                    =======    =======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                      Six months ended
                                                          June 30,
                                                     -----------------
                                                       2004      2003
                                                     -------   -------
Operating revenues                                   $ 1,995   $ 1,828
                                                     -------   -------
Operating expenses
  Cost of natural gas                                  1,146     1,021
  Other operating expenses                               438       421
  Depreciation                                           150       141
  Income taxes                                            81        73
  Franchise fees and other taxes                          57        54
                                                     -------   -------
    Total operating expenses                           1,872     1,710
                                                     -------   -------
Operating income                                         123       118
                                                     -------   -------
Other income and (deductions)
  Interest income                                          2         2
  Regulatory interest - net                               (2)       (1)
  Allowance for equity funds used
    during construction                                    3         4
  Income taxes on non-operating income                    --        (2)
  Other - net                                             --        (1)
                                                     -------   -------
    Total                                                  3         2
                                                     -------   -------
Interest charges
  Long-term debt                                          17        22
  Other                                                    3         4
  Allowance for borrowed funds used
    during construction                                   (1)       (2)
                                                     -------   -------
    Total                                                 19        24
                                                     -------   -------
Net income                                               107        96
Preferred dividend requirements                            1         1
                                                     -------   -------
Earnings applicable to common shares                 $   106   $    95
                                                     =======   =======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                        -----------------------------
                                                          June 30,      December 31,
                                                            2004           2003
                                                        -------------   -------------
ASSETS
Utility plant - at original cost                           $ 7,131       $ 7,008
Accumulated depreciation                                    (2,826)       (2,739)
                                                           -------       -------
      Utility plant - net                                    4,305         4,269
                                                           -------       -------

Current assets:
  Cash and cash equivalents                                     34            32
  Accounts receivable - trade                                  334           509
  Accounts receivable - other                                   --            35
  Interest receivable                                           31            30
  Due from affiliates                                          183            22
  Income taxes receivable                                       --            24
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                      94            85
  Other regulatory assets                                       23             8
  Inventories                                                   34            74
  Other                                                          8             9
                                                           -------       -------
      Total current assets                                     741           828
                                                           -------       -------
Other assets:
  Regulatory assets arising from fixed-priced contracts
     and other derivatives                                      96           148
  Sundry                                                       103           127
                                                           -------       -------
      Total other assets                                       199           275
                                                           -------       -------
Total assets                                               $ 5,245       $ 5,372
                                                           =======       =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                        -----------------------------
                                                           June 30,      December 31,
                                                             2004            2003
                                                        -------------   -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100 million shares authorized;
    91 million shares outstanding)                           $   866       $   866
  Retained earnings                                              497           491
  Accumulated other comprehensive income (loss)                   (3)           (3)
                                                             -------       -------
    Total common equity                                        1,360         1,354
  Preferred stock                                                 22            22
                                                             -------       -------
    Total shareholders' equity                                 1,382         1,376
  Long-term debt                                                 761           762
                                                             -------       -------
    Total capitalization                                       2,143         2,138
                                                             -------       -------

Current liabilities:
  Accounts payable - trade                                       248           227
  Accounts payable - other                                        34            44
  Due to affiliates                                               27            55
  Interest payable                                                18            18
  Income taxes payable                                             2            --
  Deferred income taxes                                           14            15
  Regulatory balancing accounts - net                            173            86
  Fixed-price contracts and other derivatives                     96            86
  Current portion of long-term debt                               --           175
  Customer deposits                                               45            43
  Other                                                          252           262
                                                             -------       -------
    Total current liabilities                                    909         1,011
                                                             -------       -------

Deferred credits and other liabilities:
  Customer advances for construction                              42            40
  Postretirement benefits other than pensions                     60            --
  Deferred income taxes                                          163           136
  Deferred investment tax credits                                 43            44
  Regulatory liabilities arising from cost
    of removal obligations                                     1,429         1,392
  Other regulatory liabilities                                   104           180
  Fixed-price contracts and other derivatives                     98           148
  Deferred credits and other                                     254           283
                                                             -------       -------
    Total deferred credits and other liabilities               2,193         2,223
                                                             -------       -------
Contingencies and commitments (Note 5)

Total liabilities and shareholders' equity                   $ 5,245       $ 5,372
                                                             =======       =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                            Six months ended
                                                                June 30,
                                                          --------------------
                                                            2004         2003
                                                          -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   107      $    96
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                              150          141
    Deferred income taxes and investment tax credits           25          (41)
  Net changes in other working capital components             325          253
  Changes in other assets                                      --           (1)
  Changes in other liabilities                                (22)          --
                                                          -------      -------
    Net cash provided by operating activities                 585          448
                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (144)        (135)
  Affiliate loan                                             (163)        (102)
                                                          -------      -------
    Net cash used in investing activities                    (307)        (237)
                                                          -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                      (100)         (50)
  Preferred dividends paid                                     (1)          (1)
  Payments on long-term debt                                 (175)        (170)
                                                          -------      -------
    Net cash used in financing activities                    (276)        (221)
                                                          -------      -------
Increase (decrease) in cash and cash equivalents                2          (10)
Cash and cash equivalents, January 1                           32           22
                                                          -------      -------
Cash and cash equivalents, June 30                        $    34      $    12
                                                          =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized           $    17      $    24
                                                          =======      =======
  Income tax payments, net of refunds                     $    33      $    44
                                                          =======      =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy                   $    --      $    48
    Liabilities assumed                                        --          (18)
                                                          -------      -------
      Net assets contributed by Sempra Energy             $    --      $    30
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

The accompanying Consolidated Financial Statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal recurring nature. Certain changes in classification have been made to prior presentations to conform to the current financial statement presentation. Specifically, certain December 31, 2003 income tax liabilities have been reclassified from Deferred Income Taxes to current Income Taxes Payable and to Deferred Credits and Other Liabilities to conform to the current presentation of these items.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 (Annual Report) and the Quarterly Report on Form 10-Q for the first quarter of 2004.

The companies' significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

For the quarters ended June 30, 2004 and 2003, comprehensive income was equal to earnings applicable to common shares.

SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting
Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Exposure Draft (ED) to amend SFAS 123, "Accounting for Stock-Based Compensation." The proposed statement would eliminate the choice of accounting for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," whereby no expense is recorded for most stock options and instead generally require that such transactions be accounted for using a fair-value-based method, whereby expense is recorded for stock options. It would also prohibit application by restating prior periods and would require that expense be recognized only for those options that actually vest. If passed, the proposed ED would be effective for the company in 2005.

SFAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits": This statement revises employers' disclosures about pension plans and other postretirement benefit plans, effective in 2004. It requires disclosures beyond those in the original SFAS 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. In addition, it requires interim-period disclosures regarding the amount of net periodic benefit cost recognized and the total amount of the employers' contributions paid and expected to be paid during the current fiscal year. It does not change the measurement or recognition of those plans.

The following table provides the components of benefit costs for the three months and six months ended June 30:

                                                                  Other
                                    Pension Benefits    Postretirement Benefits
                                   --------------------------------------------
                                   Three months ended      Three months ended
                                        June 30,                June 30,
                                   --------------------------------------------
(Dollars in millions)               2004       2003         2004       2003
-------------------------------------------------------------------------------
Service cost                        $  7       $  8         $  4       $  4
Interest cost                         23         23           13         12
Expected return on assets            (25)       (26)          (8)        (8)
Amortization of:
  Transition obligation               --         --            2          2
  Prior service cost                   2          1           --         --
  Actuarial loss                       1         --            2          2
Regulatory adjustment                 (8)        (5)           2         (1)
                                   --------------------------------------------
Total net periodic benefit cost     $ --       $  1         $ 15       $ 11
-------------------------------------------------------------------------------

                                                                  Other
                                    Pension Benefits    Postretirement Benefits
                                   --------------------------------------------
                                    Six months ended        Six months ended
                                        June 30,                June 30,
                                   --------------------------------------------
(Dollars in millions)               2004       2003         2004       2003
-------------------------------------------------------------------------------
Service cost                        $ 15       $ 16         $  9       $  8
Interest cost                         46         45           25         23
Expected return on assets            (49)       (53)         (16)       (16)
Amortization of:
  Transition obligation               --         --            4          4
  Prior service cost                   3          3           --         --
  Actuarial loss                       2         --            5          3
Regulatory adjustment                (16)       (10)          --         --
                                   --------------------------------------------
Total net periodic benefit cost     $  1       $  1         $ 27       $ 22
-------------------------------------------------------------------------------

Note 5 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contribution to its pension plan and other postretirement benefit plans in 2004. For the six months ended June 30, 2004, $3 million and $27 million of contributions have been made to its pension plan and other postretirement benefit plans, respectively, including $3 million and $15 million, respectively, for the three months ended June 30, 2004.

SFAS 143, "Accounting for Asset Retirement Obligations": Beginning in 2003, SFAS 143 requires entities to record liabilities for future costs expected to be incurred when assets are retired from service, if the retirement process is legally required. It also requires the reclassification of estimated removal costs, which have historically been recorded in accumulated depreciation, to a regulatory liability. At both June 30, 2004 and December 31, 2003, the estimated removal costs recorded as a regulatory liability were $1.4 billion.

The change in the asset retirement obligations for the six months ended June 30, 2004 is as follows (dollars in millions):

Balance as of January 1, 2004                    $  11
Accretion expense (interest)                        --
                                                 ------
Balance as of June 30, 2004                      $  11*
                                                 ======

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": Effective July 1, 2003, SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Under SFAS 149 natural gas forward contracts that are subject to unplanned netting generally do not qualify for the normal purchases and normal sales exception, whereby derivatives are not required to be marked to market when the contract is usually settled by the physical delivery of natural gas. ("Netting" refers to contract settlement by paying or receiving the monetary difference between the contract price and the market price at the date on which physical delivery would have occurred.) Implementation of SFAS 149 did not have a material impact on reported net income. Additional information on derivative instruments is provided in Note 3.

FASB Staff Position (FSP) 106-1 and 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003": Issued January 12, 2004, FSP 106-1 allowed the company to make a one-time election during the first quarter of 2004 to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) until authoritative guidance on the accounting for federal subsidies was issued.

In May 2004, FSP 106-1 was superseded by FSP 106-2, which provides guidance on the accounting for the effects of the Act by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. In such a case, the employer includes the federal subsidy in measuring the accumulated postretirement benefit obligation (APBO). The resulting reduction in the APBO is recognized as an actuarial gain and the employer's share of future costs under the plan is reflected in current period service cost. FSP 106-2 also provides disclosure guidance about the effects of the subsidy for an employer who offers postretirement prescription drug coverage, but is unable to determine whether the plan's provisions are actuarially equivalent to the Medicare Part D benefit. For the company, FSP 106-2 is effective for the quarter ending September 30, 2004. The company has not yet determined whether the benefits provided by the plans are actuarially equivalent, and, at June 30, 2004, the APBO and net periodic postretirement benefit costs do not reflect any amount associated with the subsidy.

NOTE 3. FINANCIAL INSTRUMENTS

As described in Note 7 of the notes to Consolidated Financial Statements in the Annual Report, the company follows the guidance of SFAS 133 as amended by SFAS 138 and 149 (collectively SFAS 133) to account for its derivative instruments and hedging activities. Derivative instruments and related hedged items are recognized as either assets or liabilities on the balance sheet, measured at fair value.

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

Fixed-priced Contracts and Other Derivatives

Fixed-priced Contracts and Other Derivatives on the Consolidated Balance Sheets primarily reflect SoCalGas' unrealized gains and losses related to long-term delivery contracts for natural gas transportation. The company has established offsetting regulatory assets and liabilities to the extent that these gains and losses are included in the calculation of future rates. If gains and losses are not recoverable or payable through future rates, the company applies hedge accounting if certain criteria are met. If a contract no longer meets the requirements of SFAS 133, the unrealized gains and losses and the related regulatory asset or liability will be amortized over the remaining contract life.

The changes in Fixed-price Contracts and Other Derivatives on the Consolidated Balance Sheets for the six months ended June 30, 2004 were primarily due to physical deliveries under long-term natural gas transportation contracts.

The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the six months ended June 30, 2004 and 2003.

NOTE 4. REGULATORY MATTERS

NATURAL GAS INDUSTRY RESTRUCTURING (GIR)

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to GIR, with implementation anticipated during 2002. On April 1, 2004, after many delays and changes, the CPUC issued a decision that adopts tariffs to implement the 2001 decision. However, by that same decision, the CPUC stayed implementation of the GIR tariffs until it issues a decision in Phase I of the Natural Gas Market Order Instituting Ratemaking (OIR) discussed below. At that time, the CPUC will reconcile the GIR market structure with whatever structure results from the Phase I decision of the Natural Gas Market OIR. The stayed decision, if implemented, would unbundle the costs of SoCalGas' backbone transmission system from rates and result in revising noncore balancing account treatment to exclude the balancing of SoCalGas' backbone transmission costs and place SoCalGas at risk for recovery of $80 million for transmission and $81 million for storage (current dollars). The decision would create firm tradable rights for the transmission system. Other noncore costs/revenues would continue to be fully balanced until the decision in the next Biennial Cost Allocation Proceeding (BCAP) discussed below.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market OIR was approved on January 22, 2004, and will be addressed in two concurrent phases. The schedule calls for a Phase I decision by September 2004 and a Phase II decision by the end of 2004. Further discussion of Phase I and Phase II is included in the Annual Report. The focus of the Gas OIR is the period from 2006 to 2016. Since GIR (discussed above) would end in August 2006 and there is overlap between GIR and the OIR issues, a number of parties (including SoCalGas) have requested the CPUC not to implement GIR.

The California Utilities have made comprehensive filings in the OIR outlining a proposed market structure that will help create access to new natural gas supply sources (such as LNG) for California. In the Phase I filing, SoCalGas and SDG&E proposed a framework to provide firm tradable access rights for intrastate natural gas transportation; provide SoCalGas with continued balancing account protection for intrastate transmission and distribution revenues, thereby eliminating throughput risk; and integrate the transmission systems of SoCalGas and SDG&E so as to have common rates and rules. The California Utilities have proposed that the investments necessary to access new sources of supply be included in ratebase and that the total amount of the investments would not exceed $200 million.

In addition, the California Utilities have filed a recommended methodology and framework to be used by the CPUC for granting pre-approval of new interstate transportation agreements. A draft Phase I decision was issued on July 20, 2004. The draft decision recommends that the utilities' pre-approval procedures be approved with some modifications and that several issues, including supply access rate treatment, firm access rights and transmission system integration, be addressed by separate applications. A final CPUC decision in Phase I is expected in September 2004.

COST OF SERVICE FILINGS

In 2002, the California Utilities filed Cost Of Service applications with the CPUC, seeking rate increases reflecting forecasts of 2004 capital and operating costs, as further discussed in the Annual Report. SoCalGas is requesting revenue increases of $37 million. On December 19, 2003, settlements were filed with the CPUC for SoCalGas that, if approved, would resolve most of the Cost of Service issues. A CPUC decision is expected later this year. The SoCalGas settlement would reduce rate revenues by $33 million from 2003 rate revenues. A CPUC order has provided that the new rates will be retroactive to January 1, 2004. Beginning in the first quarter of 2004, SoCalGas generally is recognizing revenue consistent with the proposed settlement, except for amounts related to pension costs, which are pending the CPUC decision and CPUC acceptance of a related compliance filing. Resolution of the pension matter consistent with the proposed settlement would result in the recording of additional income at that time. To the extent, if any, that the final CPUC decision varies from the method used to recognize revenue prior to that decision, an accounting adjustment will be recorded at that time. To date, the impacts of accounting consistent with the settlement have not had a material effect on the financial statements.

The remaining issues are included in Phase II of the Cost of Service proceeding. In addition to recommending changes in the performance-based regulation (PBR) formulas, the CPUC's Office of Ratepayers Advocates (ORA) also proposed the possibility of performance penalties, without the possibility of performance awards. Hearings took place in June 2004. On July 21, 2004, all of the active parties in Phase II who dealt with post test year ratemaking and performance incentives filed for adoption of an all-party settlement agreement for most of the Phase II issues, including annual inflation adjustments and revenue sharing. The agreement does not cover performance incentives. The settlement requires the California Utilities to file their next rate cases based on a 2008 test year. For the interim years of 2005-2007, the Consumer Price Index will be used to adjust the escalatable authorized base rate revenues within identified floors and ceilings. It is anticipated that the CPUC will address this matter in its decision related to Phase II of this proceeding expected by year-end 2004.

SoCalGas had filed for continuation of existing PBR mechanisms for service quality and safety that would otherwise expire at the end of 2003. In January 2004, the CPUC issued a decision that extended 2003 service and safety targets through 2004, but did not determine the applicability of rewards or penalties.

PERFORMANCE-BASED REGULATION

As further described in the Annual Report, under PBR, the CPUC requires future income potential to be tied to achieving or exceeding specific performance and productivity goals, rather than relying solely on expanding utility plant to increase earnings. PBR, demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) rewards are not included in the company's earnings before CPUC approval is received.

The only incentive reward approved during the first six months of 2004 was $6.3 million related to SoCalGas' Year 9 GCIM, which was approved on February 26, 2004. This reward is subject to refunds based on the outcome of the Border Price Investigation. The cumulative amount of rewards subject to refund based on the outcome of the Border Price Investigation described below is $56.9 million.

At June 30, 2004, the following performance incentives were pending CPUC approval and, therefore, were not included in the company's earnings (dollars in millions):

         Program
         -----------------------------------
         DSM/Energy Efficiency*       $ 10.9
         GCIM Year 10                    2.4
         2003 safety                      .5
         -----------------------------------
         Total                        $ 13.8
         -----------------------------------

* Dollar amounts shown do not include interest, franchise fees or uncollectible amounts.

COST OF CAPITAL

Effective January 1, 2003, SoCalGas' authorized rate of return on equity (ROE) is 10.82 percent and its return on ratebase is 8.68 percent. As discussed in the Annual Report, these rates will continue to be effective until 2008 unless market interest-rate changes are large enough to trigger an automatic adjustment. The automatic adjustment occurs when the 12-month trailing average of 30-year Treasury bond rates and the Global Insight forecast of the 30-year Treasury bond rate 12 months ahead vary by greater than 150 basis points from the benchmark, which is currently 5.38 percent. The 12-month trailing average was 5.11 percent at June 30, 2004.

BIENNIAL COST ALLOCATION PROCEEDING

The BCAP determines the allocation of authorized costs between customer classes for natural gas transportation service provided by the company and adjusts rates to reflect variances in customer demand as compared to the forecasts previously used in establishing transportation rates. SoCalGas filed with the CPUC its 2005 BCAP application in September 2003, requesting updated transportation rates effective January 1, 2005. In November 2003, an Assigned Commissioner Ruling delayed the BCAP applications until a decision is issued in the GIR implementation proceeding. As a result of the April 1, 2004 decision on GIR implementation as described in "Natural Gas Industry Restructuring," above, on May 27, 2004 the Administrative Law Judge (ALJ) in the 2005 BCAP issued a decision dismissing the BCAP applications. The California Utilities would be required to file new BCAP applications after the stay of the GIR implementation decision is lifted. As a result of the deferrals and the forecasted significant decline in noncore gas throughput on SoCalGas' system, in December 2002 the CPUC issued a decision approving 100 percent balancing account protection for SoCalGas' risk on local transmission and distribution revenues from January 1, 2003 until the CPUC issues its next BCAP decision. SoCalGas is seeking to continue this balancing account protection in the Natural Gas OIR proceeding.

BORDER PRICE INVESTIGATION

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California-Arizona border between March 2000 and May 2001. If the investigation determines that the conduct of any party to the investigation, including the California Utilities, contributed to the natural gas price spikes, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. Hearings began on June 29, 2004 and continued through July 15, 2004. A draft decision is expected in October 2004. The CPUC may hold a second round of hearings to consider whether Sempra Energy or any of its non-utility subsidiaries contributed to the price spikes. Final decisions are expected by late 2004. The company believes that the CPUC will find that the California Utilities acted in the best interests of its core customers and that none of the Sempra Energy companies was responsible for the price spikes. The ORA filed testimony supporting the GCIM and the actions of SoCalGas during this period.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

The CPUC has initiated an investigation into the relationship between California's IOUs and their parent holding companies. The CPUC broadly determined that it could, in appropriate circumstances, require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. This would be in addition to the requirement of holding companies to cover their utility subsidiaries' capital requirements, as the IOUs previously acknowledged in connection with the holding companies' formations. In January 2002 the CPUC ruled on jurisdictional issues, deciding that the CPUC had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed.

In an opinion issued May 21, 2004, the California Court of Appeal upheld the CPUC's assertion of limited enforcement jurisdiction, but concluded that the CPUC's interpretation of the "first priority" condition (that the holding companies could be required to infuse cash into the utilities as necessary to meet the utilities' obligation to serve) was not ripe for review at this time. On June 30, 2004, the company requested review of the Court of Appeal's decision on the jurisdictional issue by the California Supreme Court. To date, the Supreme Court, which has discretionary authority to grant or deny review, has not acted upon this request.

NOTE 5. LITIGATION

Except for the matters referred to below, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that none of these matters will have further material adverse effect on the company's financial condition or results of operations.

Antitrust Litigation

Class-action and individual lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. (El
Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso entities (whose cases involved unrelated claims not applicable to Sempra Energy, SoCalGas or SDG&E) announced that they had reached a $1.7 billion settlement, of which $125 million is allocated to customers of the California Utilities. The Court approved that settlement in December 2003. The proceeding against Sempra Energy and the California Utilities has not been settled and continues to be litigated. On July 22, 2004, the court heard oral argument on a motion for summary judgment brought by Sempra Energy and the California Utilities and is expected to issue a decision in August 2004. Trial is set for September 7, 2004.

Natural Gas Cases: Lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. In October 2003, the Nevada state court denied defendants' motion to dismiss the complaint. On April 12, 2004, the Sempra Energy defendants filed a motion for reconsideration. In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and other company subsidiaries, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, breach of contract and wire fraud. On January 27, 2004, the U.S. District Court dismissed the Sierra Pacific Resources case against all of the defendants, determining that this is a matter for the FERC to resolve. The court granted plaintiffs' request to amend their complaint, which they did. On July 15, 2004, Sempra Energy filed another motion to dismiss, which is scheduled to be heard on September 23, 2004.

Price Reporting Practices

On July 8, 2004, the City and County of San Francisco and the County of Santa Clara and on July 18, 2004 the County of San Diego brought actions, alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades, in San Diego Superior Court against Sempra Energy, Sempra Energy Trading, SoCalGas and SDG&E.

Other

Customers of the California Utilities will receive benefits under a settlement with El Paso resolving a number of civil and administrative proceedings surrounding the high natural gas and electric prices experienced in several Western states during the March 2000 through May 2001 period. A total amount of settlement funds of $40.7 million to SoCalGas' core gas customers will be received over a period of 20 years. An initial lump sum payment of $12 million was received in June 2004, which will be followed by 19 annual payments.

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

Natural gas revenues increased to $2.0 billion for the six months ended June 30, 2004 from $1.8 billion for the corresponding period in 2003, and the cost of natural gas increased to $1.1 billion in 2004 from $1.0 billion in 2003. These increases were primarily attributable to natural gas cost increases, which are passed on to customers, and increased volumes. Additionally, natural gas revenues were relatively unchanged at $847 million for the quarter ended June 30, 2004 compared to $820 million for the corresponding period in 2003, and the cost of natural gas was relatively unchanged at $425 million in 2004 compared to $421 million in 2003. Higher natural gas costs in the second quarter of 2004 were offset by lower gas sales volumes.

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

In 2002, the California Utilities filed Cost Of Service applications with the CPUC, seeking rate increases reflecting forecasts of 2004 capital and operating costs, as further discussed in the Annual Report. In accordance with generally accepted accounting principles, SoCalGas is generally recognizing 2004 revenue consistent with the proposed settlement, except for amounts related to pension costs which are pending the CPUC decision and CPUC acceptance of a related compliance filing. Resolution of the pension matter consistent with the proposed settlement would result in the recording of additional income at that time. To the extent, if any, that the final CPUC decision varies from the method used to recognize revenue prior to that decision, an accounting adjustment will be recorded at that time. To date, the impacts of accounting consistent with the settlement have not had a material effect on the financial statements.

The table below summarizes natural gas volumes and revenues by customer class for the six months ended June 30, 2004 and 2003.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2004:
 Residential                      136    $ 1,323         1   $   4         137    $ 1,327
 Commercial and industrial         56        442       134      92         190        534
 Electric generation plants        --         --        67      20          67         20
 Wholesale                         --         --        78      16          78         16
                           --------------------------------------------------------------
                                  192    $ 1,765       280   $ 132         472      1,897
 Balancing accounts and other                                                          98
                                                                                 --------
   Total                                                                          $ 1,995
-----------------------------------------------------------------------------------------
2003:
 Residential                      129    $ 1,188         1   $   4         130    $ 1,192
 Commercial and industrial         58        411       138      86         196        497
 Electric generation plants        --         --        67      18          67         18
 Wholesale                         --         --        68      13          68         13
                           --------------------------------------------------------------
                                  187    $ 1,599       274   $ 121         461      1,720
 Balancing accounts and other                                                         108
                                                                                 --------
   Total                                                                          $ 1,828
-----------------------------------------------------------------------------------------

SoCalGas recorded net income of $107 million and $96 million for the six-month periods ended June 30, 2004 and 2003, respectively, and net income of $51 million and $38 million for the quarters ended June 30, 2004 and 2003, respectively. The changes were primarily due to improved operating results in 2004.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At June 30, 2004, the company had $34 million in cash and $550 million in available unused, committed lines of credit (of which PE had $250 million for the sole purpose of providing loans to Sempra Energy Global Enterprises, another subsidiary of Sempra Energy, and SoCalGas had $300 million). See "Cash Flows from Financing Activities" for discussion on changes in the credit facility in 2004.

Management believes that cash flows from operations and debt issuances will be adequate to finance capital expenditure requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings. Rating agencies and others that evaluate a company's liquidity generally consider a company's capital expenditures and working capital requirements in comparison to cash from operations, available credit lines and other sources available to meet liquidity requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities totaled $627 million and $440 million for the six months ended June 30, 2004 and 2003, respectively. PE's operating activities included $585 million and $448 million, respectively, from SoCalGas. The increases were primarily attributable to 2004's higher increase in overcollected regulatory balancing accounts and a higher decrease in accounts receivable.

For the six months ended June 30, 2004, the company made pension plan contributions of $3 million and payments for other postretirement benefit plans of $27 million.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities totaled $348 million and $28 million for the six months ended June 30, 2004 and 2003, respectively. Net cash used in SoCalGas' investing activities totaled $307 million and $237 million for the six months ended June 30, 2004 and 2003, respectively. The changes were primarily due to increased advances to Sempra Energy in 2004.

Significant capital expenditures in 2004 are expected to be for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

In connection with the importation of additional sources of natural gas into Southern California, for which the California Utilities have made filings with the CPUC, the California Utilities could install capital facilities estimated at up to $200 million over three years, starting in 2005, in order to connect with new delivery locations. The expenditures would be included in utility ratebases or would be reimbursed by LNG project developers dependent on CPUC review of the projects and on the outcome of the Gas Market Order Instituting Investigation Phase II proceeding.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities totaled $277 million and $422 million for the six months ended June 30, 2004 and 2003, respectively. Net cash used in SoCalGas' financing activities totaled $276 million and $221 million for the six months ended June 30, 2004 and 2003, respectively. The changes were attributable to lower dividend payments by PE and higher dividend payments by SoCalGas in 2004.

In May 2004, the California Utilities obtained a combined $500 million three-year syndicated revolving credit facility to replace their expiring 364-day facility of a like amount. Under the facility, each utility may borrow up to $300 million, subject to a combined borrowing limit of $500 million. Borrowings would bear interest at rates varying with market rates and the borrowing utility's credit rating. The agreement requires each utility to maintain, at the end of each quarter, a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 60 percent. Borrowings under the agreement would be individual obligations of the borrowing utility and a default by one utility would not constitute a default or preclude borrowings by the other.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the Annual Report and in Note 4 of the notes to Consolidated Financial Statements herein.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had a significant effect on the company are SFAS Nos. 143 and 149 as discussed in Note 2 of the notes to Consolidated Financial Statements. Pronouncements that have or are likely to have a material effect on future earnings are described below.

SFAS 143, "Accounting for Asset Retirement Obligations": Beginning in 2003, SFAS 143 requires entities to record liabilities for future costs expected to be incurred when assets are retired from service, if the retirement process is legally required. It also requires the company to reclassify amounts recovered in rates for future removal costs not covered by a legal obligation from accumulated depreciation to a regulatory liability. Further discussion is provided in Note 2 of the notes to Consolidated Financial Statements.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Under SFAS 149, natural gas forward contracts that are subject to unplanned netting do not qualify for the normal purchases and normal sales exception, whereby derivatives are not required to be marked to market when the contract is usually settled by the physical delivery of natural gas. The company has determined that all natural gas contracts are subject to unplanned netting and as such, these contracts will be marked to market. Implementation of SFAS 149 on July 1, 2003 did not have a material impact on reported net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of June 30, 2004, the total Value at Risk of SoCalGas' positions was not material.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officers, the companies evaluated the effectiveness of the design and operation of the companies' disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based on that evaluation, the companies' Chief Executive Officers and Chief Financial Officers concluded that the companies' disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the companies' internal controls over financial reporting during the companies' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the companies' internal controls over financial reporting.

ITEM 5. OTHER INFORMATION

Effective May 1, 2004, Debra L. Reed, President of SoCalGas and SDG&E, also became their Chief Operating Officer. Simultaneously, Steven D. Davis, who remains Senior Vice President, External Relations, succeeded her as Chief Financial Officer.

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

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2004:

Current Report on Form 8-K filed April 29, 2004, filing as an exhibit Sempra Energy's press release of April 29, 2004, giving the financial results for the quarter ended March 31, 2004.

Current Report on Form 8-K filed August 5, 2004, filing as an exhibit Sempra Energy's press release of August 5, 2004, giving the financial results for the quarter ended June 30, 2004.

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


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: August 5, 2004            By:  /s/  F. H. Ault
                                    ----------------------------
                                    F. H. Ault
                                    Sr. Vice President and Controller





                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)


Date: August 5, 2004            By:  /s/  S. D. Davis
                                    ---------------------------
                                    S. D. Davis
                                    Sr. Vice President-External Relations
                                    and Chief Financial Officer