Form 10-Q
period 2004-09-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2004-11-04
CIK 75527, 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                               September 30, 2004
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California Legislature, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                     Three months ended
                                                        September 30,
                                                     ------------------
                                                       2004       2003
                                                     -------    -------
Operating revenues                                     $ 826      $ 794
                                                       -----      -----

Operating expenses
  Cost of natural gas                                    391        333
  Other operating expenses                               223        270
  Depreciation                                            75         73
  Income taxes                                            49         39
  Franchise fees and other taxes                          23         23
                                                       -----      -----
    Total operating expenses                             761        738
                                                       -----      -----
Operating income                                          65         56
                                                       -----      -----
Other income and (deductions)
  Interest income                                          3          1
  Regulatory interest - net                               (1)         2
  Allowance for equity funds used
    during construction                                    1          4
  Income taxes on non-operating income                    (4)        (2)
  Gain on sale of assets                                  15         --
  Other - net                                             --         (1)
                                                       -----      -----
    Total                                                 14          4
                                                       -----      -----
Interest charges
  Long-term debt                                           9          9
  Other                                                    3         --
  Allowance for borrowed funds used
    during construction                                   --         (1)
                                                       -----      -----
    Total                                                 12          8
                                                       -----      -----
Net income                                                67         52
Preferred dividend requirements                            1          1
                                                       -----      -----
Earnings applicable to common shares                   $  66      $  51
                                                       =====      =====
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                      Nine months ended
                                                        September 30,
                                                      -----------------
                                                        2004      2003
                                                      -------   -------
Operating revenues                                    $ 2,821   $ 2,622
                                                      -------   -------

Operating expenses
  Cost of natural gas                                   1,537     1,354
  Other operating expenses                                663       690
  Depreciation                                            225       214
  Income taxes                                            130       111
  Franchise fees and other taxes                           80        77
                                                      -------   -------
    Total operating expenses                            2,635     2,446
                                                      -------   -------
Operating income                                          186       176
                                                      -------   -------
Other income and (deductions)
  Interest income                                          13         6
  Regulatory interest - net                                (3)        1
  Allowance for equity funds used
    during construction                                     4         8
  Income taxes on non-operating income                     (4)       (4)
  Preferred dividends of subsidiaries                      (1)       (1)
  Gain on sale of assets                                   15        --
  Other - net                                              --        (3)
                                                      -------   -------
    Total                                                  24         7
                                                      -------   -------
Interest charges
  Long-term debt                                           26        31
  Other                                                    10         9
  Allowance for borrowed funds used
    during construction                                    (1)       (3)
                                                      -------   -------
    Total                                                  35        37
                                                      -------   -------
Net income                                                175       146
Preferred dividend requirements                             3         3
                                                      -------   -------
Earnings applicable to common shares                  $   172   $   143
                                                      =======   =======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                September 30,    December 31,
                                                    2004             2003
                                                -------------    ------------
ASSETS
Utility plant - at original cost                    $ 7,205           $ 7,008
Accumulated depreciation                             (2,866)           (2,739)
                                                    -------           -------
    Utility plant - net                               4,339             4,269
                                                    -------           -------
Current assets:
  Cash and cash equivalents                              26                32
  Accounts receivable - trade                           265               509
  Accounts receivable - other                            18                36
  Interest receivable                                    31                30
  Due from affiliates                                     3                76
  Income taxes receivable                                 1                72
  Regulatory assets arising from fixed-price
    contracts and other derivatives                      99                85
  Other regulatory assets                                32                 8
  Inventories                                           129                74
  Other                                                  22                12
                                                    -------           -------
    Total current assets                                626               934
                                                    -------           -------
Other assets:
  Due from affiliates                                   396               356
  Regulatory assets arising from fixed-price
    contracts and other derivatives                      70               148
  Sundry                                                115               150
                                                    -------           -------
    Total other assets                                  581               654
                                                    -------           -------
Total assets                                        $ 5,546           $ 5,857
                                                    =======           =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                               September 30,     December 31,
                                                   2004              2003
                                               -------------     ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (600 million shares authorized;
    84 million shares outstanding)                  $ 1,367           $ 1,367
  Retained earnings                                     275               253
  Accumulated other comprehensive income (loss)          (3)               (3)
                                                    -------           -------
    Total common equity                               1,639             1,617
  Preferred stock                                        80                80
                                                    -------           -------
    Total shareholders' equity                        1,719             1,697
  Long-term debt                                        765               762
                                                    -------           -------
    Total capitalization                              2,484             2,459
                                                    -------           -------
Current liabilities:
  Accounts payable - trade                              195               227
  Accounts payable - other                               70                44
  Due to affiliates                                      98               121
  Interest payable                                       25                18
  Deferred income taxes                                  21                24
  Regulatory balancing accounts - net                     2                86
  Fixed-price contracts and other derivatives           100                86
  Customer deposits                                      46                43
  Current portion of long-term debt                      --               175
  Other                                                 245               262
                                                    -------           -------
    Total current liabilities                           802             1,086
                                                    -------           -------

Deferred credits and other liabilities:
  Customer advances for construction                     43                40
  Postretirement benefits other than pensions            58                72
  Deferred income taxes                                 155               121
  Deferred investment tax credits                        42                44
  Regulatory liabilities arising from cost of
    removal obligations                               1,448             1,392
  Other regulatory liabilities                          112               109
  Fixed-price contracts and other derivatives            70               148
  Preferred stock of subsidiary                          20                20
  Deferred credits and other                            312               366
                                                    -------           -------
    Total deferred credits and other liabilities      2,260             2,312
                                                    -------           -------
Contingencies and commitments (Note 5)

Total liabilities and shareholders' equity          $ 5,546           $ 5,857
                                                    =======           =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

                                                         Nine months ended
                                                           September 30,
                                                        ------------------
                                                          2004       2003
                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 175      $ 146
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            225        214
    Deferred income taxes and investment tax credits         28        (39)
    Gain on sale of assets                                  (15)        --
  Net changes in other working capital components           177         83
  Changes in other assets                                     5          6
  Changes in other liabilities                              (32)        13
                                                          -----      -----
    Net cash provided by operating activities               563        423
                                                          -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (234)      (217)
  Affiliate loans                                           (14)       296
  Proceeds from sale of assets                                7         --
                                                          -----      -----
    Net cash provided by (used in) investing activities    (241)        79
                                                          -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                    (150)      (250)
  Preferred dividends paid                                   (3)        (3)
  Payments on long-term debt                               (175)      (295)
  Increase in short-term debt                                --         40
                                                          -----      -----
    Net cash used in financing activities                  (328)      (508)
                                                          -----      -----
Decrease in cash and cash equivalents                        (6)        (6)
Cash and cash equivalents, January 1                         32         22
                                                          -----      -----
Cash and cash equivalents, September 30                   $  26      $  16
                                                          =====      =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized           $  24      $  32
                                                          =====      =====
  Income tax payments, net of refunds                     $  33      $  44
                                                          =====      =====
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy                   $  --      $  48
    Liabilities assumed                                      --        (17)
                                                          -----      -----
      Net assets contributed by Sempra Energy             $  --      $  31
                                                          =====      =====

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                     Three months ended
                                                        September 30,
                                                     ------------------
                                                       2004       2003
                                                     -------    -------
Operating revenues                                     $ 826      $ 794
                                                       -----      -----
Operating expenses
  Cost of natural gas                                    391        333
  Other operating expenses                               222        268
  Depreciation                                            75         73
  Income taxes                                            48         39
  Franchise fees and other taxes                          23         23
                                                       -----      -----
    Total operating expenses                             759        736
                                                       -----      -----
Operating income                                          67         58
                                                       -----      -----
Other income and (deductions)
  Interest income                                          1          1
  Regulatory interest - net                               (1)         2
  Allowance for equity funds used
    during construction                                    1          4
  Income taxes on non-operating income                    (4)        (2)
  Gain on sale of assets                                  15         --
  Other - net                                             (1)        (1)
                                                       -----      -----
    Total                                                 11          4
                                                       -----      -----
Interest charges
  Long-term debt                                           9          9
  Other                                                    1          1
  Allowance for borrowed funds used
    during construction                                   --         (1)
                                                       -----      -----
    Total                                                 10          9
                                                       -----      -----
Earnings applicable to common shares                   $  68      $  53
                                                       =====      =====
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                      Nine months ended
                                                        September 30,
                                                      -----------------
                                                        2004      2003
                                                      -------   -------
Operating revenues                                    $ 2,821   $ 2,622
                                                      -------   -------
Operating expenses
  Cost of natural gas                                   1,537     1,354
  Other operating expenses                                660       689
  Depreciation                                            225       214
  Income taxes                                            129       112
  Franchise fees and other taxes                           80        77
                                                      -------   -------
    Total operating expenses                            2,631     2,446
                                                      -------   -------
Operating income                                          190       176
                                                      -------   -------
Other income and (deductions)
  Interest income                                           3         3
  Regulatory interest - net                                (3)        1
  Allowance for equity funds used
    during construction                                     4         8
  Income taxes on non-operating income                     (4)       (4)
  Gain on sale of assets                                   15        --
  Other - net                                              (1)       (2)
                                                      -------   -------
    Total                                                  14         6
                                                      -------   -------
Interest charges
  Long-term debt                                           26        31
  Other                                                     4         5
  Allowance for borrowed funds used
    during construction                                    (1)       (3)
                                                      -------   -------
    Total                                                  29        33
                                                      -------   -------
Net income                                                175       149
Preferred dividend requirements                             1         1
                                                      -------   -------
Earnings applicable to common shares                  $   174   $   148
                                                      =======   =======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                        September 30,    December 31,
                                                            2004             2003
                                                        -------------    ------------
ASSETS
Utility plant - at original cost                           $ 7,205           $ 7,008
Accumulated depreciation                                    (2,866)           (2,739)
                                                           -------           -------
    Utility plant - net                                      4,339             4,269
                                                           -------           -------

Current assets:
  Cash and cash equivalents                                     26                32
  Accounts receivable - trade                                  265               509
  Accounts receivable - other                                   15                35
  Interest receivable                                           31                30
  Due from affiliates                                           --                22
  Income taxes receivable                                       --                25
  Regulatory assets arising from fixed-price contracts
    and other derivatives                                       99                85
  Other regulatory assets                                       32                 8
  Inventories                                                  129                74
  Other                                                         18                 9
                                                           -------           -------
    Total current assets                                       615               829
                                                           -------           -------
Other assets:
  Regulatory assets arising from fixed-price contracts
    and other derivatives                                       70               148
  Sundry                                                        96               127
                                                           -------           -------
    Total other assets                                         166               275
                                                           -------           -------
Total assets                                               $ 5,120           $ 5,373
                                                           =======           =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                        September 30,    December 31,
                                                            2004             2003
                                                        -------------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100 million shares authorized;
    91 million shares outstanding)                           $   866          $   866
  Retained earnings                                              515              491
  Accumulated other comprehensive income (loss)                   (3)              (3)
                                                             -------          -------
    Total common equity                                        1,378            1,354
  Preferred stock                                                 22               22
                                                             -------          -------
    Total shareholders' equity                                 1,400            1,376
  Long-term debt                                                 765              762
                                                             -------          -------
    Total capitalization                                       2,165            2,138
                                                             -------          -------

Current liabilities:
  Accounts payable - trade                                       195              227
  Accounts payable - other                                        70               44
  Due to affiliates                                               28               55
  Interest payable                                                25               18
  Income taxes payable                                            47               --
  Deferred income taxes                                           12               15
  Regulatory balancing accounts - net                              2               86
  Fixed-price contracts and other derivatives                    100               86
  Customer deposits                                               46               43
  Current portion of long-term debt                               --              175
  Other                                                          243              262
                                                             -------          -------
    Total current liabilities                                    768            1,011
                                                             -------          -------

Deferred credits and other liabilities:
  Customer advances for construction                              43               40
  Postretirement benefits other than pensions                     58               --
  Deferred income taxes                                          162              136
  Deferred investment tax credits                                 42               44
  Regulatory liabilities arising from cost
    of removal obligations                                     1,448            1,392
  Other regulatory liabilities                                   112              181
  Fixed-price contracts and other derivatives                     70              148
  Deferred credits and other                                     252              283
                                                             -------          -------
    Total deferred credits and other liabilities               2,187            2,224
                                                             -------          -------
Contingencies and commitments (Note 5)

Total liabilities and shareholders' equity                   $ 5,120          $ 5,373
                                                             =======          =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                            Nine months ended
                                                              September 30,
                                                           ------------------
                                                            2004        2003
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 175       $ 149
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                              225         214
    Deferred income taxes and investment tax credits           27         (41)
    Gain on sale of assets                                    (15)         --
  Net changes in other working capital components             120          92
  Changes in other assets                                      --          (1)
  Changes in other liabilities                                (11)         18
                                                            -----       -----
    Net cash provided by operating activities                 521         431
                                                            -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (234)       (217)
  Affiliate loan                                               26          86
  Proceeds from sale of assets                                  7          --
                                                            -----       -----
    Net cash used in investing activities                    (201)       (131)
                                                            -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                      (150)        (50)
  Preferred dividends paid                                     (1)         (1)
  Payments on long-term debt                                 (175)       (295)
  Increase in short-term debt                                  --          40
                                                            -----       -----
    Net cash used in financing activities                    (326)       (306)
                                                            -----       -----
Decrease in cash and cash equivalents                          (6)         (6)
Cash and cash equivalents, January 1                           32          22
                                                            -----       -----
Cash and cash equivalents, September 30                     $  26       $  16
                                                            =====       =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized             $  19       $  28
                                                            =====       =====
  Income tax payments, net of refunds                       $  33       $  44
                                                            =====       =====

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy                     $  --       $  48
    Liabilities assumed                                        --         (18)
                                                            -----       -----
      Net assets contributed by Sempra Energy               $  --       $  30
                                                            =====       =====

See notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and of Southern California Gas Company (SoCalGas)(collectively referred to as the company or the companies). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary SoCalGas, and, in the other, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 (Annual Report) and the Quarterly Reports on Form 10-Q for the first and second quarters of 2004.

The companies' significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

For the quarters and nine months ended September 30, 2004 and 2003, comprehensive income was equal to earnings applicable to common shares.

SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting
Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Exposure Draft to amend SFAS 123, Accounting for Stock-Based Compensation. The proposed statement would eliminate the choice of accounting for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25,

Accounting for Stock Issued to Employees, whereby no expense is recorded for most stock options, and instead would require that such transactions be accounted for using a fair-value-based method, whereby expense is recorded for stock options. It would also prohibit application by restating prior periods and would require that expense ultimately be recognized only for those options that actually vest. A final statement is expected to be issued in the fourth quarter of 2004 and be effective July 1, 2005.

SFAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits": This statement revises required disclosures about employers' pension plans and other postretirement benefit plans, effective in 2004. It requires disclosures beyond those in the original SFAS 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement benefit plans. In addition, it requires interim-period disclosures regarding the amount of net periodic benefit cost recognized and the total amount of the employers' contributions paid and expected to be paid during the current fiscal year. It does not change the measurement or recognition of those plans.

The following table provides the components of benefit costs for the three and nine months ended September 30:

                                                                  Other
                                    Pension Benefits    Postretirement Benefits
                                   --------------------------------------------
                                   Three months ended      Three months ended
                                      September 30,           September 30,
                                   --------------------------------------------
(Dollars in millions)               2004       2003         2004       2003
-------------------------------------------------------------------------------
Service cost                        $  7       $  5         $  3       $  4
Interest cost                         24         22            7         12
Expected return on assets            (24)       (27)          (9)        (8)
Amortization of:
  Transition obligation               --         --            2          2
  Prior service cost                   2          2           --         --
  Actuarial loss                       1         --            1          4
Regulatory adjustment                 (9)        (1)           7         (3)
                                   --------------------------------------------
Total net periodic benefit cost     $  1       $  1         $ 11       $ 11
-------------------------------------------------------------------------------



                                                                 Other
                                    Pension Benefits    Postretirement Benefits
                                   --------------------------------------------
                                    Nine months ended       Nine months ended
                                      September 30,           September 30,
                                   --------------------------------------------
(Dollars in millions)               2004       2003         2004       2003
-------------------------------------------------------------------------------
Service cost                        $ 22       $ 21         $ 12       $ 12
Interest cost                         70         67           32         35
Expected return on assets            (73)       (80)         (25)       (24)
Amortization of:
  Transition obligation               --         --            6          6
  Prior service cost                   5          5           --         --
  Actuarial loss                       3         --            6          7
Regulatory adjustment                (25)       (11)           7         (3)
                                   --------------------------------------------
Total net periodic benefit cost     $  2       $  2         $ 38       $ 33
-------------------------------------------------------------------------------

Note 5 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contribution to its pension plan and other postretirement benefit plans in 2004. For the nine months ended September 30, 2004, $3 million and $38 million of contributions have been made to its pension plan and other postretirement benefit plans, respectively. $11 million of contributions have been made to its other postretirement benefit plans but no contribution was made to its pension plan for the quarter ended September 30, 2004.

FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003": In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted. The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a tax-exempt federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that actuarially is at least equivalent to Medicare Part D.

In May 2004, the FASB issued FSP 106-2 which requires that the effects of the federal subsidy be considered an actuarial gain and be recognized in the same manner as other actuarial gains and losses. In addition, FSP 106-2 requires certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. During the third quarter of 2004, the company adopted FSP 106-2 retroactive to the beginning of the year. The company and its actuarial advisors determined that benefits provided to certain participants will actuarially be at least equivalent to Medicare Part D, and, accordingly, the company will be entitled to an expected tax-exempt subsidy that reduces the company's accumulated postretirement benefit obligation under the plan at January 1, 2004 by $94 million and net periodic benefit cost for 2004 by $12 million.

The net periodic postretirement benefit costs for the three and nine months ended September 30, 2004 were reduced by $9 million, before regulatory adjustments, to reflect the expected subsidy as a result of the Act.

The following tables provide the impact of the Act on components of net periodic postretirement benefit costs. The three-month period includes the entire nine-month subsidy since none of the subsidy was recorded until the third quarter.


                                              Three months ended
                                               September 30, 2004
                                  --------------------------------------------
                                    Before                          After
                                    Federal        Effect          Federal
(Dollars in millions)               Subsidy      of Subsidy        Subsidy
------------------------------------------------------------------------------
Service cost                         $  4           $ (1)           $  3
Interest cost                          11             (4)              7
Expected return on assets              (9)            --              (9)
Amortization of:
  Transition obligation                 2             --               2
  Prior service cost                   --             --              --
  Actuarial (gain) loss                 5             (4)              1
Regulatory adjustment                  (2)             9               7
                                ----------------------------------------------
Total net periodic benefit cost      $ 11           $ --            $ 11
------------------------------------------------------------------------------


                                               Nine months ended
                                               September 30, 2004
                                  --------------------------------------------
                                    Before                          After
                                    Federal        Effect          Federal
(Dollars in millions)               Subsidy      of Subsidy        Subsidy
------------------------------------------------------------------------------
Service cost                         $ 13           $ (1)           $ 12
Interest cost                          36             (4)             32
Expected return on assets             (25)            --             (25)
Amortization of:
  Transition obligation                 6             --               6
  Prior service cost                   --             --              --
  Actuarial (gain) loss                10             (4)              6
Regulatory adjustment                  (2)             9               7
                                ----------------------------------------------
Total net periodic benefit cost      $ 38           $ --            $ 38
------------------------------------------------------------------------------

SFAS 143, "Accounting for Asset Retirement Obligations": Beginning in 2003, SFAS 143 requires entities to record liabilities for future costs expected to be incurred when assets are retired from service, if the retirement process is legally required. It also requires the reclassification of estimated removal costs, which have historically been recorded in accumulated depreciation, to a regulatory liability. At both September 30, 2004 and December 31, 2003, the estimated removal costs recorded as a regulatory liability were $1.4 billion.

The change in the asset retirement obligations for the nine months ended September 30, 2004 is as follows (dollars in millions):

Balance as of January 1, 2004                    $  11
Accretion expense (interest)                        --
                                                 ------
Balance as of September 30, 2004                 $  11*
                                                 ======
* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

In June 2004, the FASB issued a proposed interpretation, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. The interpretation would clarify that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS 143. Accordingly, the interpretation would require an entity to recognize a liability for a conditional asset retirement obligation if the liability's fair value can be reasonably estimated. The proposed interpretation would be effective for the company on December 31, 2005.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": Effective July 1, 2003, SFAS 149 amended and clarified accounting for derivative instruments and for hedging activities under SFAS 133. Under SFAS 149, natural gas forward contracts that are subject to unplanned netting generally do not qualify for the normal purchases and normal sales exception, whereby derivatives are not required to be marked to market when the contract is usually settled by the physical delivery of natural gas. ("Netting" refers to contract settlement by paying or receiving the monetary difference between the contract price and the market price at the date on which physical delivery would have occurred.) The company has determined that all natural gas contracts are subject to unplanned netting and as such, these contracts are marked to market. Implementation of SFAS 149 did not have a material impact on reported net income. Additional information on derivative instruments is provided in Note 3.

FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees": The company has a residual value guarantee under a fleet lease arrangement. As of September 30, 2004, the company had no liabilities recorded for the fleet lease guarantee due to the immaterial amount of the estimated fair value of such guarantee.

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

SFAS 133 provides for hedge accounting treatment when certain criteria are met. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in Other Comprehensive Income, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction is settled. Any ineffective portion is reported in earnings immediately.

The company utilizes natural gas derivatives to manage commodity price risk associated with servicing its load requirements. These contracts allow the company to predict with greater certainty the effective prices to be received or paid by the company and the prices to be charged to its customers. The company also periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. The use of derivative financial instruments is subject to certain limitations imposed by company policy and regulatory requirements.

Contracts that meet the definition of normal purchases and sales generally are long-term contracts that are settled by physical delivery and, therefore, are eligible for the normal purchases and sales exception of SFAS 133. The contracts are accounted for under accrual accounting and recorded in Revenues or Cost of Natural Gas on the Statements of Consolidated Income when physical delivery occurs. Due to the adoption of SFAS 149, the company has determined that its natural gas contracts entered into after September 30, 2003 generally do not qualify for the normal purchases and sales exception and, accordingly, are marked to market. However, the effect of this is minimal.

Fixed-price Contracts and Other Derivatives

Fixed-price Contracts and Other Derivatives on the Consolidated Balance Sheets primarily reflect the company's unrealized gains and losses related to long-term delivery contracts for natural gas transportation. The company has established offsetting regulatory assets and liabilities to the extent that these gains and losses are included in the calculation of future rates. If gains and losses are not recoverable or payable through future rates, the company applies hedge accounting if certain criteria are met. If a contract no longer meets the requirements of SFAS 133, the unrealized gains and losses and the related regulatory asset or liability will be amortized over the remaining contract life.

The changes in Fixed-price Contracts and Other Derivatives on the Consolidated Balance Sheets for the nine months ended September 30, 2004 were primarily due to physical deliveries under long-term natural gas transportation contracts. The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the nine months ended September 30, 2004 and 2003.

NOTE 4. REGULATORY MATTERS

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted on January 22, 2004, and will be addressed in two phases. A decision on Phase I was issued on September 2, 2004 and the schedule for Phase II calls for a decision by the end of 2004. Further discussion of Phase I and Phase II is included in the Annual Report. The focus of the Gas OIR is the period from 2006 to 2016. Since Natural Gas Industry Restructuring (GIR), as discussed in the Annual Report, would end in August 2006 and there is overlap between GIR and the OIR issues, a number of parties (including SoCalGas) have requested the CPUC not to implement GIR.

The California Utilities have made comprehensive filings in the OIR outlining a proposed market structure that is intended to create access to new natural gas supply sources (such as liquefied natural gas (LNG)) for California. In their Phase I and Phase II filings, SoCalGas and SDG&E proposed a framework to provide firm tradable access rights for intrastate natural gas transportation; provide SoCalGas with continued balancing account protection for intrastate transmission and distribution revenues, thereby eliminating throughput risk; and integrate the transmission systems of SoCalGas and SDG&E so as to have common rates and rules. The California Utilities also proposed that the capital expenditures necessary to access new sources of supply be included in ratebase and that the total amount of the expenditures would be $200 million to $300 million.

The California Utilities also proposed a methodology and framework to be used by the CPUC for granting pre-approval of new interstate transportation agreements. The Phase I decision approves the California Utilities' transportation capacity pre-approval procedures with some modifications. SoCalGas' existing pipeline capacity contract with Transwestern Pipeline Company expires in November 2005 and its primary contracts with El Paso Natural Gas Company expire in August 2006. Discussions are underway pursuant to the framework approved by the CPUC to acquire replacement capacity. The Phase I decision also directs the California Utilities to file, by December 2, 2004, an application to implement proposals for transmission system integration, firm access rights, and off-system delivery services. The CPUC has determined that project developers, not the utilities, will be presumed to pay for the costs for access-related infrastructure, subject to future applications to be filed when more is known about the particular projects. Phase II of the Gas Market OIR will review the CPUC's ratemaking policies on throughput risk to better align these with its objectives of promoting energy conservation and adequate infrastructure. Phase II will also investigate the need for emergency natural gas storage reserves and the role of the utility in backstopping the noncore market.

COST OF SERVICE FILINGS

In 2002, the California Utilities filed cost of service applications with the CPUC, seeking rate increases reflecting forecasts of 2004 capital and operating costs, as further discussed in the Annual Report. SoCalGas requested revenue increases of $37 million. As previously reported, in December 2003 SoCalGas filed with the CPUC a proposed settlement of its cost of service proceeding. The settlement, if approved by the CPUC, would reduce the company's annual rate revenues by an aggregate net amount of approximately $33 million from the rates in effect during 2003. The CPUC's Office of Ratepayer Advocates (ORA) and all other major parties to the cost of service proceedings have recommended that the CPUC approve the settlement.

On September 28, 2004, the CPUC's Administrative Law Judge (ALJ) and the CPUC Commissioner assigned to the cost of service proceedings issued differing proposed decisions for consideration by the CPUC. Both of these proposed decisions recommend that the CPUC reject the proposed settlement. The ALJ's proposed decision would, if adopted by the CPUC, increase annual rate revenues by $44 million from that contemplated by the settlement but would also adopt a one-way balancing account requiring that any reductions in operating labor costs from those estimated in establishing rates be refunded to customers. CPUC Commissioner Wood's alternate proposed decision, which does not include a one-way labor balancing account, would, if adopted by the CPUC, decrease the annual rate reduction by $8 million from that contemplated by the proposed settlement.

If various minor factual errors are corrected, they would increase the annual rate revenues that would be provided by the ALJ's proposed decision to $46 million above that contemplated by the settlement and would increase the annual rate revenues that would be provided by Commissioner Wood's alternative proposed decision to $10 million above that contemplated by the settlement. Both proposed decisions would approve balancing accounts for pension costs similar to those contemplated by the settlement and various other cost balancing accounts not contemplated by the settlement. All the proposals contemplate that the rates resulting from the cost of service proceedings would remain effective through 2007 subject to annual attrition adjustments.

The company previously reported that it expects that another CPUC commissioner will issue an additional proposed decision that, if adopted by the CPUC, would essentially approve the proposed settlements. Subsequently, on October 28, 2004, the CPUC at its regularly scheduled meeting deferred acting on the cost of service proceedings at the request of Commissioner Brown, who stated that he would issue an additional proposed decision.

The CPUC may adopt any one of the proposed decisions or reject all of them and adopt a different outcome. The company expects that a CPUC decision will be issued by year end.

The CPUC previously ordered that any changes in rates resulting from the cost of service proceedings would be effective retroactively to January 1, 2004. Consequently, during 2004 the company has, in general, recorded revenue and resulting net income in a manner consistent with the reduced rates contemplated by the proposed settlement, except for the favorable effect of the recovery of pension costs contemplated by the proposed settlement and provided by the proposed decisions. To the extent that the revenues provided by the CPUC's decision in the cost of service proceedings differ from those previously recorded, a reconciling adjustment to revenues and resulting net income would be recorded in the latest quarter for which financial statements had not been published.

Other ratemaking issues are included in Phase II of the cost of service proceeding. In addition to recommending changes in the performance-based regulation (PBR) formulas, the ORA also proposed the possibility of performance penalties for service quality, safety and electric service reliability, without the possibility of performance awards. Hearings took place in June 2004. On July 21, 2004, all of the active parties in Phase II who dealt with post test year ratemaking and performance incentives filed for adoption by the CPUC of an all-party settlement agreement for most of the Phase II issues, including annual inflation adjustments and revenue sharing. The agreement does not cover performance incentives. For the interim years of 2005-2007, the Consumer Price Index would be used to adjust the escalatable authorized base rate revenues within identified floors and ceilings. It is not likely that the CPUC will address this matter in its decision related to Phase II of this proceeding before year-end 2004. Consequently, to ensure that the results of Phase II would be applicable for a full year in 2005, SoCalGas and SDG&E filed with the CPUC on September 29, 2004, a petition to modify a prior decision that provided for the differences between 2004's rates and the amounts determined in the cost of service decision to be collected or refunded in future rates, to also apply to similar differences occurring in 2005 prior to implementation of the cost of service decision.

SoCalGas had filed for continuation of existing PBR mechanisms for service quality and safety that would otherwise expire at the end of 2003. In January 2004, the CPUC issued a decision that extended 2003 service and safety targets through 2004, but did not determine the applicability of rewards or penalties. As part of the proposed Phase II Settlement Agreement, Revenue Sharing, under which IOUs return to customers a percentage of earnings above specified levels, would be suspended for 2004 and resume for 2005 through 2007. The proposed revenue sharing mechanism also provides the utility the option to file for suspension of the earnings sharing mechanism if earnings for two consecutive years fall 175 basis points or more below its authorized rate of return; however, if earnings are 300 or more basis points above the utility's authorized rate of return, the revenue sharing mechanism would be automatically suspended and trigger a formal regulatory review by the CPUC to determine whether modification of the ratemaking mechanism is required.

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

The only incentive reward approved during the nine months ended
September 30, 2004 consisted of $6.3 million related to SoCalGas' Year 9 GCIM, which was approved on February 26, 2004. This reward was awarded by the CPUC subject to refund based on the outcome of the

Border Price Investigation, as discussed below. The cumulative amount of rewards subject to refund based on the outcome of the Border Price Investigation is $56.9 million, substantially all of which has been included in net income.

At September 30, 2004, the following performance incentives were pending CPUC approval and, therefore, were not included in the company's earnings (dollars in millions):

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

COST OF CAPITAL

Effective January 1, 2003, SoCalGas' authorized rate of return on equity (ROE) is 10.82 percent and its return on ratebase (ROR) is 8.68 percent. These rates are subject to automatic adjustment if the 12-month trailing average of 30-year Treasury bond rates and the Global Insight forecast of the 30-year Treasury bond rate 12 months ahead vary by greater than 150 basis points from a benchmark, which is currently
5.38 percent. The 12-month trailing average was 5.10 percent and the Global Insight forecast was 5.84 percent at September 30, 2004.

BIENNIAL COST ALLOCATION PROCEEDING (BCAP)

The BCAP determines the allocation of authorized costs between customer classes for natural gas transportation service provided by the company and adjusts rates to reflect variances in sales volumes as compared to the forecasts previously used in establishing transportation rates. SoCalGas filed with the CPUC its 2005 BCAP application in September 2003, requesting updated transportation rates effective January 1, 2005. In November 2003, an Assigned Commissioner Ruling delayed the BCAP application until a decision is issued in the GIR implementation proceeding. As a result of the April 1, 2004 decision on GIR implementation as described in Natural Gas Industry Restructuring in the Annual Report, on May 27, 2004 the ALJ in the 2005 BCAP issued a decision dismissing the BCAP application. The company is required to file a new BCAP application after the stay of the GIR implementation decision is lifted. As a result of the deferrals and the significant decline forecasted in noncore gas throughput on SoCalGas' system, in December 2002 the CPUC issued a decision approving 100 percent balancing account protection for SoCalGas' risk on local transmission and distribution revenues from January 1, 2003 until the CPUC issues its next BCAP decision. SoCalGas is seeking to continue this balancing account protection in the Natural Gas OIR proceeding.

BORDER PRICE INVESTIGATION

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. The California Utilities are the parties to the first phase of the investigation. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At September 30, 2004, the cumulative amount of shareholder awards, substantially all of which has been included in net income, was $56.9 million. The ORA has filed testimony supporting the GCIM and the actions of SoCalGas during this period. The first phase of this investigation was reopened for one day on October 25, 2004, for additional testimony and supplemental opening and reply briefs. While the ALJ stated that a proposed decision is not imminent, the company expects that a proposed decision will be issued before year end for consideration by the CPUC. Although the proposed decision may be adverse to it, the company believes it is unlikely that the full CPUC would adopt any such adverse decision and would instead conclude that the California Utilities were not responsible for any natural gas price spikes. A final CPUC decision in the first phase of the investigation is not expected until 2005.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

The CPUC has initiated an investigation into the relationship between California's IOUs and their parent holding companies. The CPUC broadly determined that it could, in appropriate circumstances, require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. This would be in addition to the requirement of holding companies to provide for their utility subsidiaries' capital requirements, as the IOUs previously acknowledged in connection with the holding companies' formations. In January 2002, the CPUC ruled that it had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed.

In an opinion issued May 21, 2004, the California Court of Appeal upheld the CPUC's assertion of limited enforcement jurisdiction, but concluded that the CPUC's interpretation of the "first priority" condition (that the holding companies could be required to infuse cash into the utilities as necessary to meet the utilities' obligation to serve) was not ripe for review. In September 2004, the California Supreme Court declined to review the California Court of Appeal's decision.

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

Energy Crisis Litigation

In 2000 and 2001, California experienced a severe energy crisis characterized by dramatic increases in the prices of natural gas. Many, often duplicative, lawsuits have been filed against numerous energy companies seeking overlapping damages aggregating in the tens of billions of dollars for allegedly unlawful activities asserted to have caused or contributed to the energy crisis. In addition, the energy crisis has generated numerous governmental investigations and regulatory proceedings. The company is cooperating in various investigations, including an investigation being conducted by the California Attorney General into possible anti-competitive behavior. The material regulatory proceedings arising out of the energy crisis that involve the company are briefly summarized, along with other proceedings, in Note 4 and this Note 5. The lawsuits arising out of the energy crisis to which the company is a defendant are briefly summarized below.

Class-action and individual antitrust and unfair competition lawsuits filed in 2000 and thereafter, and currently consolidated in San Diego Superior Court seek damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In December 2003, the Court approved a settlement whereby the applicable El Paso entities (including cases involving unrelated claims not applicable to Sempra Energy, SoCalGas or SDG&E) will pay approximately $1.7 billion to resolve these claims. The proceeding against Sempra Energy and the California Utilities has not been settled and continues to be litigated. During the third quarter of 2004, the court denied motions by Sempra Energy and the California Utilities for summary judgment in their favor. Sempra Energy and the California Utilities have requested the Court of Appeal to review these denials; however, such an interim review pending a final decision on the merits of the case is entirely at the discretion of the appellate court. In October 2004, certain of the plaintiffs issued a news release asserting that they could recover as much as $24 billion from Sempra Energy and the California Utilities if their allegations were upheld at trial. The trial of the case was previously set for September 2004 but has been postponed and the newly assigned judge has yet to schedule a new trial date. (The original judge is retiring at year end.)

Similar lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. The claims against the Sempra Energy defendants in the Arizona lawsuit were settled in September 2004 for $150,000 and have been dismissed with prejudice.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and other company subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling) from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, breach of contract and wire fraud. On January 27, 2004, the U.S. District Court dismissed the Sierra Pacific Resources case against all of the defendants, determining that this is a matter for the FERC to resolve. However, the court granted plaintiffs' request to amend their complaint, which they have done and Sempra Energy has filed another motion to dismiss, which is scheduled to be heard on November 29, 2004.

In July 2004, the City and County of San Francisco, the County of Santa Clara and the County of San Diego brought actions, alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades and by engaging in "churning" transactions with Reliant Energy, in San Diego Superior Court against various entities, including Sempra Energy, SET, SoCalGas and SDG&E.

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

RESULTS OF OPERATIONS

Revenues and Cost of Sales

Natural gas revenues increased to $2.8 billion for the nine months ended September 30, 2004 from $2.6 billion for the corresponding period in 2003, and the cost of natural gas increased to $1.5 billion in 2004 from $1.4 billion in 2003. Additionally, natural gas revenues were $826 million for the quarter ended September 30, 2004 compared to $794 million for the corresponding period in 2003, and the cost of natural gas was $391 million in 2004 compared to $333 million in 2003. These increases were primarily attributable to natural gas cost increases, which are passed on to customers, offset by $48 million of GCIM awards recognized during the third quarter of 2003. Performance awards are discussed in Note 4 of the notes to Consolidated Financial Statements.

In 2002, the California Utilities filed Cost of Service applications with the CPUC, seeking rate increases reflecting forecasts of 2004 capital and operating costs, as further discussed in the Annual Report and in Note 4 of the notes to Consolidated Financial Statements. In accordance with generally accepted accounting principles, SoCalGas is generally recognizing 2004 revenue in a manner consistent with the reduced rates contemplated by the proposed settlements, except for the favorable effect of the recovery of pension costs contemplated by the proposed settlements and provided by both proposed decisions. To the extent that the revenues provided by the CPUC's decision in the cost of service proceedings differ from those previously recorded, a reconciling adjustment to revenues and resulting net income would be recorded in the latest quarter for which financial statements had not been published. To date, the impacts of accounting consistent with the settlement have not had a material effect on the financial statements.

The table below summarizes natural gas volumes and revenues by customer class for the nine months ended September 30, 2004 and 2003.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange      Total
                           --------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2004:
 Residential                      172    $ 1,705         1   $   5         173    $ 1,710
 Commercial and industrial         78        614       204     139         282        753
 Electric generation plants        --         --       137      41         137         41
 Wholesale                         --         --       112      32         112         32
                           --------------------------------------------------------------
                                  250    $ 2,319       454   $ 217         704      2,536
 Balancing accounts and other                                                         285
                                                                                 --------
   Total                                                                          $ 2,821
-----------------------------------------------------------------------------------------
2003:
 Residential                      165    $ 1,547         1   $   5         166    $ 1,552
 Commercial and industrial         79        559       206     134         285        693
 Electric generation plants        --         --       141      39         141         39
 Wholesale                         --         --       100      23         100         23
                           --------------------------------------------------------------
                                  244    $ 2,106       448   $ 201         692      2,307
 Balancing accounts and other                                                         315
                                                                                 --------
   Total                                                                          $ 2,622
-----------------------------------------------------------------------------------------

Other Operating Expenses

Other operating expenses at SoCalGas decreased to $660 million for the nine-month period ended September 30, 2004 from $689 million for the same period in 2003 and decreased to $222 million for the quarter ended September 30, 2004 from $268 million for the same period in 2003 primarily as a result of a $55 million before-tax charge in the third quarter of 2003 for litigation and for losses associated with a sublease of portions of the SoCalGas headquarters building, offset by an increase in refundable costs.

Net Income

SoCalGas recorded net income of $175 million and $149 million for the nine-month periods ended September 30, 2004 and 2003, respectively, and net income of $68 million and $53 million for the quarters ended September 30, 2004 and 2003, respectively. The increases were primarily due to the $32 million after-tax charge for litigation and for losses associated with a long-term sublease of portions of its headquarters building in 2003, higher margins in 2004 and the gain on the sale of partnership property, partially offset by higher GCIM awards in 2003 and higher depreciation expense in 2004.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are the major source of liquidity for PE. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At September 30, 2004, the company had $26 million in cash and $800 million in available unused, committed lines of credit (of which PE had $500 million for the sole purpose of providing loans to Sempra Energy Global Enterprises, another subsidiary of Sempra Energy, and SoCalGas had $300 million). See "Cash Flows from Financing Activities" for discussion on changes in PE's credit facility in 2004.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities totaled $563 million and $423 million for the nine months ended September 30, 2004 and 2003, respectively. PE's operating activities included $521 million and $431 million, respectively, from SoCalGas. The increases were primarily attributable to a lower decrease in overcollected regulatory balancing accounts and higher decrease in accounts receivable in 2004 and 2003 refunds of customer deposits.

For the nine months ended September 30, 2004, the company made pension plan and other postretirement benefit plan contributions of $3 million and $38 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) PE's investing activities totaled $(241) million and $79 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in SoCalGas' investing activities totaled $201 million and $131 million for the nine months ended September 30, 2004 and 2003, respectively. The changes were primarily due to increased advances to and lower repayments by Sempra Energy in 2004 for PE and SoCalGas, respectively.

Significant capital expenditures in 2004 are expected to be for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and debt issuances.

In September 2004, the CPUC approved a proposed framework for the contracting of interstate pipeline capacity for core customers. Discussions are underway for the California Utilities to acquire pipeline capacity to replace capacity contracts expiring over the next two years. The CPUC also approved requests to establish receipt points to accept new supplies, including imported LNG, to the California Utilities' service area. Approval for a point of receipt to import natural gas from Mexico to Southern California via pipelines at Otay Mesa was also obtained. As a result, the California Utilities expect to install capital facilities starting in 2005, in order to receive natural gas supplies from new delivery locations. The CPUC has determined that project developers, not the utilities, will be presumed to pay for the costs for access-related infrastructure, subject to future applications to be filed when more is known about the particular projects. Note 4 of the notes to Consolidated Financial Statements herein provides further details.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities totaled $328 million and $508 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in SoCalGas' financing activities totaled $326 million and $306 million for the nine months ended September 30, 2004 and 2003, respectively. The changes were attributable to lower debt and dividend payments by PE and lower debt payments partially offset by higher dividend payments by SoCalGas in 2004.

In September 2004, PE extended the termination date of its revolving credit agreement to September 30, 2005, and increased the revolving credit commitment from $250 million to $500 million. Borrowings under the credit agreement, none of which are outstanding, are available to provide loans to Global and would bear interest at rates varying with market rates, PE's credit ratings and amounts borrowed. They would be guaranteed by Sempra Energy and would be subject to mandatory repayment if Sempra Energy's or SoCalGas' ratio of debt to total capitalization (as defined in the agreement) were to exceed 65%, or if there were to be a change in law materially and adversely affecting SoCalGas' ability to pay dividends or make other distributions to PE.

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

CRITICAL ACCOUNTING POLICIES AND KEY NON-CASH PERFORMANCE INDICATORS

There have been no significant changes to the accounting policies viewed by management as critical or key non-cash performance indicators for the company, as set forth in the Annual Report.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had a significant effect on the company are SFAS Nos. 132 (revised
2003), 143 and 149, FASB Staff Position 106-2, and FIN 45, as discussed in Note 2 of the notes to Consolidated Financial Statements.

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

In June 2004, the FASB issued a proposed interpretation of SFAS 143, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. The interpretation would clarify that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS 143. Accordingly, the interpretation would require an entity to recognize a liability for a conditional asset retirement obligation if the liability's fair value can be reasonably estimated. The proposed interpretation would be effective for the company on December 31, 2005.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": SFAS 149 amends and clarifies accounting for derivative instruments and for hedging activities under SFAS 133. Under SFAS 149, natural gas forward contracts that are subject to unplanned netting do not qualify for the normal purchases and normal sales exception, whereby derivatives are not required to be marked to market when the contract is usually settled by the physical delivery of natural gas. The company has determined that all natural gas contracts are subject to unplanned netting and as such, these contracts are marked to market. Implementation of SFAS 149 on July 1, 2003 did not have a material impact on reported net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of September 30, 2004, the total Value at Risk of SoCalGas' positions was not material.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officers, the companies evaluated the effectiveness of the design and operation of the companies' disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based on that evaluation, the companies' Chief Executive Officers and Chief Financial Officers concluded that the companies' disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the companies' internal controls over financial reporting during the companies' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the companies' internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Notes 4 and 5 of the notes to Consolidated
Financial Statements herein, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 10 - Material Contracts

      Compensation

      10.1  Sempra Energy Employee Stock Incentive Plan
            (September 30, 2004 Sempra Energy Form 10-Q
            Exhibit 10.1).

      10.2  Sempra Energy Amended and Restated Executive Life
            Insurance Plan (September 30, 2004 Sempra Energy
            Form 10-Q Exhibit 10.2).

      10.3  Sempra Energy Excess Cash Balance Plan
            (September 30, 2004 Sempra Energy Form 10-Q
            Exhibit 10.3).

      10.4  Form of Sempra Energy 1998 Long Term Incentive Plan
            Performance-Based Restricted Stock Award
            (September 30, 2004 Sempra Energy Form 10-Q
            Exhibit 10.4).

      10.5  Form of Sempra Energy 1998 Long Term Incentive Plan
            Nonqualified Stock Option Agreement
            (September 30, 2004 Sempra Energy Form 10-Q
            Exhibit 10.5).

      10.6 Form of Sempra Energy 1998 Non-Employee Directors' Stock Plan Nonqualified Stock Option Agreement
            (September 30, 2004 Sempra Energy Form 10-Q
            Exhibit 10.6).

      10.7  Sempra Energy Supplemental Executive Retirement Plan
            (September 30, 2004 Sempra Energy Form 10-Q
            Exhibit 10.7).

      10.8  Neal Schmale Restricted Stock Award Agreement
            (September 30, 2004 Sempra Energy Form 10-Q
            Exhibit 10.8).

      10.9  Severance Pay Agreement between Sempra Energy and
            Donald E. Felsinger (September 30, 2004 Sempra Energy
            Form 10-Q Exhibit 10.9).

      10.10 Severance Pay Agreement between Sempra Energy and
            Neal Schmale (September 30, 2004 Sempra Energy
            Form 10-Q Exhibit 10.10).

      10.11 Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy
            Form 10-Q Exhibit 10.11).

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

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after June 30, 2004:

Current Report on Form 8-K filed August 5, 2004, filing as an exhibit Sempra Energy's press release of August 5, 2004, giving the financial results for the quarter ended June 30, 2004.

Current Report on Form 8-K filed September 30, 2004, announcing proposed decisions issued by the CPUC's Administrative Law Judge and the Assigned CPUC Commissioner on September 28, 2004, in the California Utilities' Cost of Service Proceedings.

Current Report on Form 8-K filed October 27, 2004, discussing the current status of the California Utilities' Cost of Service Proceedings and the Border Price Investigation.

Current Report on Form 8-K filed November 4, 2004, filing as an exhibit Sempra Energy's press release of November 4, 2004, giving the financial results for the quarter ended September 30, 2004.

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


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: November 4, 2004           By:  /s/  F. H. Ault
                                    ----------------------------
                                    F. H. Ault
                                    Sr. Vice President and Controller





                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)


Date: November 4, 2004           By:  /s/  S. D. Davis
                                    ---------------------------
                                    S. D. Davis
                                    Sr. Vice President-External Relations
                                    and Chief Financial Officer