Form 10-K
period 2004-12-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2005-02-23
CIK 75527, 92108

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended     December 31, 2004
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from        to
                                                    -------  -------

            Exact Name of
Commission  Registrant                                     IRS Employer
File        as specified                  State of        Identification
Number      in its charter               Incorporation        Number
----------  --------------               --------------    -------------
1-40      PACIFIC ENTERPRISES              California         94-0743670

1-1402    SOUTHERN CALIFORNIA GAS COMPANY  California         95-1240705

555 WEST FIFTH STREET, LOS ANGELES, CALIFORNIA             90013
----------------------------------------------           ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (213)244-1200
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

Exhibit Index on page 94.  Glossary on page 99.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2005:
Pacific Enterprises                                       $68.8 Million
Southern California Gas Company                           $20.1 Million

Common Stock outstanding without par value as of January 31, 2005:
Pacific Enterprises                 Wholly owned by Sempra Energy
Southern California Gas Company     Wholly owned by Pacific Enterprises

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Information Statement prepared for the May 2005 annual meeting of shareholders are incorporated by reference into Part III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  4
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 12
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 12
Item 4.  Submission of Matters to a Vote of Security Holders. . 12

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . 12
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . 13
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . 13
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . 26
Item 8.  Financial Statements and Supplementary Data. . . . . . 27
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 82
Item 9A. Controls and Procedures  . . . . . . . . . . . . . . . 82
Item 9B. Other Information  . . . . . . . . . . . . . . . . . . 83


PART III
Item 10. Directors and Executive Officers of the Registrant . . 85
Item 11. Executive Compensation . . . . . . . . . . . . . . . . 86
Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters. . . 86
Item 13. Certain Relationships and Related Transactions . . . . 86
Item 14  Principal Accountant Fees and Services . . . . . . . . 86

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . 87

Consents of Independent Registered Public Accounting Firm and
            Report on Schedule. . . . . . . . . . . . . . . . . 89

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 92

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 94

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . 99

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.

PART I
ITEM 1. BUSINESS

Description of Business

Pacific Enterprises (PE or the company) is an energy services company whose only significant subsidiary is Southern California Gas Company (SoCalGas), the nation's largest natural gas distribution utility. PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations. Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric (SDG&E). SoCalGas and SDG&E are collectively referred to herein as "the California Utilities." A description of SoCalGas is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

As PE itself has no operations, PE's financial position and operations consist of those of SoCalGas and some additional items attributable to PE's position as a holding company (e.g. cash, intercompany accounts, debt and equity).

Company Website

The company's website address is http://www.socalgas.com/ and Sempra Energy's website address is http://www.sempra.com/investor.htm. The company makes available free of charge via a hyperlink on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating the company. These risk factors could affect the actual results of the company and cause such results to differ materially from those expressed in any forward-looking statements of, or made by or on behalf of, the company. Other risks and uncertainties, in addition to those that are described below, may also impair its business operations. If any of the following risks occurs, the company's business, cash flows, results of operations and financial condition could be seriously harmed. These risk factors should be read in conjunction with the other detailed information concerning the company set forth in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

SoCalGas is subject to extensive regulation by state, federal and local legislation and regulatory authorities, which may adversely affect the operations, performance and growth of its business.

The California Public Utilities Commission (CPUC), which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SoCalGas' rates and conditions of service, sales of securities, rates of return, rates of depreciation, uniform systems of accounts, examination of records and long-term resource procurement. The CPUC conducts various reviews of utility performance (including reasonableness and prudency reviews) and affiliate relationships and conducts audits and investigations into various matters which may, from time to time, result in disallowances and penalties adversely affecting earnings and cash flows. Various proceedings involving the CPUC and relating to SoCalGas' rates, costs, incentive mechanisms, performance-based regulation and compliance with affiliate and holding company rules are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Periodically, SoCalGas' rates are approved by the CPUC based on forecasts of capital and operating costs. If SoCalGas' actual capital and operating costs were to exceed the amount included in its base rates approved by the CPUC, it would adversely affect earnings and cash flows.

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC adopted Performance-Based Regulation (PBR) for the California Utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, rather than relying solely on expanding utility plant to increase earnings. The three areas that are eligible for PBR rewards are: operational incentives based on measurements of safety, reliability and customer satisfaction; energy efficiency rewards based on the effectiveness of the programs; and natural gas procurement rewards. Although SoCalGas has received significant PBR rewards in the past, there can be no assurance that SoCalGas will receive rewards at similar levels in the future, or at all. Additionally, if SoCalGas fails to achieve certain minimum performance levels established under the PBR mechanisms, it may be assessed financial disallowances or penalties which could adversely affect their earnings and cash flows.

SoCalGas may be impacted by new regulations, decisions, orders or interpretations of the CPUC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how SoCalGas operates, could affect its ability to recover their various costs through rates or adjustment mechanisms, or could require SoCalGas to incur additional expenses.

The California Utilities' future results of operations and financial condition may be materially adversely affected by the outcome of pending litigation against them.

The California energy crisis of 2000 and 2001 has generated numerous lawsuits, governmental investigations and regulatory proceedings involving many energy companies, including Sempra Energy and the California Utilities. They are the remaining defendants in class action and individual antitrust and unfair competition lawsuits scheduled for a jury trial to begin in September 2005 in which the plaintiffs have asserted that they are entitled to recover $24 billion in damages.

Additional lawsuits have been filed by the Attorney General of Nevada and by others. They are also responding to an ongoing investigation being conducted by the California Attorney General and an ongoing CPUC proceeding related to the increase in natural gas prices at the California-Arizona border in 2000-2001. The California Utilities have expended and continue to expend substantial amounts defending these lawsuits and in connection with related investigations and regulatory proceedings. If these matters are ultimately resolved unfavorably to the California Utilities, their results of operations and financial condition and those of Sempra Energy may be materially adversely affected.

These proceedings are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

SoCalGas' cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its utility operations.

SoCalGas' utility operations are its major source of liquidity.
SoCalGas' cash flows, ability to meet its obligations to creditors and its ability to pay dividends on its common stock are largely dependent upon the sufficiency of utility earnings and cash flows in excess of utility needs.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect SoCalGas' business, earnings and cash flows.

Like other major industrial facilities, SoCalGas' natural gas pipelines and storage facilities may be damaged by natural disasters, catastrophic accidents or acts of terrorism. Any such incidents could result in severe business disruptions, significant decreases in revenues or significant additional costs to the company, which could have a material adverse effect on SoCalGas' earnings and cash flows. Given the nature and location of these facilities, any such incidents also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or personal injuries, which could lead to significant claims against the company and its subsidiaries. Insurance coverage may become unavailable for certain of these risks and the insurance proceeds received for any loss of or damage to any of its facilities, or for any loss of or damage to natural resources or property or personal injuries caused by its operations, may be insufficient to cover the company's losses or liabilities without materially adversely affecting the company's financial condition, earnings and cash flows.

GOVERNMENT REGULATION

California Utility Regulation

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies. The CPUC also regulates the relationship of utilities with their holding companies and is currently conducting an investigation into this relationship. This investigation is discussed further in Note 9 of the notes to Consolidated Financial Statements herein.

United States Utility Regulation

The Federal Energy Regulatory Commission (FERC) regulates the interstate sale and transportation of natural gas, the uniform systems of accounts and rates of depreciation. Both the FERC and the CPUC are currently investigating prices charged to the California investor-owned utilities (IOUs) by various suppliers of natural gas and electricity. Further discussion is provided in Note 9 of the notes to Consolidated Financial Statements herein.

Local Regulation

SoCalGas has natural gas franchises with the 240 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas in streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. The range of expiration dates for the franchises with definite terms is 2005 to 2048. Most of the franchises do not have fixed terms and continue indefinitely.

Licenses and Permits

SoCalGas obtains numerous permits, authorizations and licenses in connection with the transmission and distribution of natural gas. They require periodic renewal, which results in continuing regulation by the granting agency.

Other regulatory matters are described in Note 9 of the notes to Consolidated Financial Statements herein.

NATURAL GAS UTILITY OPERATIONS

Resource Planning and Natural Gas Procurement and Transportation

SoCalGas is engaged in the purchase, sale, distribution, storage and transportation of natural gas. The company's resource planning, power procurement, contractual commitments and related regulatory matters are discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 9 and 10 of the notes to Consolidated Financial Statements herein.

Customers

For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of electric generation, wholesale, large commercial, industrial and enhanced oil recovery customers.

Most core customers purchase natural gas directly from SoCalGas. Core customers are permitted to aggregate their natural gas requirement and purchase directly from brokers or producers. SoCalGas continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of the core customers.

Natural Gas Procurement and Transportation

Most of the natural gas purchased and delivered by SoCalGas is produced outside of California, primarily in the southwestern U.S. and Canada. SoCalGas purchases natural gas under short-term and long-term contracts. Short-term purchases are primarily based on monthly spot-market prices.

To ensure the delivery of the natural gas supplies to the distribution system and to meet the seasonal and annual needs of customers, SoCalGas is committed to firm pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation entitlements. SoCalGas sells excess capacity, if any, on a short-term basis. Interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Pipeline Company, provide transportation services into SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. All of these contracts will have expired by 2007. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC.

According to "Btu's Daily Gas Wire", the annual average spot price of natural gas at the California/Arizona border was $5.53 per million British thermal unit (mmbtu) in 2004 ($6.35 in December 2004), compared with $5.10 per mmbtu in 2003 and $3.14 per mmbtu in 2002. Prices for natural gas increased toward the end of 2002, 2003 and in 2004. SoCalGas's weighted average cost (including transportation charges) per mmbtu of natural gas was $5.92 in 2004, $5.05 in 2003 and $3.03 in 2002.

With improved delivery capacity to California, SoCalGas expects adequate resources to be available at prices that generally will follow national natural gas pricing trends and volatility.

Natural Gas Storage

SoCalGas provides natural gas storage services for use by the core, noncore and off-system customers. Core customers are allocated a portion of SoCalGas' storage capacity. Remaining customers, including SDG&E, can bid and negotiate the desired amount of storage on a contract basis. The storage service program provides opportunities for customers to store natural gas, usually during the summer to reduce winter purchases when natural gas costs are generally higher. This allows customers to select the level of service they desire to assist them in managing their fuel procurement and transportation needs.

Demand for Natural Gas

SoCalGas faces competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. The demand for natural gas by electric generators is influenced by a number of factors. In the short-term, natural gas use by electric generators is impacted by the availability of alternative sources of generation. The availability of hydroelectricity is highly dependent on precipitation in the western United States. In addition, natural gas use is impacted by the performance of other generation sources in the western United States, including nuclear and coal, and other natural gas facilities outside the service area. Natural gas use is also impacted by changes in end-use electricity demand. For example, natural gas use generally increases during summer heat waves. Over the long-term, natural gas use will be greatly influenced by additional factors such as the location of new power plant construction. More generation capacity currently is being constructed outside Southern California than within the utility service area. This new generation will likely displace the output of older, less efficient local generation, reducing the use of natural gas for electric generation.

Effective March 31, 1998, electric industry restructuring provided out-of-state producers the option to purchase energy for California utility customers. As a result, natural gas demand for electric generation within Southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on SoCalGas' natural gas operations, future volumes of natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes divert electric generation from SoCalGas' service area.

Growth in the natural gas markets is largely dependent upon the health and expansion of the Southern California economy and prices of other energy products. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipelines and general economic conditions can result in significant shifts in demand and market price. SoCalGas added 75,000 new customer meters in 2004 and 72,000 in 2003, representing growth rates of 1.4 percent and 1.3 percent, respectively. SoCalGas expects that its growth rate for 2005 will approximate that for 2004.

In the interruptible industrial market, customers are capable of burning a fuel other than natural gas. Fuel oil is the most significant competing energy alternative. The company's ability to maintain its industrial market share is largely dependent on price. The relationship between natural gas supply and demand has the greatest impact on the price of the company's product. With the reduction of natural gas production from domestic sources, the cost of natural gas from non-domestic sources may play a greater role in the company's competitive position in the future. The price of oil depends upon a number of factors, including the relationship between world-wide supply and demand, and the policies of foreign and domestic governments.

The natural gas distribution business is seasonal in nature as variations in weather conditions generally result in greater revenues during the winter months when temperatures are colder. As is prevalent in the industry, the company injects natural gas into storage during the summer months (usually April through October) for withdrawal storage during the winter months (usually November through March) when customer demand is higher.

RATES AND REGULATION

Information concerning rates and regulations applicable to SoCalGas is provided in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and in Notes 1 and 9 of the notes to Consolidated Financial Statements herein.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the company are included in Note 10 of the notes to Consolidated Financial Statements herein. The following additional information should be read in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, allowing California's IOUs to recover their hazardous waste cleanup costs, including those related to Superfund sites or similar sites requiring cleanup. Recovery of 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses is permitted. In addition, the company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

During the early 1900s, SoCalGas and its predecessors manufactured gas from coal or oil. The manufactured-gas plants (MGPs) often have become contaminated with the hazardous residual by-products of the process. SoCalGas has identified 42 such sites at which it (together with other users as to 21 of these sites) may have cleanup obligations. At a minimum, preliminary investigations have been completed on 41 of the sites. As of December 31, 2004, 27 of these sites have been remediated, of which 22 have received certification from the California Environmental Protection Agency. At December 31, 2004, SoCalGas' estimated remaining investigation and remediation liability for the MGPs is $40.5 million.

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

SoCalGas has been named as a potentially responsible party (PRP) for one landfill site and one industrial waste disposal site, from which releases have occurred.

Remedial actions and negotiations with other PRPs and the United States Environmental Protection Agency have been in progress since 1993 for the Casmalia landfill site. The company's share of costs to remediate this site is estimated to be $1.3, of which $0.9 million has been spent.

In December 1999, SoCalGas was notified that it is a PRP at a waste treatment facility in Bakersfield, California. SoCalGas is working with other PRPs in order to remove from the site certain liquid wastes that threaten to be released. SoCalGas' share of total site cleanup costs is estimated at $0.7 million, of which $0.2 million has been spent.

At December 31, 2004, the company's estimated remaining investigation and remediation liability related to hazardous waste sites, including the MGPs, was $41.9 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

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

OTHER MATTERS

Research, Development and Demonstration (RD&D)

The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety and reduced operating costs. The CPUC has authorized SoCalGas to recover its operating costs associated with RD&D. SoCalGas' annual RD&D costs have averaged $8.2 million over the past three years.

Employees of Registrant

As of December 31, 2004, SoCalGas had 6,448 employees, compared to 6,570 at December 31, 2003.

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America (UWUA) or the International Chemical Workers' Union Council (ICWUC). The collective bargaining agreement for field, technical and most clerical employees at SoCalGas covering wages, hours, working conditions, medical and various benefit plans was in effect through December 31, 2004. SoCalGas has signed with UWUA and ICWUC, a new collective bargaining agreement that will be in effect from January 1, 2005 through September 30, 2008.

ITEM 2. PROPERTIES

Natural Gas Properties

At December 31, 2004, SoCalGas' natural gas facilities included 2,830 miles of transmission and storage pipeline, 47,307 miles of distribution pipeline and 45,954 miles of service piping. They also included 11 transmission compressor stations and 4 underground storage reservoirs, with a combined working capacity of 122 billion cubic feet.

Other Properties

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles through 2011. The lease has six separate five-year renewal options.

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

ITEM 6. SELECTED FINANCIAL DATA

 (Dollars in millions)                  At December 31, or for the years then ended
------------------------------------------------------------------------------------
                                       2004      2003      2002      2001      2000
                                      ------    ------    ------    ------    ------
Pacific Enterprises:
Income Statement Data:
 Operating revenues                  $ 3,997   $ 3,544   $ 2,858   $ 3,716   $ 2,854
 Operating income                    $   235   $   237   $   246   $   269   $   263
 Dividends on preferred stock        $     4   $     4   $     4   $     4   $     4
 Earnings applicable to
   common shares                     $   232   $   217   $   209   $   202   $   207

Balance Sheet Data:
 Total assets                        $ 5,953   $ 5,833   $ 5,883   $ 5,414   $ 5,957
 Long-term debt                      $   864   $   762   $   657   $   579   $   821
 Short-term debt *                   $    30   $   175   $   175   $   150   $   120
 Shareholders' equity                $ 1,814   $ 1,697   $ 1,684   $ 1,574   $ 1,526

SoCalGas:
Income Statement Data:
   Operating revenues                $ 3,997   $ 3,544   $ 2,858   $ 3,716   $ 2,854
   Operating income                  $   238   $   223   $   242   $   273   $   266
   Dividends on preferred stock      $     1   $     1   $     1   $     1   $     1
   Earnings applicable to
     common shares                   $   232   $   209   $   212   $   207   $   206
Balance Sheet Data:
   Total assets                      $ 5,502   $ 5,349   $ 5,403   $ 4,986   $ 5,329
   Long-term debt                    $   864   $   762   $   657   $   579   $   821
   Short-term debt *                 $    30   $   175   $   175   $   150   $   120
   Shareholders' equity              $ 1,407   $ 1,376   $ 1,340   $ 1,327   $ 1,309
------------------------------------------------------------------------------------
*Includes long-term debt due within one year.

Since Pacific Enterprises is a wholly owned subsidiary of Sempra Energy and SoCalGas is a wholly owned subsidiary of Pacific Enterprises, per share data is not provided.

This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements contained herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section of the 2004 Annual Report includes management's discussion and analysis of operating results from 2002 through 2004, and provides information about the capital resources, liquidity and financial performance of Pacific Enterprises (PE) and Southern California Gas Company (SoCalGas). SoCalGas, PE or the two together are referred to as "the company" herein, the distinction being indicated by the context. This section also focuses on the major factors expected to influence future operating results and discusses investment and financing activities and plans. It should be read in conjunction with the Consolidated Financial Statements included in this Annual Report.

PE is the holding company for SoCalGas, the nation's largest natural gas distribution utility. SoCalGas owns and operates a natural gas distribution, transmission and storage system supplying natural gas throughout approximately 20,000 square miles of service territory. Its service territory extends from San Luis Obispo on the north to the Mexican border in the south, excluding San Diego County, the City of Long Beach and the desert area of San Bernardino County. SoCalGas provides natural gas service to residential, commercial, industrial, utility electric generation and wholesale customers, through 5.5 million meters in a service area with a population of 19.5 million. SoCalGas and its sister utility, San Diego Gas & Electric (SDG&E), are collectively referred to herein as "the California Utilities."

RESULTS OF OPERATIONS

The following table shows net income for each of the last five years.

(Dollars in millions)
-----------------------------------------
                  PE       SoCalGas
              ----------  ----------
 2004            $ 236      $ 233
 2003            $ 221      $ 210
 2002            $ 213      $ 213
 2001            $ 206      $ 208
 2000            $ 211      $ 207

-----------------------------------------

To understand the operations and financial results of the company, it is important to understand the ratemaking procedures to which the company is subject.

SoCalGas is subject to various regulatory bodies and rules at national, state and local levels. The primary regulatory body is the California Public Utilities Commission (CPUC), which regulates utility rates and operations. The Federal Energy Regulatory Commission (FERC) regulates interstate transportation of natural gas and various related matters. Municipalities and other local authorities regulate the location of utility assets, including natural gas pipelines.

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. Further restructuring continues to be considered, as discussed in Note 9 of the notes to Consolidated Financial Statements.

Natural Gas Revenue and Cost of Natural Gas. Natural gas revenues increased to $4.0 billion in 2004 from $3.5 billion in 2003, and the cost of natural gas increased to $2.3 billion in 2004 from $1.8 billion in 2003. The increases were primarily attributable to natural gas cost increases, which are passed on to customers. For natural gas revenues, this increase was offset by $48 million of Gas Cost Incentive Mechanism
(GCIM) awards and $1 million of Performance-Based Regulation (PBR) awards recognized during 2003. Performance awards are discussed in Note

9 of the notes to Consolidated Financial Statements. SoCalGas' weighted average cost per million British thermal units (mmbtu) of natural gas was $5.92 in 2004, $5.05 in 2003 and $3.03 in 2002.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SoCalGas' GCIM allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. Further discussion is provided in Notes 1 and 9 of the notes to Consolidated Financial Statements.

Natural gas revenues increased to $3.5 billion in 2003 from $2.9 billion in 2002, and the cost of natural gas increased to $1.8 billion in 2003 from $1.2 billion in 2002. The change was primarily attributable to natural gas price increases, partially offset by reduced volumes. Revenues also increased due to the performance awards recognized during 2003.

The table below summarizes SoCalGas' natural gas volumes and revenues by customer class for the years ended December 31, 2004, 2003 and 2002.

NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Dollars in millions, volumes in billion cubic feet)

                              Natural Gas Sales    Transportation & Exchange       Total
---------------------------------------------------------------------------------------------
                              Volumes   Revenue      Volumes   Revenue      Volumes   Revenue
---------------------------------------------------------------------------------------------
2004:
  Residential                     254   $ 2,572            2     $   7          256   $ 2,579
  Commercial and industrial       108       871          273       195          381     1,066
  Electric generation plants       --        --          178        54          178        54
  Wholesale                        --        --          156        45          156        45
                              ---------------------------------------------------------------
                                  362   $ 3,443          609     $ 301          971     3,744
  Balancing accounts and other                                                            253
                                                                                     --------
    Total                                                                             $ 3,997
---------------------------------------------------------------------------------------------
2003:
  Residential                     241   $ 2,188            2     $   7          243   $ 2,195
  Commercial and industrial       106       741          273       184          379       925
  Electric generation plants       --        --          179        49          179        49
  Wholesale                        --        --          138        34          138        34
                              ---------------------------------------------------------------
                                  347   $ 2,929          592     $ 274          939     3,203
  Balancing accounts and other                                                            341
                                                                                     --------
    Total                                                                             $ 3,544
---------------------------------------------------------------------------------------------
2002:
  Residential                     256   $ 1,843            2     $   7          258   $ 1,850
  Commercial and industrial       100       537          289       168          389       705
  Electric generation plants       --        --          201        38          201        38
  Wholesale                        --        --          156        23          156        23
                              ---------------------------------------------------------------
                                  356   $ 2,380          648     $ 236        1,004     2,616
  Balancing accounts and other                                                            242
                                                                                     --------
    Total                                                                             $ 2,858
---------------------------------------------------------------------------------------------

Other Operating Expenses. Other operating expenses at SoCalGas were $950 million, $954 million and $872 million in 2004, 2003 and 2002, respectively. The decrease in 2004 was due primarily to the favorable resolution of regulatory issues offset by litigation costs. Additionally, operating expenses in 2003 include charges for litigation costs and for losses associated with a sublease of portions of the SoCalGas headquarters building. The increase in 2003 compared to 2002 was primarily the result of these charges, as well as higher labor and employee benefits costs. During 2002, the company recorded $13 million in litigation costs related to the California energy crisis.

Other Income. Other income and deductions consist primarily of interest income from short-term investments, interest income/expense from regulatory balancing accounts and allowance for equity funds used during construction. Excluding the impact of income taxes on non-operating income, other income at SoCalGas was $31 million, $40 million, and $10 million in 2004, 2003 and 2002, respectively. The decrease in 2004 was due to higher interest income in 2003 resulting from the favorable $30 million before-tax resolution of income-tax issues with the Internal Revenue Service (IRS), offset by the $15 million before-tax gain from the sale of partnership property in 2004. The increase in 2003 compared to 2002 was due to higher interest income as discussed above.

Income Taxes. Income tax expense at SoCalGas was $154 million, $150 million and $178 million in 2004, 2003 and 2002, respectively. The corresponding effective income tax rates were 39.8 percent, 41.7 percent and 45.5 percent. The decreases in 2003 compared to 2002 were due to the $12 million favorable resolution of income-tax issues in the fourth quarter of 2003. In addition, income before taxes in 2003 included $30 million in interest income arising from the income tax settlement, resulting in an offsetting $13 million income tax expense.

Net Income. SoCalGas recorded net income of $233 million, $210 million and $213 million in 2004, 2003 and 2002, respectively. The increase in 2004 was due to higher margins, the resolution of the 2004 cost of service proceedings, which favorably impacted net income by $34 million, and the $9 million after-tax gain on the sale of partnership property, offset by $24 million of litigation costs. Additionally, 2003 net income was affected by the $32 million after-tax charge for litigation costs and for losses associated with a long-term sublease of portions of its headquarters building, offset by the favorable resolution of income tax issues and by higher GCIM awards.

The decrease for 2003 compared to 2002 was due primarily to the litigation charges and sublease losses in 2003 and the end of sharing of merger savings (which favorably impacted earnings by $17 million for the year ended December 31, 2002), offset by the resolution of income tax issues and higher GCIM awards in 2003.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At December 31, 2004, the company had $34 million in unrestricted cash and $770 million in available unused, committed lines of credit, of which PE had $500 million for the sole purpose of providing loans to Sempra Global, another subsidiary of Sempra Energy, and SoCalGas had $270 million.

Management believes that these amounts and cash flows from operations and debt issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Forecasted capital expenditures for the next five years are discussed in "Future Capital Expenditures for Utility Plant". Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings. Rating agencies and others that evaluate a company's liquidity generally consider a company's capital expenditures and working capital requirements in comparison to cash from operations, available credit lines and other sources available to meet liquidity requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's consolidated operating activities totaled $544 million, $375 million and $521 million for 2004, 2003 and 2002, respectively. Net cash provided by SoCalGas' operating activities totaled $501 million, $385 million and $527 million for 2004, 2003 and 2002, respectively.

The increase in net cash provided by operating activities was due to changes in regulatory balancing accounts in 2004, offset by a higher increase in accounts receivable in 2004.

The decrease in 2003 compared to 2002 was primarily attributable to SoCalGas' decrease in overcollected regulatory balancing accounts in 2003 resulting from higher natural gas prices and lower usage and the refunding of customer deposits, offset by lower tax payments in 2003.

During 2004, the company contributed $42 million to other postretirement benefit plans but made no contribution to the pension plan.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's consolidated investing activities totaled $293 million, $216 million and $508 million for 2004, 2003 and 2002, respectively. Net cash used in SoCalGas' investing activities totaled $253 million, $279 million and $417 million for 2004, 2003 and 2002, respectively. The increase in cash used in investing activities was due to lower affiliate loan repayments received in 2004. For SoCalGas, the decrease in cash used in investing activities was due to higher repayments received from Sempra Energy in 2004.

PE's decrease in 2003 compared to 2002 was primarily due to the $97 million repayment from Sempra Energy in 2003 compared to $177 million of advances to Sempra Energy in 2002. For SoCalGas, the change in 2003 compared to 2002 was the same as PE except that SoCalGas received $34 million of the $97 million repayment in 2003 and made $86 million of the $177 million in advances to Sempra Energy in 2002. Advances to Sempra Energy are payable on demand.

Future Capital Expenditures for Utility Plant

Significant capital expenditures in 2005 are expected to include $350 million for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and debt issuances.

Over the next five years, the company expects to make capital expenditures of $1.8 billion, including $350 million in each of the next five years.

Construction programs are periodically reviewed and revised by the company in response to changes in economic conditions, competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's consolidated financing activities totaled $249 million, $149 million and $4 million for 2004, 2003 and 2002, respectively. Net cash used in SoCalGas' financing activities totaled $246 million, $96 million and $101 million for 2004, 2003 and 2002, respectively.

The cash used in financing activities for 2004 increased due to lower issuances of long-term debt, offset by lower payments on long-term debt. The increase in PE's cash used in financing activities in 2003 was attributable to higher repayments on long-term debt and an increase of $150 million in dividends paid to Sempra Energy in 2003, offset by an increase in the issuances of long-term debt. The change in SoCalGas' net cash used in financing activities is the same as PE, except for dividends paid to PE, which are unchanged from 2002 to 2003.

Long-Term and Short-Term Debt

In December 2004, SoCalGas issued $100 million of floating-rate first mortgage bonds maturing in December 2009. The interest rate is based on the 3-month LIBOR rate plus 0.17%.

Repayments on long-term debt in 2004 included $175 million of SoCalGas' first mortgage bonds.

In 2003, SoCalGas issued $500 million of first mortgage bonds.

Repayments on long-term debt in 2003 included $325 million of SoCalGas' first mortgage bonds. In addition, $70 million of SoCalGas' $75 million medium-term notes were put back to the company.

In October 2002, SoCalGas publicly offered and sold $250 million of 4.80% first mortgage bonds, maturing in October 2012.

Repayments on long-term debt in 2002 included $100 million of first mortgage bonds.

In May 2004, the California Utilities obtained a combined $500 million three-year syndicated revolving credit facility to replace their expiring 364-day facility of a like amount. No amounts were outstanding under this facility at December 31, 2004. SoCalGas had $30 million of commercial paper outstanding at December 31, 2004.

In September 2004, PE extended the termination date of its revolving credit agreement to September 30, 2005 and increased the revolving credit commitment from $250 million to $500 million. No amounts were outstanding under this facility at December 31, 2004.

Notes 2 and 3 of the notes to Consolidated Financial Statements provide further discussion of debt activity and lines of credit.

Dividends

Common dividends paid to Sempra Energy were $200 million in 2004, compared to $250 million in 2003 and $100 million in 2002. Dividends paid by SoCalGas to PE amounted to $200 million in each of 2004, 2003 and 2002.

The payment and amount of future dividends are within the discretion of the companies' boards of directors. The CPUC's regulation of SoCalGas' capital structure limits the amounts that are available for loans and dividends to Sempra Energy from SoCalGas. At December 31, 2004, the company could have provided a total (combined loans and dividends) of $200 million to Sempra Energy.

Capitalization

Total capitalization, including short-term debt and the current portion of long-term debt, at December 31, 2004 was $2.7 billion, of which $2.3 billion applied to SoCalGas. The debt-to-capitalization ratios were 33 percent and 39 percent at December 31, 2004 for PE and SoCalGas, respectively.

Commitments

The following is a summary of the company's principal contractual commitments at December 31, 2004. Liabilities related to fixed-price contracts and other derivatives are excluded as they are primarily offset against regulatory assets and will be recovered from customers through the ratemaking process. Additional information concerning commitments is provided above and in Notes 3, 5 and 10 of the notes to Consolidated Financial Statements.

                                          2006      2008
                                           and       and
(Dollars in millions)          2005       2007      2009    Thereafter    Total
-------------------------------------------------------------------------------
SOCALGAS
Short-term debt              $   30     $   --    $   --      $   --     $   30
Long-term debt                   --          8       100         756        864
Interest on debt (1)             37         74        74         160        345
Natural gas contracts           921        128         5          --      1,054
Operating leases                 43         89        92          91        315
Environmental commitments        14         28        --          --         42
Pension and postretirement
  benefit obligations (2)       136        295       326         939      1,696
Asset retirement obligations      1          3         1           4          9
                            ---------------------------------------------------
     Total                    1,182        625       598       1,950      4,355
PE - operating leases            13         26        28           7         74
                            ---------------------------------------------------
Total PE consolidated        $1,195     $  651    $  626      $1,957     $4,429
-------------------------------------------------------------------------------
(1) Based on rates in effect at December 31, 2004.
(2) Amounts are before reduction for the Medicare Part D subsidy and only include expected payments for the next 10 years.

Credit Ratings

Credit ratings of the company remained at investment grade levels in 2004. As of January 31, 2005, company credit ratings were as follows:

                           Standard    Moody's Investor
                           & Poor's     Services, Inc.   Fitch
----------------------------------------------------------------
SOCALGAS
Secured debt                   A+            A1            AA
Unsecured debt                 A-            A2           AA-
Preferred stock              BBB+          Baa1            A+
Commercial paper              A-1           P-1           F1+
                            ------------------------------------
PE - preferred stock         BBB+             -             A
----------------------------------------------------------------

As of January 31, 2005, SoCalGas has a stable outlook rating from all three credit rating agencies.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in Note 9 of the notes to Consolidated Financial Statements.

Market Risk

Market risk is the risk of erosion of the company's cash flows, net income, asset values and equity due to adverse changes in prices for various commodities, and in interest rates.

Sempra Energy has adopted corporate-wide policies governing its market risk management activities. Assisted by Sempra Energy's Energy Risk

Management Group (ERMG), Sempra Energy's Energy Risk Management Oversight Committee (ERMOC), consisting of senior officers, oversees company-wide energy risk management activities and monitors the results of activities to ensure compliance with the company's stated energy risk management policies. Utility management receives daily information on positions and the ERMG receives information detailing positions creating market and credit risk for the company, consistent with affiliate rules. The ERMG independently measures and reports the market and credit risk associated with these positions. In addition, the ERMOC monitors energy price risk management activities independently from the groups responsible for creating or actively managing these risks.

Along with other tools, the company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence interval. The company has adopted the variance/covariance methodology in its calculation of VaR, and uses both the 95-percent and 99-percent confidence intervals. VaR is calculated independently by the ERMG for the company. Historical volatilities and correlations between instruments and positions are used in the calculation. As of December 31, 2004, the total VaR of the company's natural gas positions was not material.

The company uses energy and natural gas derivatives to manage natural gas price risk associated with servicing its load requirements. The use of derivative financial instruments is subject to certain limitations imposed by company policy and regulatory requirements.

Revenue recognition is discussed in Note 1 and the additional market risk information regarding derivative instruments is discussed in Note 7 of the notes to Consolidated Financial Statements.

The following discussion of the company's primary market risk exposures as of December 31, 2004 includes a discussion of how these exposures are managed.

Commodity Price Risk

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

The company's market risk exposure is limited due to CPUC-authorized rate recovery of natural gas purchase, sale, intrastate transportation and storage activity. However, the company may, at times, be exposed to market risk as a result of SoCalGas' GCIM, which is discussed in Note 9 of the notes to Consolidated Financial Statements. If commodity prices were to rise too rapidly, it is likely that volumes would decline. This would increase the per-unit fixed costs, which could lead to further volume declines. The company manages its risk within the parameters of the company's market risk management framework. As of December 31, 2004, the company's exposure to market risk was not material.

Interest Rate Risk

The company is exposed to fluctuations in interest rates primarily as a result of its long-term debt. The company historically has funded operations through long-term debt issues with fixed interest rates and these interest rates are recovered in utility rates. Some recent debt offerings have used a combination of fixed-rate and floating-rate debt. Subject to regulatory constraints, interest-rate swaps may be used to adjust interest-rate exposures.

At December 31, 2004, the company had $613 million of fixed-rate debt and $252 million of variable-rate debt. Interest on fixed-rate utility debt is fully recovered in rates on a historical cost basis and interest on variable-rate debt is provided for in rates on a forecasted basis. At December 31, 2004, SoCalGas' fixed-rate debt had a one-year VaR of $76 million and its variable-rate debt had a one-year VaR of $11 million.

At December 31, 2004, the notional amount of interest-rate swap transactions totaled $150 million. Note 3 of the notes to Consolidated Financial Statements provides further information regarding interest rate swap transactions.

In addition, the company is ultimately subject to the effect of interest-rate fluctuation on the assets of its pension plan and other postretirement plans.

Credit Risk

Credit risk is the risk of loss that would be incurred as a result of nonperformance by counterparties of their contractual obligations. As with market risk, the company has adopted corporate-wide policies governing the management of credit risk. Credit risk management is performed by the ERMG and the company's credit department and overseen by the ERMOC. Using rigorous models, the ERMG and the company calculate current and potential credit risk to counterparties on a daily basis and monitor actual balances in comparison to approved limits. The company avoids concentration of counterparties whenever possible, and management believes its credit policies associated with counterparties significantly reduce overall credit risk. These policies include an evaluation of prospective counterparties' financial condition (including credit ratings), collateral requirements under certain circumstances, the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty and other security such as lock-box liens and downgrade triggers.

The company monitors credit risk through a credit approval process and the assignment and monitoring of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.

The company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. The company would be exposed to interest-rate fluctuations on the underlying debt should counterparties to the agreement not perform. Additional information regarding the company's use of interest-rate swap agreements is provided under "Interest Rate Risk".

CRITICAL ACCOUNTING POLICIES AND KEY NON-CASH PERFORMANCE INDICATORS

Certain accounting policies are viewed by management as critical because their application is the most relevant, judgmental and/or material to the company's financial position and results of operations, and/or because they require the use of material judgments and estimates.

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements. The most critical policies, all of which are mandatory under generally accepted accounting principles and the regulations of the Securities and Exchange Commission, are the following:

Statement of Financial Accounting Standards (SFAS) 5, "Accounting for Contingencies," establishes the amounts and timing of when the company provides for contingent losses. Details of the company's issues in this area are discussed in Note 10 of the notes to Consolidated Financial Statements.

SFAS 71, "Accounting for the Effects of Certain Types of
Regulation," has a significant effect on the way the California
Utilities record assets and liabilities, and the related revenues and expenses that would not be recorded absent the principles contained in SFAS 71.

SFAS 109, "Accounting for Income Taxes," governs the way the company provides for income taxes. Details of the company's issues in this area are discussed in Note 4 of the notes to Consolidated Financial Statements.

SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," give companies the choice of recognizing a cost at the time of issuance of stock options or merely disclosing what that cost would have been and not recognizing it in its financial statements. Sempra Energy has elected the disclosure option for all options that are so eligible. The effect of this is discussed in Note 1 of the notes to Consolidated Financial Statements.

SFAS 123R, "Share-Based Payment" requires public companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the awards and gives companies three methods to do so. This statement is effective for Sempra Energy on July 1, 2005. Further discussion is provided in Note 1 of the notes to Consolidated Financial Statements.

SFAS 133, "Accounting for Derivative Instruments and Hedging
Activities," SFAS 138 "Accounting for Certain Derivative
Instruments and Certain Hedging Activities" and SFAS 149

"Amendment of Statement 133 on Derivative Instruments and Hedging
Activities," have a significant effect on the balance sheets of the company but have no significant effect on its income statements because of the principles contained in SFAS 71.

In connection with the application of these and other accounting policies, the company makes estimates and judgments about various matters. The most significant of these involve:

   The calculation of fair or realizable values.

   The collectibility of receivables, regulatory assets, deferred tax assets and other assets.

   The resolution of various income-tax issues between the company and the various taxing authorities.

   The various assumptions used in actuarial calculations for pension and other postretirement benefit plans.

   The probable costs to be incurred in the resolution of litigation.

Differences between estimates and actual amounts have had significant impacts in the past and are likely to have significant impacts in the future.

As discussed elsewhere herein, the company uses exchange quotations or other third-party pricing to estimate fair values. The assumed collectibility of receivables considers the aging of the receivables, the creditworthiness of customers and the enforceability of contracts, where applicable. The assumed collectibility of regulatory assets considers legal and regulatory decisions involving the specific items or similar items. The assumed collectibility of other assets considers the nature of the item, the enforceability of contracts where applicable, the creditworthiness of the other parties and other factors. The anticipated resolution of income-tax issues considers past resolution of the same or similar issue, the status of any income-tax examination in progress and positions taken by taxing authorities with other taxpayers with similar issues. Actuarial assumptions are based on the advice of the company's independent actuaries. The likelihood of deferred tax recovery is based on analyses of the deferred tax assets and the company's expectation of future financial and/or taxable income, based on its strategic planning.

Choices among alternative accounting policies that are material to the company's financial statements and information concerning significant estimates have been discussed with the audit committee of the board of directors.

Key non-cash performance indicators for the company include numbers of customers and quantities of natural gas sold. The information is provided in "Introduction" and "Results of Operations."

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had a significant effect on the company's financial statements are SFAS 132 (revised 2003) and 143. They are described in Note 1 of the notes to Consolidated Financial Statements. Pronouncements of particular importance to the company's financial statements are described below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pacific Enterprises:

We have audited the accompanying consolidated balance sheets of Pacific Enterprises and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/S/ DELOITTE & TOUCHE LLP


San Diego, California
February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pacific Enterprises:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Pacific Enterprises and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 22, 2005 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
February 22, 2005

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                         Years ended December 31,
                                                         2004      2003      2002
                                                       -------   -------   -------
Operating revenues                                     $ 3,997   $ 3,544   $ 2,858
                                                       -------   -------   -------
Operating expenses
  Cost of natural gas                                    2,283     1,830     1,192
  Other operating expenses                                 953       950       879
  Depreciation                                             255       289       276
  Income taxes                                             157       132       172
  Franchise fees and other taxes                           114       106        93
                                                       -------   -------   -------
    Total operating expenses                             3,762     3,307     2,612
                                                       -------   -------   -------
Operating income                                           235       237       246
                                                       -------   -------   -------
Other income and (deductions)
  Interest income                                           17        38        11
  Regulatory interest - net                                  9         3        (4)
  Allowance for equity funds used during
    construction                                             5         9        10
  Income taxes on non-operating income                       2        (8)        2
  Preferred dividends of subsidiaries                       (1)       (1)       (1)
  Gain on sale of partnership assets                        15        --        --
  Other - net                                               --        (6)        9
                                                       -------   -------   -------
    Total                                                   47        35        27
                                                       -------   -------   -------
Interest charges
  Long-term debt                                            35        41        40
  Other                                                     12        13        23
  Allowance for borrowed funds used during
    construction                                            (1)       (3)       (3)
                                                       -------   -------   -------
    Total                                                   46        51        60
                                                       -------   -------   -------
Net income                                                 236       221       213
Preferred dividend requirements                              4         4         4
                                                       -------   -------   -------
Earnings applicable to common shares                   $   232   $   217   $   209
                                                       =======   =======   =======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                  December 31,     December 31,
                                                      2004             2003
                                                 -------------    -------------
ASSETS
Utility plant - at original cost                    $ 7,254           $ 7,007
Accumulated depreciation                             (2,863)           (2,739)
                                                    -------           -------
    Utility plant - net                               4,391             4,268
                                                    -------           -------
Current assets:
  Cash and cash equivalents                              34                32
  Accounts receivable - trade                           673               509
  Accounts receivable - other                            14                36
  Interest receivable                                    32                30
  Due from unconsolidated affiliates                      7                76
  Income taxes receivable                                31                48
  Deferred income taxes                                   9                --
  Regulatory assets arising from fixed-price
    contracts and other derivatives                      97                85
  Other regulatory assets                                26                 8
  Inventories                                            72                74
  Other                                                  10                12
                                                    -------           -------
    Total current assets                              1,005               910
                                                    -------           -------
Other assets:
  Due from unconsolidated affiliates                    396               356
  Regulatory assets arising from fixed-price
    contracts and other derivatives                      52               148
  Sundry                                                109               151
                                                    -------           -------
    Total other assets                                  557               655
                                                    -------           -------
Total assets                                        $ 5,953           $ 5,833
                                                    =======           =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                 December 31,      December 31,
                                                     2004              2003
                                                 -------------     ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (600 million shares authorized;
    84 million shares outstanding)                  $ 1,453           $ 1,367
  Retained earnings                                     285               253
  Accumulated other comprehensive income (loss)          (4)               (3)
                                                    -------           -------
    Total common equity                               1,734             1,617
  Preferred stock                                        80                80
                                                    -------           -------
    Total shareholders' equity                        1,814             1,697
  Long-term debt                                        864               762
                                                    -------           -------
    Total capitalization                              2,678             2,459
                                                    -------           -------
Current liabilities:
  Short-term debt                                        30                --
  Accounts payable - trade                              314               227
  Accounts payable - other                               65                44
  Due to unconsolidated affiliates                      127               121
  Interest payable                                       10                18
  Deferred income taxes                                  --                24
  Regulatory balancing accounts - net                   178                86
  Fixed-price contracts and other derivatives            97                86
  Customer deposits                                      49                43
  Current portion of long-term debt                      --               175
  Other                                                 259               262
                                                    -------           -------
    Total current liabilities                         1,129             1,086
                                                    -------           -------

Deferred credits and other liabilities:
  Customer advances for construction                     55                40
  Postretirement benefits other than pensions            64                72
  Deferred income taxes                                 123               121
  Deferred investment tax credits                        41                44
  Regulatory liabilities arising from cost of
    removal obligations                               1,446             1,392
  Other regulatory liabilities                           67               109
  Fixed-price contracts and other derivatives            52               148
  Preferred stock of subsidiary                          20                20
  Deferred credits and other                            278               342
                                                    -------           -------
    Total deferred credits and other liabilities      2,146             2,288
                                                    -------           -------
Commitments and contingencies (Note 10)

Total liabilities and shareholders' equity          $ 5,953           $ 5,833
                                                    =======           =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                     Years ended December 31,
                                                     2004      2003      2002
                                                   -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   236   $   221   $   213
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                       255       289       276
    Deferred income taxes and investment
      tax credits                                      (15)       38        38
    Gain on sale of partnership assets                 (15)       --        --
  Changes in other assets                                3        (3)       16
  Changes in other liabilities                         (46)      (46)       --
  Changes in working capital components:
    Accounts receivable                               (145)      (44)      (67)
    Interest receivable                                 (1)      (30)       --
    Fixed-price contracts and other derivatives         (2)       (2)        6
    Inventories                                          2         2       (34)
    Other current assets                                 1        10        (4)
    Accounts payable                                   107        35        (4)
    Income taxes                                        61        38       (69)
    Due to/from affiliates - net                        34        37        12
    Regulatory balancing accounts                       93       (99)       80
    Regulatory assets and liabilities                  (23)      (24)        1
    Customer deposits                                    6       (64)       66
    Other current liabilities                           (7)       17        (9)
                                                   -------   -------   -------
      Net cash provided by operating activities        544       375       521
                                                   -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment      (311)     (318)     (331)
  Affiliate loans                                       11        97      (177)
  Net proceeds from sale of assets                       7         5        --
                                                   -------   -------   -------
      Net cash used in investing activities           (293)     (216)     (508)
                                                   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                               (200)     (250)     (100)
  Preferred dividends paid                              (4)       (4)       (4)
  Issuance of long-term debt                           100       500       250
  Payments on long-term debt                          (175)     (395)     (100)
  Increase (decrease) in short-term debt                30        --       (50)
                                                   -------   -------   -------
      Net cash used in financing activities           (249)     (149)       (4)
                                                   -------   -------   -------
Increase in cash and cash equivalents                    2        10         9
Cash and cash equivalents, January 1                    32        22        13
                                                   -------   -------   -------
Cash and cash equivalents, December 31             $    34   $    32   $    22
                                                   =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized    $    49   $    54   $    50
                                                   =======   =======   =======
  Income tax payments, net of refunds              $   111   $    99   $   200
                                                   =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy            $    --   $    48   $    --
    Liabilities assumed                                 --       (17)       --
                                                   -------   -------   -------
      Net assets contributed by Sempra Energy      $    --   $    31   $    --
                                                   =======   =======   =======
See notes to Consolidated Financial Statements.


     PACIFIC ENTERPRISES AND SUBSIDIARIES
     STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
     Years ended December 31, 2004, 2003 and 2002
     (Dollars in millions)


                                                                                                  Accumulated
                                                                                                  Other          Total
                                        Comprehensive    Preferred     Common       Retained      Comprehensive Shareholders'
                                        Income           Stock         Stock        Earnings      Income(Loss)   Equity
      -----------------------------------------------------------------------------------------------------------------------
      Balance at December 31, 2001                        $ 80        $ 1,317         $ 177         $ --        $ 1,574
      Net income/comprehensive income         $ 213                                     213                         213
                                              =====
      Preferred stock dividends declared                                                 (4)                         (4)
      Common stock dividends declared                                                  (100)                       (100)
      Capital contribution                                                  1                                         1
      -----------------------------------------------------------------------------------------------------------------------
      Balance at December 31, 2002                          80          1,318           286           --          1,684
      Net income                              $ 221                                     221                         221
      Other comprehensive income
        adjustment - pension                     (3)                                                  (3)            (3)
                                              -----
      Comprehensive income                    $ 218
                                              =====
      Quasi-reorganization adjustment
        (Note 1)                                                           18                                        18
      Preferred stock dividends declared                                                 (4)                         (4)
      Common stock dividends declared                                                  (250)                       (250)
      Capital contribution                                                 31                                        31
      -----------------------------------------------------------------------------------------------------------------------
      Balance at December 31, 2003                          80          1,367           253           (3)         1,697
      Net income                              $ 236                                     236                         236
      Other comprehensive income
        adjustment - pension                     (1)                                                  (1)            (1)
                                              -----
      Comprehensive income                    $ 235
                                              =====
      Quasi-reorganization adjustment
        (Note 1)                                                           86                                        86
      Preferred stock dividends declared                                                 (4)                         (4)
      Common stock dividends declared                                                  (200)                       (200)
      -----------------------------------------------------------------------------------------------------------------------
      Balance at December 31, 2004                        $ 80        $ 1,453         $ 285         $ (4)       $ 1,814
      =======================================================================================================================

      See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Pacific Enterprises (PE or the company) and its subsidiary, Southern California Gas Company (SoCalGas or the company). The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations. All material intercompany accounts and transactions have been eliminated.

As a subsidiary of Sempra Energy, the company receives certain services therefrom, for which it is charged its allocable share of the cost of such services. Management believes that cost is reasonable, but probably less than if the company had to provide those services itself.

Quasi-Reorganization

In 1993, PE effected a quasi-reorganization for financial reporting purposes as of December 31, 1992. Certain of the liabilities established in connection with the quasi-reorganization were favorably resolved in 2003 and 2004, resulting in adjustments to common stock in these years. The remaining liabilities will be resolved in future years and management believes the provisions established for these matters are adequate.

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

Regulatory Matters

Effects of Regulation

The accounting policies of the company conform with generally accepted accounting principles for regulated enterprises and reflect the policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). SoCalGas and its affiliate, San Diego Gas & Electric (SDG&E), are collectively referred to herein as "the California Utilities."

The company prepares its financial statements in accordance with the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation, under which a regulated utility records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. To the extent that recovery is no longer probable as a result of changes in regulation or the utility's competitive position, the related regulatory assets would be written off. In addition, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that a loss be recognized whenever a regulator excludes all or part of utility plant or regulatory assets from ratebase. Regulatory liabilities represent reductions in future rates for amounts due to customers. Information concerning regulatory assets and liabilities is provided below in "Revenues," "Regulatory Balancing Accounts" and "Regulatory Assets and Liabilities."

Regulatory Balancing Accounts

The amounts included in regulatory balancing accounts at December 31, 2004, represent net payables (payables net of receivables) that are returned by reducing future rates.

Except for certain costs subject to balancing account treatment, fluctuations in most operating and maintenance accounts affect utility earnings. Balancing accounts provide a mechanism for charging utility customers the amount actually incurred for certain costs, primarily commodity costs. The CPUC has also approved balancing account treatment for variances between forecast and actual for SoCalGas' commodity costs and volumes, eliminating the impact on earnings from any throughput and revenue variances from adopted forecast levels. Additional information on regulatory matters is included in Note 9.

Regulatory Assets and Liabilities

In accordance with the accounting principles of SFAS 71, the company records regulatory assets and regulatory liabilities as discussed above.

Regulatory assets (liabilities) as of December 31 relate to the following matters:

(Dollars in millions)                              2004         2003
---------------------------------------------------------------------
SoCalGas
---------
Fixed-price contracts and other derivatives     $   148      $   233
Environmental remediation                            42           44
Unamortized loss on retirement of debt, net          44           45
Cost of removal obligation**                     (1,446)      (1,392)
Deferred taxes refundable in rates                 (199)        (194)
Employee benefit costs                               65          (77)
Other                                                 7            9
                                                ---------------------
  Total                                          (1,339)      (1,332)

PE - Employee benefit costs (transferred to
 SoCalGas in 2004)                                   --           72
                                                ---------------------
  Total PE consolidated                         $(1,339)     $(1,260)
---------------------------------------------------------------------

** This is related to SFAS 143, Accounting for Asset Retirement
Obligations, which is discussed below in "New Accounting Standards."

Net regulatory assets (liabilities) are recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)                              2004         2003
---------------------------------------------------------------------
SoCalGas
--------
Current regulatory assets                       $   123      $    93
Noncurrent regulatory assets                         52          148
Current regulatory liabilities*                      (1)          --
Noncurrent regulatory liabilities                (1,513)      (1,573)
                                                ---------------------
   Total                                         (1,339)      (1,332)

PE - Noncurrent regulatory liabilities               --           72
                                                ---------------------
   Total PE consolidated                        $(1,339)     $(1,260)
---------------------------------------------------------------------

* Included in Other Current Liabilities.

All of these assets either earn a return, generally at short-term rates, or the cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase.

Collection Allowances

The allowance for doubtful accounts was $5 million, $4 million and $4 million at December 31, 2004, 2003 and 2002, respectively. The company recorded a provision (reduction thereof) for doubtful accounts of $9 million, $3 million and $(5) million in 2004, 2003 and 2002, respectively.

Inventories

At December 31, 2004, inventory shown on the Consolidated Balance Sheets included natural gas of $61 million and materials and supplies of $11 million. The corresponding balances at December 31, 2003 were $63 million and $11 million, respectively. Natural gas is valued by the last-in first-out (LIFO) method. When the inventory is consumed, differences between the LIFO valuation and replacement cost are reflected in customer rates. Materials and supplies at SoCalGas are generally valued at the lower of average cost or market.

Income Taxes

Income tax expense includes current and deferred income taxes from operations during the year. In accordance with SFAS 109, Accounting for Income Taxes, the company records deferred income taxes for temporary differences between the book and tax bases of assets and liabilities. Investment tax credits from prior years are being amortized to income over the estimated service lives of the properties. Other credits are recognized in income as earned. The company follows certain provisions of SFAS 109 that permit regulated enterprises to recognize deferred taxes as regulatory assets or liabilities if it is probable that such amounts will be recovered from, or returned to, customers.

Property, Plant and Equipment

Utility plant primarily represents the buildings, equipment and other facilities used by SoCalGas to provide natural gas services.

The cost of plant includes labor, materials, contract services and certain expenditures, including refurbishments, replacement of major component parts and labor and overheads incurred to install the parts, incurred during a major maintenance outage of a generating plant. Maintenance costs are expensed as incurred. In addition, the cost of plant includes an allowance for funds used during construction (AFUDC). The cost of most retired depreciable utility plant minus salvage value is charged to accumulated depreciation.

Accumulated depreciation for natural gas utility plant at SoCalGas was $2.9 billion and $2.7 billion at December 31, 2004 and 2003, respectively. A discussion of SFAS 143 is provided below under "New Accounting Standards." Depreciation expense is based on the straight-line method over the useful lives of the assets, an average of 23 years in each of 2004, 2003 and 2002, or a shorter period prescribed by the CPUC. The provision for depreciation as a percentage of average depreciable utility plant was 3.68, 4.36 and 4.34 in 2004, 2003 and 2002, respectively. Note 9 includes a discussion of industry restructuring, which affected recorded depreciation.

AFUDC, which represents the cost of debt and equity funds used to finance the construction of utility plant, is added to the cost of utility plant. Although it is not a current source of cash, AFUDC increases income and is recorded partly as an offset to interest charges and partly as a component of Other Income and Deductions in the Statements of Consolidated Income. AFUDC amounted to $6 million, $12 million and $13 million for 2004, 2003 and 2002, respectively.

Legal Fees

Legal fees that are associated with a past event and not expected to be recovered in the future are accrued when it is probable that they will be incurred.

Comprehensive Income

Comprehensive income includes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events, including foreign-currency translation adjustments minimum pension liability adjustments, and certain hedging activities. The components of Other Comprehensive Income, which consists of all these changes other than net income as shown on the Statement of Consolidated Income, are shown in the Statements of Consolidated Changes in Shareholders' Equity. At December 31, 2004, Accumulated Other Comprehensive Income consisted entirely of minimum pension liability adjustments, net of income tax.

Revenues

Revenues of SoCalGas are primarily derived from deliveries of natural gas to customers and changes in related regulatory balancing accounts. Revenues from natural gas sales and services are generally recorded under the accrual method and recognized upon delivery. Natural gas storage contract revenues are accrued on a monthly basis and reflect reservation, storage and injection charges in accordance with negotiated agreements, which have terms of up to three years. Operating revenue includes amounts for services rendered but unbilled (approximately one-half month's deliveries) at the end of each year.

Additional information concerning utility revenue recognition is discussed above under "Regulatory Matters."

Transactions with Affiliates

On a daily basis, SoCalGas and SDG&E share numerous functions with each other and they also receive various services from and provide various services to Sempra Energy.

At December 31, 2004, PE has intercompany receivables from Sempra Energy and other affiliates of $4 million and $3 million, respectively. The corresponding amounts at December 31, 2003 were $73 million and $3 million, respectively. Of the total balances, $22 million was recorded at SoCalGas at December 31, 2003 but no balance was recorded at SoCalGas at December 31, 2004. Such amounts are included in current assets as Due from Unconsolidated Affiliates. PE has a promissory note due from Sempra Energy which bears a variable interest rate based on short-term commercial paper rates. The balances of the note were $394 million and $354 million at December 31, 2004 and 2003, respectively, and are included in noncurrent assets as Due from Unconsolidated Affiliates. PE also had $2 million due from other affiliates at both December 31, 2004 and 2003.

In addition, PE had intercompany payables due to various affiliates of $127 million and $121 million at December 31, 2004 and 2003, respectively, which are reported as a current liability. These balances are due on demand. Of the total balances, $55 million was recorded at SoCalGas at both December 31, 2004 and 2003.

New Accounting Standards

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R): In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS
123), which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services received. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and gives companies three alternative transition methods. The modified prospective method requires companies to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the company had originally estimated for purposes of preparing its SFAS 123 pro forma disclosures. For all new awards that are granted or modified after the effective date, a company would use SFAS 123R's measurement model. The second alternative is a variation of the modified prospective method, allowing companies to restate earlier interim periods in the year that SFAS 123R is adopted using applicable SFAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method, but also restate their prior financial statements to include the amounts that were previously reported in their pro forma disclosures under the original provisions of SFAS 123. The company has not determined the transition method it will use. The effective date of this statement is July 1, 2005 for Sempra Energy.

SFAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits": This statement revised employers' disclosures about pension plans and other postretirement benefit plans. It requires disclosures beyond those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. It does not change the measurement or recognition of those plans. Note 5 provides additional information on employee benefit plans.

SFAS 143, "Accounting for Asset Retirement Obligations": Beginning in 2003, SFAS 143 requires entities to record liabilities for future costs expected to be incurred when assets are retired from service, if the retirement process is legally required. It requires recording of the estimated retirement cost over the life of the related asset by depreciating the present value of the obligation (measured at the time of the asset's acquisition) and by accreting the present value of the estimated future obligation over the asset's estimated useful life. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of asset retirement obligations of $10 million associated with the future retirement of three storage facilities. It also requires the reclassification of estimated removal costs, which had historically been recorded in accumulated depreciation, to a regulatory liability. At both December 31, 2004 and 2003, these costs were $1.4 billion. Implementation of SFAS 143 has had no effect on results of operations and is not expected to have a significant effect in the future.

The changes in the asset retirement obligations for the years ended December 31, 2004 and 2003 are as follows (dollars in millions):

                                                  2004       2003
------------------------------------------------------------------
Balance as of January 1                          $  11*     $  --
Adoption of SFAS 143                                --         10
Accretion expense                                    1          1
Revision of estimated cash flows                    (3)        --
                                                 ------     ------
Balance as of December 31                        $   9*     $  11*
------------------------------------------------------------------

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

In June 2004, the FASB issued a proposed interpretation, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. The interpretation would clarify that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS 143. Accordingly, the interpretation would require an entity to recognize a liability for a conditional asset retirement obligation if the liability's fair value can be reasonably estimated. A final interpretation is expected to be issued by the FASB in the first quarter of 2005 and would be effective for the company on December 31, 2005. The company has not determined the effect the proposed interpretation would have on its financial statements if the proposed interpretation is adopted.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": Effective July 1, 2003, SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Under SFAS 149, natural gas forward contracts that are subject to unplanned netting generally do not qualify for the normal purchases and normal sales exception. ("Unplanned netting" refers to situations whereby contracts are settled by paying or receiving money for the difference between the contract price and the market price at the date on which physical delivery would have occurred. The "normal purchases and normal sales exception" provides for not marking to market contracts that are very rarely settled by means other than physical delivery of the commodity involved in the transaction.) In addition, effective January 1, 2004, power contracts that are subject to unplanned netting and that do not meet the normal purchases and normal sales exception under SFAS 149 will continue to be marked to market. Implementation of SFAS 149 did not have a material impact on reported net income.

SFAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4":
This statement amends the guidance in Accounting Research Bulletin
(ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of "abnormal". The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect that this statement will have a material impact on the company's financial statements.

FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003": The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted in December of 2003. The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a tax-exempt federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that actuarially is at least equivalent to Medicare Part D. At December 31, 2003, the company elected a one-time deferral of the accounting for the Act, as permitted by FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In May 2004, the FASB issued FSP 106-2, which supersedes FSP 106-1 and provides guidance on the accounting, disclosure, effective date and transition requirements related to the Medicare Prescription Drug Act. During 2004, the company adopted FSP 106-2 retroactive to the beginning of the year.

The company and its actuarial advisors determined that benefits provided to certain participants will actuarially be at least equivalent to Medicare Part D, and, accordingly, the company will be entitled to an expected tax-exempt subsidy that reduces the company's accumulated postretirement benefit obligation under the plan at January 1, 2004 by $94 million and the net postretirement benefit cost for 2004 by $12 million. Employee benefit plans are discussed further in Note 5.

NOTE 2. SHORT-TERM BORROWINGS

Committed Lines of Credit

SoCalGas and its affiliate, SDG&E, have a combined $500 million three-year syndicated revolving credit facility under which each utility individually may borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. Borrowings under the agreement bear interest at rates varying with market rates and SoCalGas' credit rating. The agreement requires SoCalGas to maintain, at the end of each quarter, a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 60 percent. Borrowings under the agreement are individual obligations of the borrowing utility and a default by one utility would not constitute a default, or preclude borrowings by, the other. At December 31, 2004, SoCalGas had no amounts outstanding under this facility. SoCalGas had $30 million of commercial paper outstanding at December 31, 2004.

PE has a revolving credit commitment of $500 million that expires in September 2005. Borrowings under the credit agreement are available to provide loans to Sempra Global and would bear interest at rates varying with market rates, PE's credit ratings and amounts borrowed. Borrowings are guaranteed by Sempra Energy and would be subject to mandatory repayment if Sempra Energy's or SoCalGas' ratio of debt to total capitalization (as defined in the agreement) were to exceed 65 percent, or should there be a change in law materially and adversely affecting the ability of SoCalGas to pay dividends or make other distributions to PE. No amounts were outstanding under this facility at December 31, 2004.

The company's weighted average interest rate on the total short-term debt outstanding was 2.25% at December 31, 2004.

NOTE 3.  LONG-TERM DEBT

--------------------------------------------------------------
                                             December 31,
(Dollars in millions)                     2004          2003
--------------------------------------------------------------
First mortgage bonds
  Variable rate (2.63% at December 31,
   2004)December 1, 2009                $  100       $   --
  4.375% January 15, 2011                  100          100
  Variable rates after fixed-to-
   floating rate swaps (2.69% at
   December 31, 2004) January 15, 2011     150          150
  4.8% October 1, 2012                     250          250
  5.45% April 15, 2018                     250          250
  6.875% November 1, 2025                   --          175
                                        ----------------------
                                           850          925
                                        ----------------------
Other long-term debt
  6.375% May 14, 2006                        8            8
  5.67% January 18, 2028                     5            5
  Market value adjustments for interest
    rate swaps - net (Expires 2011)          2            -
                                        ----------------------
                                            15           13
                                        ----------------------
                                           865          938
                                        ----------------------
  Current portion of long-term debt         --         (175)
  Unamortized discount on long-term debt    (1)          (1)
                                        ----------------------
Total                                   $  864       $  762
--------------------------------------------------------------

Excluding market value adjustments for interest-rate swaps, maturities of long-term debt are $8 million in 2006, $100 million in 2009 and $755 million thereafter.

First Mortgage Bonds

First mortgage bonds are secured by a lien on SoCalGas' utility plant. SoCalGas may issue additional first mortgage bonds upon compliance with the provisions of its bond indentures, which require, among other things, the satisfaction of pro forma earnings-coverage tests on first mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds, after giving effect to prior bond redemptions. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of an additional $598 million of first mortgage bonds at December 31, 2004.

SoCalGas called $175 million of long-term debt in January 2004 and incurred $2 million in call premium costs. This amount has been recorded as a regulatory asset and is being amortized over the life of the original issue.

In December 2004, the company issued $100 million of first mortgage bonds maturing in 2009. The bonds bear interest at 0.17% above LIBOR.

Unsecured Long-term Debt

Various long-term obligations totaling $13 million are unsecured at December 31, 2004.

On January 15, 2003, $70 million of SoCalGas' 5.67% $75 million medium-term notes were put back to the company.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. In December 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375% first mortgage bonds for a floating rate. The swap expires in 2011.

NOTE 4. INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                               Years ended December 31,
                                                2004     2003     2002
-----------------------------------------------------------------------
Statutory federal income tax rate               35.0%    35.0%    35.0%
Depreciation                                     5.1      6.1      5.2
State income taxes, net of
  federal income tax benefit                     4.8      5.8      5.4
Tax credits                                     (0.7)    (0.8)    (0.8)
Settlement of Internal Revenue Service audit      --     (3.1)      --
Equity AFUDC		         		(3.6)    (1.0)    (1.0)
Other,  net                                     (1.1)    (3.2)     0.6
                                               ------------------------
     Effective income tax rate                  39.5%    38.8%    44.4%
----------------------------------------------------------------------

The components of income tax expense are as follows:

                                              Years ended December 31,
(Dollars in millions)                           2004    2003     2002
----------------------------------------------------------------------
Current:
  Federal                                      $ 125   $  73    $ 103
  State                                           45      29       29
                                               -----------------------
    Total                                        170     102      132
                                               -----------------------
Deferred:
  Federal                                         (1)     37       36
  State                                          (11)      4        5
                                               -----------------------
    Total                                        (12)     41       41
                                               -----------------------
Deferred investment tax credits                   (3)     (3)      (3)
                                               -----------------------
Total income tax expense                       $ 155   $ 140    $ 170
----------------------------------------------------------------------

On the Statements of Consolidated Income, federal and state income taxes are allocated between operating income and other income. PE is included in the consolidated income tax return of Sempra Energy and is allocated income tax expense from Sempra Energy in an amount equal to that which would result from PE's having always filed a separate return.

Accumulated deferred income taxes at December 31 relate to the following:

(Dollars in millions)                              2004        2003
----------------------------------------------------------------------
Deferred tax liabilities:
  Differences in financial and
    tax bases of utility plant and other assets   $ 266       $ 269
  Regulatory balancing accounts                      50          76
  Regulatory assets                                  --          32
  Global settlement                                  --          (1)
  Loss on reacquired debt                            18          17
  Other                                               1          30
                                                  --------------------
     Total deferred tax liabilities                 335         423
                                                  --------------------
Deferred tax assets:
  Investment tax credits                             29          31
  Postretirement benefits                            40          77
  Deferred compensation                              14          19
  State income taxes                                 15          11
  Workers compensation                               21          20
  Lease                                              15          18
  Other accruals not yet deductible                  79          95
  Other                                               8           7
                                                  --------------------
     Total deferred tax assets                      221         278
                                                  --------------------
Net deferred income tax liability                 $ 114       $ 145
----------------------------------------------------------------------

The net deferred income tax liability is recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)                              2004        2003
----------------------------------------------------------------------
Current (asset) liability                         $  (9)      $  24
Noncurrent liability                                123         121
                                                  --------------------
    Total                                         $ 114       $ 145
----------------------------------------------------------------------

Pacific Enterprises' Quasi-Reorganization

Effective December 31, 1992, PE effected a quasi-reorganization for financial reporting purposes. The reorganization resulted in a restatement of the company's assets and liabilities to their estimated fair value at December 31, 1992 and the elimination of PE's retained earnings deficit. Since the reorganization was for financial purposes and not a taxable transaction, the company established deferred taxes relative to the book and tax bases differences.

During 2004, the company completed an extensive analysis of PE's deferred tax accounts. The analysis resulted in a $72 million reduction of the deferred tax liabilities and an offsetting credit to equity.
The credit was recorded to equity because the balances related to tax effects of transactions prior to the quasi-reorganization. In 2004, the company also concluded its outstanding IRS examinations and appeals related to PE and its subsidiaries. As of December 31, 2004, the company's balance sheet includes a net deferred tax asset of $15 million related to remaining reserves arising from the quasi-reorganization.

NOTE 5. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits

The company has funded and unfunded noncontributory defined benefit plans that together cover substantially all of its employees. The plans provide defined benefits based on years of service and either final average or career salary.

The company also has other postretirement benefit plans covering substantially all of its employees. The life insurance plans are both contributory and noncontributory, and the health care plans are contributory, with participants' contributions adjusted annually. Other postretirement benefits include retiree life insurance, medical benefits for retirees and their spouses, and Medicare Part B reimbursement for certain retirees.

There were no amendments to the company's pension and other postretirement benefit plans in 2003 or 2004. During 2002, the company had amendments reflecting retiree cost of living adjustments, which resulted in an increase in the pension plan benefit obligation of $48 million.

December 31 is the measurement date for the pension and other postretirement benefit plans. The following table provides a reconciliation of the changes in the plans' projected benefit obligations during the latest two years, the fair value of assets and a statement of the funded status as of the latest two year ends:

                                                                          Other
                                              Pension Benefits    Postretirement Benefits
                                              ----------------    -----------------------
(Dollars in millions)                          2004      2003          2004      2003
-----------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Net obligation at January 1                 $ 1,551   $ 1,368        $  820    $  682
Service cost                                     30        27            17        15
Interest cost                                    93        90            43        47
Actuarial loss (gain)                            84       172           (74)      103
Transfer of liability from Sempra Energy          2         6            --        --
Benefit payments                               (135)     (112)          (34)      (27)
                                            ---------------------------------------------
Net obligation at December 31                 1,625     1,551           772       820
                                            ---------------------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1        1,473     1,289           471       370
Actual return on plan assets                    176       294            53        83
Employer contributions                           --         2            42        45
Transfer of assets from Sempra Energy             2        --            --        --
Benefit payments                               (135)     (112)          (34)      (27)
                                            ---------------------------------------------
Fair value of plan assets at December 31      1,516     1,473           532       471
                                            ---------------------------------------------
Benefit obligation, net of plan assets
  at December 31                               (109)      (78)         (240)     (349)
Unrecognized net actuarial loss                  74        71           176       277
Unrecognized prior service cost                  65        71            --        --
Unrecognized net transition obligation           --         1            --        --
                                            ---------------------------------------------
Net recorded asset (liability)
  at December 31                            $    30    $   65        $  (64)   $  (72)
-----------------------------------------------------------------------------------------

The net asset (liability) is recorded on the Consolidated Balance
Sheets at December 31 as follows:

                                                                           Other
                                              Pension Benefits    Postretirement Benefits
                                              ----------------    -----------------------
(Dollars in millions)                          2004      2003         2004       2003
-----------------------------------------------------------------------------------------
Prepaid benefit cost                          $  46     $  78        $  --      $  --
Accrued benefit cost                            (16)      (13)         (64)       (72)
Additional minimum liability                     (7)       (6)          --         --
Accumulated other comprehensive
  income (pretax)                                 7         6           --         --
                                              -------------------------------------------
Net recorded asset (liability)                $  30     $  65        $ (64)     $ (72)
-----------------------------------------------------------------------------------------

At December 31, 2004 and 2003, the company had an unfunded and a funded pension plan. The funded plan had projected benefit obligations in excess of its plan assets. The following table provides information for the funded plan at December 31:

(Dollars in millions)                          2004      2003
-------------------------------------------------------------
Projected benefit obligation                $ 1,596   $ 1,526
Accumulated benefit obligation              $ 1,384   $ 1,333
Fair value of plan assets                   $ 1,516   $ 1,473

The following table provides the components of net periodic benefit costs (income) for the years ended December 31:

                                                                           Other
                                          Pension Benefits        Postretirement Benefits
                                          ----------------        -----------------------
(Dollars in millions)                   2004    2003    2002        2004    2003    2002
-----------------------------------------------------------------------------------------
Service cost                           $  30   $  27   $  27       $  17   $  15   $  10
Interest cost                             93      90      86          43      47      35
Expected return on assets                (98)   (107)   (130)        (34)    (32)    (35)
Amortization of:
  Transition obligation                   --       1       1          --       8       8
  Prior service cost                       7       6       4          --      --      --
  Actuarial (gain) loss                    3       1     (19)          8       9      --
Regulatory adjustment                    (61)    (14)     32          10      (4)     24
                                       --------------------------------------------------
Total net periodic benefit
  cost (income)                        $ (26)  $   4   $   1       $  44   $  43   $  42
-----------------------------------------------------------------------------------------

As described in Note 1, the company adopted FSP 106-2 in 2004 retroactive to the beginning of the year. The company and its actuarial advisors determined that benefits provided to certain participants will actuarially be at least equivalent to Medicare Part D, and, accordingly, the company will be entitled to an expected tax-exempt subsidy that reduces the company's accumulated postretirement benefit obligation under the plan at January 1, 2004 by $94 million and the net postretirement benefit cost for 2004 by $12 million.

The significant assumptions related to the company's pension and other postretirement benefit plans are as follows:

                                                                           Other
                                               Pension Benefits  Postretirement Benefits
                                               ----------------  -----------------------
                                                2004      2003         2004       2003
----------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED
 TO DETERMINE BENEFIT OBLIGATION
 AS OF DECEMBER 31:
Discount rate                                   5.66%     6.00%        5.66%     6.00%
Rate of compensation increase                   4.50%     4.50%        4.50%     4.50%

WEIGHTED-AVERAGE ASSUMPTIONS USED
 TO DETERMINE NET PERIODIC BENEFIT
 COSTS FOR YEARS ENDED DECEMBER 31:
Discount rate                                   6.00%     6.50%        6.00%     6.50%
Expected return on plan assets                  7.50%     7.50%        7.50%     7.50%
Rate of compensation increase                   4.50%     4.50%        4.50%     4.50%
----------------------------------------------------------------------------------------

The expected long-term rate of return on plan assets is derived from historical returns for broad asset classes consistent with expectations from a variety of sources, including pension consultants and investment advisors.

                                                         2004                    2003
-----------------------------------------------------------------------------------------
ASSUMED HEALTH CARE COST
  TREND RATES AT DECEMBER 31:
Health-care cost trend rate                             19.00% *                30.00% *
Rate to which the cost trend rate is assumed to
  decline (the ultimate trend)                           5.50%                   5.50%
Year that the rate reaches the ultimate trend            2008                    2008
----------------------------------------------------------------------------------------
*  This is the weighted average of the increases for all health plans. The rate for these plans ranged from 10% to 20% in 2004 and from 15% to 40% in 2003, respectively.

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plan costs. A one-percent change in assumed health-care cost trend rates would have the following effects:


(Dollars in millions)                                   1% Increase     1% Decrease
-----------------------------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health-care benefit cost                                 $  12           $   9


Effect on the health-care component of the
  accumulated other postretirement
  benefit obligation                                       $ 123           $  97

-----------------------------------------------------------------------------------------

Pension Plan Investment Strategy

The asset allocation for Sempra Energy's pension trust (which includes SoCalGas' pension plan) at December 31, 2004 and 2003 and the target allocation for 2005 by asset categories are as follows:


                                                 Target               Percentage of Plan
                                               Allocation           Assets at December 31,
                                               ----------           ----------------------
Asset Category                                    2005                2004       2003
------------------------------------------------------------------------------------------
U.S. Equity                                         45%                 45%        45%
Foreign Equity                                      25                  32         30
Fixed Income                                        30                  23         25
                                               -------------------------------------------
  Total                                            100%                100%       100%
------------------------------------------------------------------------------------------

The company's investment strategy is to stay fully invested at all times and maintain its strategic asset allocation, keeping the investment structure relatively simple. The equity portfolio is balanced to maintain risk characteristics similar to the Standard & Poor's 1500 with respect to market capitalization, and industry and sector exposures. The foreign equity portfolios are managed to track the MSCI Europe, Pacific Rim and Emerging Markets indexes. Bond portfolios are managed with respect to the Lehman Aggregate Index. The plan does not invest in Sempra Energy securities.

Investment Strategy for Other Postretirement Benefit Plans

The asset allocation for the company's other postretirement benefit plans at December 31, 2004 and 2003 and the target allocation for 2005 by asset categories are as follows:

                                                 Target               Percentage of Plan
                                               Allocation           Assets at December 31,
                                               ----------           ----------------------
Asset Category                                    2005                2004       2003
------------------------------------------------------------------------------------------
U.S. Equity                                         70%                 73%        71%
Fixed Income                                        30                  27         27
Cash                                                 0                   0          2
                                               -------------------------------------------
  Total                                            100%                100%       100%
------------------------------------------------------------------------------------------

The company's other postretirement benefit plans, which are distinct from other postretirement benefit plans included in Sempra Energy's pension trust (shown above), are funded by cash contributions from the company and the retirees. The asset allocation is designed to match the long-term growth of the plan's liability. These plans are managed using index funds.

Future Payments

The company expects to contribute $2 million to its pension plan and $45 million to its other postretirement benefit plans in 2005.

The following table reflects the total benefits expected to be paid for the next 10 years to current employees and retirees from the plans or from the company's assets, including both the company's share of the benefit cost and, where applicable, the participants' share of the costs, which is funded by participant contributions to the plans.


                                                               Other
(Dollars in millions)              Pension Benefits    Postretirement Benefits
-------------------------------------------------------------------------------
2005                                   $ 104              $  32
2006                                   $ 109              $  34
2007                                   $ 115              $  37
2008                                   $ 120              $  39
2009                                   $ 126              $  41
2010-2014                              $ 705              $ 234
-------------------------------------------------------------------------------

The expected future Medicare Part D subsidy payments are as follows:

(Dollars in millions)
-------------------------------------------------------------------------------
2005                                                      $  --
2006                                                      $   3
2007                                                      $   3
2008                                                      $   3
2009                                                      $   3
2010-2014                                                 $  21
-------------------------------------------------------------------------------

Savings Plan

The company offers a trusteed savings plan to all eligible employees. Eligibility to participate in the plan is immediate for salary deferrals. Employees may contribute, subject to plan provisions, from one percent to 25 percent of their regular earnings. After one year of completed service, the company begins to make matching contributions. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees and, if certain company goals are met, an additional amount related to incentive compensation payments.

Employer contributions are invested in Sempra Energy common stock and had been required to remain so invested until termination of employment or until the employee's attainment of age 55, when they could be transitioned into other investments. Effective January 1, 2005, all employees have the ability to transfer employer contributions into other investments. The employees' contributions are invested in Sempra Energy stock, mutual funds, or institutional trusts (the same investments in which employees may now direct the employer contributions). Employer contributions for the SoCalGas plans are partially funded by the Sempra Energy Employee Stock
Ownership Plan and Trust. Company contributions to the savings plan were $10 million in 2004, $9 million in 2003 and $8 million in 2002.

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

In 1995, SFAS 123, Accounting for Stock-Based Compensation, was issued. It encourages a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS 123, Sempra Energy and its subsidiaries adopted only its disclosure requirements and continue to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion 25. Discussion of SFAS 123R (a revision of SFAS 123) is provided in Note 1. The subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans or that subsidiaries are allocated a portion of Sempra Energy's costs of the plans. PE recorded expenses of $9 million, $9 million and $1 million in 2004, 2003 and 2002, respectively.

NOTE 7. FINANCIAL INSTRUMENTS

Fair Value

The fair values of certain of the company's financial instruments (cash, temporary investments, notes receivable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at December 31:


                                              2004                   2003
                                       Carrying    Fair       Carrying    Fair
(Dollars in millions)                    Amount    Value        Amount    Value
-------------------------------------------------------------------------------
First mortgage bonds                    $  850    $ 856        $ 925     $ 925
Other long-term debt                        15       12           13        10
                                   -------------------------------------------
   Total long-term debt                 $  865    $ 868        $ 938     $ 935
                                   -------------------------------------------
PE:
  Preferred stock                       $   80    $  66        $  80     $  65
  Preferred stock of subsidiary             20       20           20        19
                                   -------------------------------------------
                                        $  100    $  86        $ 100     $  84
                                   -------------------------------------------
SoCalGas:
  Preferred stock                       $   22    $  21        $  22     $  20
-------------------------------------------------------------------------------

The fair values of long-term debt and preferred stock are based on their quoted market prices or quoted market prices for similar securities.

Accounting for Derivative Instruments and Hedging Activities

The company follows the guidance of SFAS 133 and related amendments SFAS 138 and 149 (collectively SFAS 133) to account for its derivative instruments and hedging activities. Derivative instruments and related hedges are recognized as either assets or liabilities on the balance sheet, measured at fair value. Changes in the fair value of derivatives are recognized in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure.

SFAS 133 provides for hedge accounting treatment when certain criteria are met. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged; therefore, there is no effect on net income. For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction is similarly reflected. The ineffective portion is reported in earnings immediately. There was no effect on other comprehensive income for the years ended December 31, 2004 and 2003. In instances where derivatives do not qualify for hedge accounting, gains and losses are recorded in earnings immediately.

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

Contracts that meet the definition of normal purchase and sales, i.e., those that rarely settle by means other than physical delivery of the commodities involved in the transaction, are eligible for the normal purchases and sales exception of SFAS 133, whereby they are accounted for under accrual accounting and recorded in Revenues or Cost of Natural Gas on the Statements of Consolidated Income at the time of delivery. Due to the adoption of SFAS 149, the company has determined that its natural gas contracts entered into after June 30, 2003 generally do not qualify for the normal purchases and sales exception.

Natural Gas Purchases and Sales: The unrealized gains and losses related to these forward contracts are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates. If gains and losses are not recoverable or payable through future rates, the company applies hedge accounting if certain criteria are met. When a contract no longer meets the requirements of SFAS 133, the unrealized gains and losses and the related regulatory asset or liability will be amortized over the remaining contract life.

The following were recorded in the Consolidated Balance Sheets at December 31 related to derivatives:


(Dollars in millions)                                    2004        2003
-------------------------------------------------------------------------
Fixed-price Contracts and Other Derivatives:
   Current liabilities                                  $  97       $  86
   Noncurrent liabilities                                  52         148
                                                   ----------------------
     Total                                                149         234
                                                   ----------------------
   Current assets                                           1          --
   Noncurrent assets                                        2          --
                                                   ----------------------
     Total                                                  3          --
                                                   ----------------------
Net liabilities                                         $ 146       $ 234
-------------------------------------------------------------------------

Regulatory assets and liabilities related to derivatives held by SoCalGas at December 31 were:


(Dollars in millions)                                    2004        2003
-------------------------------------------------------------------------
Regulatory Assets and Liabilities:
   Current regulatory assets                            $  97       $  85
   Noncurrent regulatory assets                            52         148
                                                   ----------------------
     Total                                                149         233
   Current regulatory liabilities                           1          --
                                                   ----------------------
Net                                                     $ 148       $ 233
-------------------------------------------------------------------------

As of December 31, 2004, the difference between net liabilities and net regulatory assets was primarily due to market value adjustments of $2 million related to fixed-to-floating interest rate swaps. The above had no impact on net income during 2004 and 2003.

Market Risk

The company's policy is to use derivative physical and financial instruments to reduce its exposure to fluctuations in interest rates and commodity prices. Transactions involving these instruments are with major exchanges and other firms believed to be credit-worthy. The use of these instruments exposes the company to market and credit risk, which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Interest-Rate Risk Management

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower the overall cost of borrowing. This is described in Note 3.

Energy Contracts

SoCalGas records transactions for natural gas contracts in Cost of Natural Gas in the Statements of Consolidated Income. For open contracts not expected to result in physical delivery, changes in market value of the contracts are recorded in these accounts during the period the contracts are open, with an offsetting entry to a regulatory asset or liability. The majority of the company's contracts result in physical delivery.

NOTE 8.  PREFERRED STOCK

Preferred Stock of Southern California Gas Company
-----------------------------------------------------------------
                                                     December 31,
                                                    2004     2003
-----------------------------------------------------------------
                                                    (in millions)
$25 par value, authorized 1,000,000 shares
    6% Series, 28,041 shares outstanding             $  1    $  1
    6% Series A, 783,032 shares outstanding            19      19
  Without par value, authorized 10,000,000 shares      --      --
                                                   --------------
                                                     $ 20    $ 20
-----------------------------------------------------------------

None of SoCalGas' preferred stock is callable. All series have one vote per share and cumulative preferences as to dividends, and have a liquidation value of $25 per share plus any unpaid dividends.

Preferred Stock of Pacific Enterprises
-----------------------------------------------------------------------------

                                                                December 31,
                                              Call Price       2004     2003
-----------------------------------------------------------------------------
                                                                (in millions)

  $4.75 Dividend, 200,000 shares outstanding   $ 100.00       $  20    $  20
  $4.50 Dividend, 300,000 shares outstanding   $ 100.00          30       30
  $4.40 Dividend, 100,000 shares outstanding   $ 101.50          10       10
  $4.36 Dividend, 200,000 shares outstanding   $ 101.00          20       20
  $4.75 Dividend, 253 shares outstanding       $ 101.00          --       --
                                                           ------------------
                                                              $  80    $  80
-----------------------------------------------------------------------------

PE is authorized to issue 15,000,000 shares of preferred stock without par value. The preferred stock is subject to redemption at PE's option at any time upon not less than 30 days' notice, at the applicable redemption price for each series, plus any unpaid dividends. All series have one vote per share and cumulative preferences as to dividends, and have a liquidation value of $100 per share plus any unpaid dividends.

NOTE 9.  REGULATORY MATTERS

Natural Gas Industry Restructuring (GIR)

In December 2001, the CPUC issued a decision related to GIR, with implementation anticipated during 2002. On April 1, 2004, after many delays and changes, the CPUC issued a decision that adopts tariffs to implement the 2001 decision. However, by that same decision, the CPUC stayed implementation of the GIR tariffs until it issues a decision in Phase I of the Natural Gas Market Order Instituting Ratemaking (OIR) discussed below. At that time, the CPUC will reconcile the GIR market structure with whatever structure results from the Phase I decision of the Natural Gas Market OIR. If implemented, the stayed decision would unbundle the costs of SoCalGas' backbone transmission system from rates and result in revising noncore balancing account treatment to exclude the balancing of SoCalGas' backbone transmission costs and place SoCalGas at risk for recovery of $80 million for transmission and $81 million for storage (current dollars). The decision would create firm tradable rights for the transmission system. Other noncore costs/revenues would continue to be fully balanced until the decision in the next Biennial Cost Allocation Proceeding (BCAP) discussed below.

Natural Gas Market OIR

The CPUC's Natural Gas Market OIR was instituted in January 2004, and will be addressed in two phases. A decision on Phase I was issued in

September 2004 and Phase II is awaiting CPUC direction on further proceedings. In Phase I, the CPUC's objective was to develop a process enabling the CPUC to review and pre-approve new interstate capacity contracts before they are executed. In addition, the California Utilities must submit proposals on any liquefied natural gas (LNG) project to which interconnection is planned, providing costs and terms, including access to the pipelines in Mexico being developed by an affiliated company, Sempra Pipelines and Storage. Phase II will primarily address emergency reserves and ratemaking policies. The CPUC's objective in the ratemaking policy component of Phase II is to identify and propose changes to policies that create incentives that are consistent with the goal of providing adequate and reliable long-term supplies and that do not conflict with energy efficiency programs. The focus of the Gas OIR is the period from 2006 to 2016. Since GIR, discussed above, would end in August 2006 and there is overlap between GIR and the OIR issues, a number of parties (including SoCalGas) have requested the CPUC not to implement GIR.

The California Utilities have made comprehensive filings in the OIR outlining a proposed market structure that is intended to create access to new natural gas supply sources (such as LNG, which is the business of an affiliated company, Sempra LNG) for California. In their Phase I and Phase II filings, SoCalGas and SDG&E proposed a framework to provide firm tradable access rights for intrastate natural gas transportation; provide SoCalGas with continued balancing account protection for intrastate transmission and distribution revenues, thereby eliminating throughput risk; and integrate the transmission systems of SoCalGas and SDG&E so as to have common rates and rules. The California Utilities also proposed that the capital expenditures necessary to access new sources of supply be included in ratebase and that the total amount of the expenditures would be $200 million to $300 million.

The California Utilities also proposed a methodology and framework to be used by the CPUC for granting pre-approval of new interstate transportation agreements. The Phase I decision approved the California Utilities' transportation capacity pre-approval procedures with some modifications. SoCalGas' existing pipeline capacity contracts with Transwestern Pipeline Company expire in November 2005 and its primary contracts with El Paso Natural Gas Company expire in August 2006. SoCalGas recently was granted pre-approval by the CPUC of a contract for released capacity on the Kern River Gas Transmission Company system, and four capacity contracts with El Paso. The contracts would expire between 2007 and 2011. In February 2005, SoCalGas filed for pre-approval of two new capacity contracts with Transwestern that would expire in 2009 and 2011. The CPUC's decision on pre-approval of the Transwestern contracts is expected to be received by March 2005. All interstate transportation capacity under the pre-approved contracts will be used to transport natural gas supplies on behalf of the California Utilities' core residential and small commercial customers, and all costs of the capacity will be recovered in the customers' rates through each utility's Purchased Gas Account, a balancing account. In December 2004, pursuant to the Phase I decision, SoCalGas filed an application to implement proposals for transmission system integration, firm access rights, and off-system delivery services. The CPUC has determined that the ratemaking treatment and cost responsibility for any access-related infrastructure will be addressed in future applications to be filed when more is known about the particular projects. Phase II of the Gas Market OIR will review the CPUC's ratemaking policies on throughput risk to better align these with its objectives of promoting energy conservation and adequate infrastructure. Phase II will also investigate the need for emergency natural gas storage reserves and the role of the utility in backstopping the noncore market.

Cost of Service

On December 2, 2004, the CPUC issued a decision in the California Utilities' cost of service proceedings that essentially approved a settlement recommended by all major parties to the proceedings. The decision reduces the California Utilities' annual rate revenues, effective retroactively to January 1, 2004, by an aggregate net amount of approximately $33 million from the rates in effect during 2003. The reduced rates will remain in effect through 2007, subject to annual attrition allowances.

Attrition allowances, performance-based incentive mechanisms (PBR), which is described in the following section, and related matters will be addressed by the CPUC in Phase II of the cost of service proceedings, expected to be decided in the first quarter of 2005. In addition to recommending changes in the PBR formulas, the CPUC's Office of Ratepayer Advocates (ORA) also proposed the possibility of performance penalties for service quality, safety and service reliability, without the possibility of performance awards. Hearings took place in June 2004. In July 2004, all of the active parties in Phase II who dealt with post-test-year ratemaking and performance incentives filed for adoption by the CPUC of an all-party settlement agreement for most of the Phase II issues, including annual inflation adjustments and earnings sharing. The proposed settlement does not cover performance incentives. For the interim years of 2005-2007, the Consumer Price Index would be used to adjust the escalatable authorized base rate revenues within identified floors and ceilings, each of which limits the adjustment to approximately two to four percent of the prior year's authorized base rate revenues.

SoCalGas had filed for continuation of existing PBR mechanisms for service quality and safety that would otherwise expire at the end of 2003. In January 2004, the CPUC issued a decision that extended 2003 service and safety targets through 2004, but did not determine the extent of rewards or penalties. As part of the proposed Phase II Settlement Agreement, earnings sharing, under which IOUs return to customers a percentage of earnings above specified levels, would be suspended for 2004 and resume for 2005 through 2007. The proposed earnings sharing mechanism also provides the utility the option to file for suspension of the earnings sharing mechanism if earnings fall 175 basis points or more below its authorized rate of return; however, if earnings are more than 300 basis points above the utility's authorized rate of return, the earnings sharing mechanism would be automatically suspended and trigger a formal regulatory review by the CPUC to determine whether modification of the ratemaking mechanism is required.

On February 15, 2005, the Administrative Law Judge (ALJ) and the CPUC Commissioner assigned to Phase II of the cost of service proceedings issued differing proposed decisions for consideration by the CPUC. If adopted by the CPUC, the ALJ's decision would not approve the parties' settlement of the Phase II issues, but would authorize the California Utilities to adjust their authorized revenues in each of years 2005 through 2007 on a formula basis similar to that proposed by the California Utilities and also establish performance measures with reward and penalty potentials of approximately $20 million. In addition, the ALJ's decision would have the utilities' cost of capital reviewed on an annual basis. If adopted by the CPUC, the Commissioner's proposed decision would approve the parties' settlement and also approve performance measures for customer service, safety and reliability with the same reward and penalty provisions as the ALJ's proposed decision. The Commissioner's proposed decision also would continue the use of the cost of capital adjustment mechanism currently in place, which adjusts each utility's rate of return automatically based on market indices. The CPUC may adopt either proposed decision, as proposed or with modifications, or reject both and adopt a different result.

The California Utilities had been equally sharing between ratepayers and shareholders the estimated savings for the 1998 business combination that created Sempra Energy. Pursuant to an October 2001 CPUC decision, that sharing has ceased and all merger savings go to ratepayers beginning with 2003.

Performance-Based Regulation

PBR consists of three primary components. The first is a mechanism to adjust rates in years between general rate cases or cost of service cases. It annually adjusts base rates from those of the prior year to provide for inflation, changes in the number of customers and efficiencies.

The second component is a mechanism whereby any earnings in excess of those authorized plus a narrow band above that are shared with customers in varying degrees depending upon the amount of the additional earnings.

The third component consists of a series of measures of utility performance. Generally, if performance is outside of a band around the specified benchmark, the utility is rewarded or penalized certain dollar amounts.

The three areas that have been eligible for PBR rewards or penalties are operational incentives based on measurements of safety, reliability and customer satisfaction; demand-side management (DSM) rewards based on the effectiveness of the programs; and natural gas procurement rewards or penalties. However, as noted under "Cost of Service," Phase II of the California Utilities' current cost of service proceeding is not complete. As a result, these safety, reliability and customer satisfaction incentive mechanisms (i.e., those that are reviewed in the Cost of Service proceeding) were not in effect during 2004. However, it is not expected that the effect would be other than a one-year moratorium of the mechanisms.

PBR, DSM and Gas Cost Incentive Mechanism (GCIM) rewards are not included in the company's earnings before CPUC approval is received. The only incentive reward approved during 2004 consisted of $6.3 million related to SoCalGas' Year 9 GCIM, which was approved in February 2004. This reward was awarded by the CPUC subject to refund based on the outcome of the Border Price Investigation discussed below. The cumulative amount of rewards subject to refund based on the outcome of the Border Price Investigation is $56.9 million, substantially all of which has been included in net income in 2004, or previously.

On December 30, 2004, a joint settlement agreement between the California Utilities and the ORA (collectively, the joint parties) was filed with the CPUC for approval. The settlement agreement resolves all outstanding shareholder earnings claims filed with the CPUC commencing in 2000 and those claims that would have been filed through 2009 associated with DSM, energy efficiency and low-income energy efficiency programs. The proposed settlement is for $14 million, respectively, for SDG&E and SoCalGas (including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested). The joint parties requested expeditious approval of the settlement agreement, without modification. A CPUC decision is expected by the end of the second quarter of 2005.

At December 31, 2004, other performance incentives were pending CPUC approval and, therefore, were not included in the company's earnings (dollars in millions):

                       Program
                       -----------------------------------
                       GCIM Year 10                 $  2.4
                       2003 safety                      .5
                       -----------------------------------
                       Total                        $  2.9
                       -----------------------------------

Cost of Capital

Effective January 1, 2003, SoCalGas' authorized rate of return on equity (ROE) is 10.82 percent and its return on ratebase (ROR) is 8.68 percent. These rates are subject to automatic adjustment if the 12-month trailing average of 30-year Treasury bond rates and the Global Insight forecast of the 30-year Treasury bond rate 12 months ahead vary by greater than 150 basis points from a benchmark, which is currently
5.38 percent. The 12-month trailing average was 5.03 percent and the Global Insight forecast was 5.44 percent at December 31, 2004. Potential changes in this process are described above in "Cost of Service."

Biennial Cost Allocation Proceeding

The BCAP determines the allocation of authorized costs between customer classes for natural gas transportation service provided by the company and adjusts rates to reflect variances in sales volumes as compared to the forecasts previously used in establishing transportation rates. SoCalGas filed with the CPUC its 2005 BCAP application in September 2003, requesting updated transportation rates effective January 1, 2005. In November 2003, an Assigned Commissioner Ruling stayed the BCAP application until a decision is issued in the GIR implementation proceeding. As a result of the April 1, 2004 decision on GIR implementation as described in Natural Gas Industry

Restructuring above, in May 2004 the ALJ in the 2005 BCAP issued a decision dismissing the BCAP application. The company is required to file a new BCAP application after the stay in the GIR implementation proceeding is lifted. As a result of the deferrals and the significant decline forecasted in noncore gas throughput on SoCalGas' system, in December 2002 the CPUC issued a decision approving balancing account protection for SoCalGas' risk on local transmission and distribution revenues from January 1, 2003 until the CPUC issues its next BCAP decision. SoCalGas is seeking to continue this balancing account protection in the Natural Gas OIR proceeding.

CPUC Investigation of Energy-Utility Holding Companies

The CPUC has initiated an investigation into the relationship between California's IOUs and their parent holding companies. The CPUC broadly determined that it could, in appropriate circumstances, require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. This would be in addition to the requirement of holding companies to provide for their utility subsidiaries' capital requirements, as the IOUs previously acknowledged in connection with their holding companies' formations. In January 2002, the CPUC ruled that it had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed.

In a May 2004 opinion, the California Court of Appeal upheld the CPUC's assertion of limited enforcement jurisdiction, but concluded that the CPUC's interpretation of the "first priority" condition (that the holding companies could be required to infuse cash into the utilities as necessary to meet the utilities' obligation to serve) was not ripe for review. In September 2004, the California Supreme Court declined to review the California Court of Appeal's decision.

CPUC Investigation of Compliance With Affiliate Rules

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. In September 2003, the CPUC suspended the procedural schedule until it completes an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. The audit, covering years 1997 through 2003, is expected to be completed by the third quarter of 2005. The scope of the audit will be broader than the annual affiliate audit. In accordance with existing CPUC requirements, the California Utilities' transactions with other Sempra Energy affiliates have been audited by an independent auditing firm each year, with results reported to the CPUC, and there have been no material adverse findings in those audits.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Natural Gas Contracts

SoCalGas buys natural gas under short-term and long-term contracts. Purchases are from various suppliers and are primarily based on monthly spot-market prices. SoCalGas transports natural gas primarily under long-term firm pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SoCalGas has commitments with pipeline companies for firm pipeline capacity under contracts that expire at various dates through 2007.

At December 31, 2004, the future minimum payments under existing natural gas contracts were:

                                                   Natural
(Dollars in millions)       Transportation           Gas             Total
-----------------------------------------------------------------------------
2005                                $  183         $  738          $   921
2006                                   104             19              123
2007                                     2              3                5
2008                                    --              3                3
2009                                    --              2                2
Thereafter                              --             --               --
                               -------------------------------------------
Total minimum payments              $  289         $  765          $ 1,054
-----------------------------------------------------------------------------

Total payments under natural gas contracts were $2.3 billion in 2004, $1.8 billion in 2003 and $1.2 billion in 2002.

Leases

PE and SoCalGas have operating leases on real and personal property expiring at various dates from 2005 to 2030. Certain leases on office facilities contain escalation clauses requiring annual increases in rent ranging from 4 percent to 5 percent. The rentals payable under these leases are determined on both fixed and percentage bases, and most leases contain extension options which are exercisable by the companies.

At December 31, 2004, the minimum rental commitments payable in future years under all noncancellable leases were as follows:


-----------------------------------------------------------------
(Dollars in millions)                            PE      SoCalGas
-----------------------------------------------------------------
2005                                         $   56     $   43
2006                                             56         43
2007                                             59         46
2008                                             60         46
2009                                             60         46
Thereafter                                       98         91
                                            ---------------------
Total future rental commitments              $  389     $  315
-----------------------------------------------------------------

In connection with the quasi-reorganization described in Note 1, PE recorded liabilities of $102 million to adjust to fair value the operating leases related to its headquarters and other facilities at December 31, 1992. The remaining amount of these liabilities was $30 million at December 31, 2004. These leases are included in the above table at the amounts provided in the lease.

Rent expense for operating leases totaled $57 million in 2004, $56 million in 2003 and $54 million in 2002, which included rent expense for SoCalGas of $44 million, $43 million and $42 million, respectively.

Guarantees

As of December 31, 2004, SoCalGas did not have any outstanding guarantees.

Environmental Issues

The company's operations are subject to federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, solid waste disposal and the protection of wildlife. As applicable, appropriate and relevant, these laws and regulations require that the company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the company has been identified as a Potentially Responsible Party (PRP) under the federal Superfund laws and comparable state laws. The company is required to obtain numerous governmental permits, licenses and other approvals to construct facilities and operate its businesses. Additionally, to comply with these legal requirements, it must spend significant sums on environmental monitoring, pollution control equipment and emissions fees. In addition, existing environmental regulations could be revised or reinterpreted and other new laws and regulations could be adopted or become applicable to the company and its facilities. Costs incurred to operate the facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Significant costs incurred to mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. The company's capital expenditures to comply with environmental laws and regulations were $2 million in 2004, $6 million in 2003 and $4 million in 2002. The cost of compliance with these regulations over the next five years is not expected to be significant.

Costs that relate to current operations or an existing condition caused by past operations are generally recorded as a regulatory asset due to the assurance that these costs will be recovered in rates.

The environmental issues currently facing the company or resolved during the last three years include investigation and remediation of its manufactured-gas sites (27 completed as of December 31, 2004 and 15 to be completed), and cleanup of third-party waste-disposal sites used by the company, which has been identified as a PRP (investigations and remediations are continuing).

Environmental liabilities are recorded when the company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the company has been able to determine whether it is liable or, if the liability is probable, to reasonably estimate the amount or range of amounts of the cost or certain components thereof. Estimates of the company's liability are further subject to other uncertainties, such as the nature and extent of site contamination, evolving remediation standards and imprecise engineering evaluations. The accruals are reviewed periodically and, as investigations and remediation proceed, adjustments are made as necessary. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. At December 31, 2004, the company's accrued liability for environmental matters was $41.9 million, of which $40.5 million is related to manufactured-gas sites, $0.9 million to waste-disposal sites used by the company (which has been identified as a PRP) and $0.5 million to other hazardous waste sites. These accruals are expected to be paid ratably over the next three years.

Legal Proceedings

Except for the matters referred to below, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. At December 31, 2004, the company had accrued approximately $89 million to provide for the costs of legal proceedings, of which $77 million related to cases arising from the 2000-2001 California energy crisis. Management believes that none of these matters will have further material adverse effect on the company's financial condition or results of operations.

California Energy Crisis

In 2000 and 2001, California experienced a severe energy crisis characterized by dramatic increases in the prices of natural gas. The energy crisis has generated many, often duplicative, governmental investigations, regulatory proceedings and lawsuits involving numerous energy companies seeking recovery of tens of billions of dollars for allegedly unlawful activities asserted to have caused or contributed to the energy crisis. The material proceedings arising out of the energy crisis that involve the company are summarized below.

Class-action and individual antitrust and unfair competition lawsuits filed in 2000 and thereafter, and currently consolidated in San Diego Superior Court, seek damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In December 2003, the Court approved a settlement whereby the applicable El Paso entities will pay approximately $1.6 billion to resolve these claims (including cases involving unrelated claims not applicable to Sempra Energy, SoCalGas or SDG&E). The proceeding against Sempra Energy and the California Utilities has not been settled and continues to be litigated. In October 2004, certain of the plaintiffs issued a news release asserting that they could recover as much as $24 billion from Sempra Energy and the California Utilities if their allegations were upheld at trial. During the third quarter of 2004, the court denied motions for summary judgment in favor of Sempra Energy and the California Utilities. The Court of Appeal has declined to review the summary judgment denial and the companies have petitioned for review by the California Supreme Court. Interim review pending a final decision on the merits of the case is entirely at the discretion of the California Supreme Court. On January 18, 2005, the judge stated that pre-trial motions will be heard on June 3, 2005, and set a trial date of September 2, 2005.

Similar lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. The claims against the Sempra Energy defendants in the Arizona lawsuit were settled in September 2004 for $150,000 and have been dismissed with prejudice. The Nevada Attorney General's lawsuit remains pending.

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during the 2000-2001 energy crisis. In December 2004, several of the company's senior officers testified at investigational hearings conducted by the California Attorney General's Office. The company expects additional hearings to take place in early 2005.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other company subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling) from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, breach of contract and wire fraud. On January 27, 2004, the U.S. District Court dismissed the Sierra Pacific Resources case against all of the defendants, determining that this is a matter for the FERC to resolve. However, the court granted plaintiffs' request to amend their complaint. Sempra Energy filed another motion to dismiss on plaintiffs' amended complaint. After argument on November 29, 2004, the federal court dismissed the Sierra Pacific case with prejudice. Plaintiffs have filed a notice of appeal with the Ninth Circuit Court of Appeals.

In July 2004, the City and County of San Francisco, the County of Santa Clara and the County of San Diego brought actions, alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades and by engaging in "churning" transactions with Reliant Energy, in San Diego Superior Court against various entities, including Sempra Energy, Sempra Commodities, SoCalGas and SDG&E.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. The California Utilities are the parties to the first phase of the investigation. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At December 31, 2004, the cumulative amount of shareholder awards, substantially all of which has been included in net income, was $56.9 million.

On November 16, 2004, the CPUC Administrative Law Judge assigned to the investigation issued a proposed decision for consideration by the full CPUC in the first phase of the investigation that was highly critical of SoCalGas' natural gas purchase, sales, hedging and storage activities and would find that SoCalGas exercised market power and manipulated the natural gas market, significantly contributing to natural gas price spikes that also increased electricity prices. The proposed decision did not include any adverse findings or make any adverse recommendations regarding SDG&E.

On December 16, 2004, the CPUC rejected the proposed decision by a 3-2 vote. The two commissioners who voted in favor of the proposed decision were Commissioners Lynch and Wood, whose terms on the CPUC expired at year end. It is now up to the remaining commissioners plus any new appointees to determine whether to issue an alternate proposed decision, hold additional hearings, or issue an order terminating the investigation.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, contributed to the natural gas price spikes. No hearings have yet been scheduled.

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

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Quarters ended
(Dollars in millions)                  March 31   June 30   September 30   December 31
--------------------------------------------------------------------------------------
2004
Operating revenues                     $ 1,148     $ 847        $ 826       $ 1,176
Operating expenses                       1,082       792          761         1,127
                                      ------------------------------------------------
Operating income                       $    66     $  55        $  65       $    49
                                      ------------------------------------------------

Net income                             $    59     $  49        $  67       $    61
Dividends on preferred stock                 1         1            1             1
                                      ------------------------------------------------
Earnings applicable
  to common shares                     $    58     $  48        $  66       $    60
--------------------------------------------------------------------------------------

2003
Operating revenues                     $ 1,008     $ 820        $ 794       $   922
Operating expenses                         940       768          738           861
                                      ------------------------------------------------
Operating income                       $    68     $  52        $  56       $    61
                                      ------------------------------------------------

Net income                             $    58     $  36        $  52       $    75
Dividends on preferred stock                 1         1            1             1
                                      ------------------------------------------------
Earnings applicable
  to common shares                     $    57     $  35        $  51       $    74
--------------------------------------------------------------------------------------

Operating revenues and expenses in the fourth quarter of 2004 included the favorable impact of the final cost of service decision and operating expenses included litigation costs recorded in the fourth quarter.

Operating revenues in the third quarter of 2003 included the recognition of $48 million of natural gas procurement awards. The after-tax impact to net income was $29 million. Additionally, operating expenses in the third quarter of 2003 were impacted by a $55 million before-tax charge for litigation and for losses associated with a sublease of portions of the SoCalGas headquarters building. The after-tax impact was $32 million.

Net income in the fourth quarter of 2003 included $29 million related to the favorable resolution of income tax issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA --
Southern California Gas Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern California Gas
Company:

We have audited the accompanying consolidated balance sheets of Southern California Gas Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern California Gas
Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Southern California Gas Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 22, 2005 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
February 22, 2005

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                     Years ended December 31,
                                                     2004      2003      2002
                                                   -------   -------   -------
Operating revenues                                 $ 3,997   $ 3,544   $ 2,858
                                                   -------   -------   -------
Operating expenses
  Cost of natural gas                                2,283     1,830     1,192
  Other operating expenses                             950       954       872
  Depreciation                                         255       289       276
  Income taxes                                         157       142       183
  Franchise fees and other taxes                       114       106        93
                                                   -------   -------   -------
    Total operating expenses                         3,759     3,321     2,616
                                                   -------   -------   -------
Operating income                                       238       223       242
                                                   -------   -------   -------

Other income and (deductions)
  Interest income                                        4        34         5
  Regulatory interest - net                              9         3        (4)
  Allowance for equity funds used during
    construction                                         5         9        10
  Income taxes on non-operating income                   3        (8)        5
  Gain on sale of partnership assets                    15        --        --
  Other - net                                           (2)       (6)       (1)
                                                   -------   -------   -------
    Total                                               34        32        15
                                                   -------   -------   -------
Interest charges
  Long-term debt                                        35        41        40
  Other                                                  5         7         7
  Allowance for borrowed funds used during
    construction                                        (1)       (3)       (3)
                                                   -------   -------   -------
    Total                                               39        45        44
                                                   -------   -------   -------
Net income                                             233       210       213
Preferred dividend requirements                          1         1         1
                                                   -------   -------   -------
Earnings applicable to common shares               $   232   $   209   $   212
                                                   =======   =======   =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                        December 31,     December 31,
                                                            2004             2003
                                                        -------------    ------------
ASSETS
Utility plant - at original cost                           $ 7,254           $ 7,007
Accumulated depreciation                                    (2,863)           (2,739)
                                                           -------           -------
    Utility plant - net                                      4,391             4,268
                                                           -------           -------

Current assets:
  Cash and cash equivalents                                     34                32
  Accounts receivable - trade                                  673               509
  Accounts receivable - other                                   13                36
  Interest receivable                                           31                30
  Due from unconsolidated affiliates                            --                22
  Income taxes receivable                                       --                 1
  Deferred income taxes                                         17                --
  Regulatory assets arising from fixed-price contracts
    and other derivatives                                       97                85
  Other regulatory assets                                       26                 8
  Inventories                                                   72                74
  Other                                                         10                 9
                                                           -------           -------
    Total current assets                                       973               806
                                                           -------           -------
Other assets:
  Regulatory assets arising from fixed-price contracts
    and other derivatives                                       52               148
  Sundry                                                        86               127
                                                           -------           -------
    Total other assets                                         138               275
                                                           -------           -------
Total assets                                               $ 5,502           $ 5,349
                                                           =======           =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                        December 31,     December 31,
                                                            2004             2003
                                                        -------------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100 million shares authorized;
    91 million shares outstanding)                           $   866          $   866
  Retained earnings                                              523              491
  Accumulated other comprehensive income (loss)                   (4)              (3)
                                                             -------          -------
    Total common equity                                        1,385            1,354
  Preferred stock                                                 22               22
                                                             -------          -------
    Total shareholders' equity                                 1,407            1,376
  Long-term debt                                                 864              762
                                                             -------          -------
    Total capitalization                                       2,271            2,138
                                                             -------          -------

Current liabilities:
  Short-term debt                                                 30               --
  Accounts payable - trade                                       314              227
  Accounts payable - other                                        65               44
  Due to unconsolidated affiliates                                55               55
  Interest payable                                                10               18
  Income taxes payable                                            63               --
  Deferred income taxes                                           --               15
  Regulatory balancing accounts - net                            178               86
  Fixed-price contracts and other derivatives                     97               86
  Customer deposits                                               49               43
  Current portion of long-term debt                               --              175
  Other                                                          257              262
                                                             -------          -------
    Total current liabilities                                  1,118            1,011
                                                             -------          -------

Deferred credits and other liabilities:
  Customer advances for construction                              55               40
  Postretirement benefits other than pensions                     64               --
  Deferred income taxes                                          147              136
  Deferred investment tax credits                                 41               44
  Regulatory liabilities arising from cost
    of removal obligations                                     1,446            1,392
  Other regulatory liabilities                                    67              181
  Fixed-price contracts and other derivatives                     52              148
  Deferred credits and other                                     241              259
                                                             -------          -------
    Total deferred credits and other liabilities               2,113            2,200
                                                             -------          -------
Commitments and contingencies (Note 10)

Total liabilities and shareholders' equity                   $ 5,502          $ 5,349
                                                             =======          =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                     Years ended December 31,
                                                     2004      2003      2002
                                                   -------   -------   -------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   233   $   210   $   213
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                       255       289       276
    Deferred income taxes and investment tax credits   (17)       44        23
    Gain on sale of partnership assets                 (15)       --        --
  Changes in other assets                                1        (4)       12
  Changes in other liabilities                         (24)      (39)        8
  Changes in working capital components:
    Accounts receivable                               (144)      (44)      (67)
    Interest receivable                                 (1)      (30)       --
    Fixed-price contracts and other derivatives         (2)       (2)        6
    Inventories                                          2         2       (34)
    Other current assets                                 1        13        (4)
    Accounts payable                                   107        36        (5)
    Income taxes                                        62        42       (52)
    Due to/from affiliates - net                       (26)       37        12
    Regulatory balancing accounts                       93       (99)       80
    Regulatory assets and liabilities                  (23)      (24)        1
    Customer deposits                                    6       (64)       66
    Other current liabilities                           (7)       18        (8)
                                                   -------   -------   -------
      Net cash provided by operating activities        501       385       527
                                                   -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment      (311)     (318)     (331)
  Affiliate loan                                        51        34       (86)
  Net proceeds from sale of assets                       7         5        --
                                                   -------   -------   -------
      Net cash used in investing activities           (253)     (279)     (417)
                                                   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                               (200)     (200)     (200)
  Preferred dividends paid                              (1)       (1)       (1)
  Issuance of long-term debt                           100       500       250
  Payments on long-term debt                          (175)     (395)     (100)
  Increase (decrease) in short-term debt                30        --       (50)
                                                   -------   -------   -------
      Net cash used in financing activities           (246)      (96)     (101)
                                                   -------   -------   -------
Increase in cash and cash equivalents                    2        10         9
Cash and cash equivalents, January 1                    32        22        13
                                                   -------   -------   -------
Cash and cash equivalents, December 31             $    34   $    32   $    22
                                                   =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized    $    43   $    47   $    36
                                                   =======   =======   =======
  Income tax payments, net of refunds              $   111   $    99   $   206
                                                   =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Assets contributed by Sempra Energy            $    --   $    48   $    --
    Liabilities assumed                                 --       (18)       --
                                                   -------   -------   -------
      Net assets contributed by Sempra Energy      $    --   $    30   $    --
                                                   =======   =======   =======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2004, 2003 and 2002
(Dollars in millions)


                                                                                 Accumulated
                                                                                 Other          Total
                                Comprehensive  Preferred    Common    Retained   Comprehensive  Shareholders'
                                Income         Stock        Stock     Earnings   Income(Loss)   Equity
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                    $  22       $ 835      $ 470        $ --       $ 1,327
Net income/comprehensive income       $ 213                              213                       213
                                      =====
Preferred stock dividends declared                                        (1)                       (1)
Common stock dividends declared                                         (200)                     (200)
Capital contribution                                            1                                    1
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                       22         836        482          --         1,340
Net income                            $ 210                              210                       210
Other comprehensive income
  adjustment - pension                   (3)                                          (3)           (3)
                                      -----
Comprehensive income                  $ 207
                                      =====
Preferred stock dividends declared                                        (1)                       (1)
Common stock dividends declared                                         (200)                     (200)
Capital contribution                                           30                                   30
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                       22         866        491          (3)        1,376
Net income                            $ 233                              233                       233
Other comprehensive income
  adjustment - pension                   (1)                                          (1)           (1)
                                      -----
Comprehensive income                  $ 232
                                      =====
Preferred stock dividends declared                                        (1)                       (1)
Common stock dividends declared                                         (200)                     (200)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                    $  22       $ 866      $ 523        $ (4)      $ 1,407
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

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN CALIFORNIA GAS COMPANY

The following notes to Consolidated Financial Statements of Pacific Enterprises are incorporated herein by reference insofar as they relate to Southern California Gas Company:

Note  1 - Significant Accounting Policies
Note  2 - Short-term Borrowings
Note  3 - Long-term debt
Note  5 - Employee Benefit Plans
Note  6 - Stock-based Compensation
Note  7 - Financial Instruments
Note  9 - Regulatory Matters
Note 10 - Commitments and Contingencies

The following additional notes apply only to Southern California Gas
Company:

NOTE 4.  INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:
                                               Years ended December 31,
                                                2004     2003     2002
-----------------------------------------------------------------------
Statutory federal income tax rate               35.0%    35.0%    35.0%
Depreciation                                     5.2      6.1      5.1
State income taxes - net of
  federal income tax benefit                     5.8      5.9      7.0
Tax credits                                     (0.7)    (0.8)    (0.8)
Settlement of Internal Revenue Service audit      --     (3.1)      --
Equity AFUDC					(3.7)    (1.0)    (1.0)
Other, net                                      (1.8)    (0.4)     0.2
                                           ----------------------------
    Effective income tax rate                   39.8%    41.7%    45.5%
-----------------------------------------------------------------------

The components of income tax expense are as follows:

                                             Years ended December 31,
(Dollars in millions)                         2004    2003     2002
---------------------------------------------------------------------
Current:
  Federal                                     $ 127   $  76    $ 117
  State                                          44      30       38
                                             ------------------------
    Total                                       171     106      155
                                             ------------------------
Deferred:
  Federal                                        (3)     42       24
  State                                         (11)      5        2
                                             ------------------------
    Total                                       (14)     47       26
                                             ------------------------
Deferred investment tax credits                  (3)     (3)      (3)
                                             ------------------------
    Total income tax expense                  $ 154   $ 150    $ 178
---------------------------------------------------------------------

On the Statements of Consolidated Income, federal and state income taxes are allocated between operating income and other income. SoCalGas is included in the consolidated income tax return of Sempra Energy and is allocated income tax expense from Sempra Energy in an amount equal to that which would result from SoCalGas' having always filed a separate return.

Accumulated deferred income taxes at December 31 relate to the following:


(Dollars in millions)                             2004        2003
----------------------------------------------------------------------
Deferred tax liabilities:
  Differences in financial and
    tax bases of utility plant                    $ 268       $ 273
  Regulatory balancing accounts                      50          76
  Global settlement                                  --          (1)
  Loss on reacquired debt                            18          17
  Other                                               4           1
                                                  --------------------
     Total deferred tax liabilities                 340         366
                                                  --------------------
Deferred tax assets:
  Investment tax credits                             29          31
  Postretirement benefits                            40          45
  Deferred compensation                              15          14
  State income taxes                                 23          19
  Workers compensation                               21          20
  Contingent liabilities                             79          82
  Other                                               3           4
                                                  --------------------
     Total deferred tax assets                      210         215
                                                  --------------------
Net deferred income tax liability                 $ 130       $ 151
----------------------------------------------------------------------

The net deferred income tax liability is recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)                              2004        2003
----------------------------------------------------------------------
Current (asset) liability                         $ (17)      $  15
Noncurrent liability                                147         136
                                                  --------------------
Total                                             $ 130       $ 151
----------------------------------------------------------------------

NOTE 5. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits

The following tables present separate data for SoCalGas related to employee benefit plan information in PE's Note 5.

December 31 is the measurement date for the pension and other postretirement benefit plans. The following table provides a reconciliation of the changes in the plans' projected benefit obligations during the latest two years, the fair value of assets and a statement of the funded status as of the latest two year ends:

                                                                           Other
                                              Pension Benefits    Postretirement Benefits
                                              ----------------    -----------------------
(Dollars in millions)                          2004      2003          2004      2003
-----------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Net obligation at January 1                 $ 1,551   $ 1,368        $  820    $  682
Service cost                                     30        27            17        15
Interest cost                                    93        90            43        47
Actuarial loss (gain)                            84       172           (74)      103
Transfer of liability from Sempra Energy          2         6            --        --
Benefit payments                               (135)     (112)          (34)      (27)
                                            ---------------------------------------------
Net obligation at December 31                 1,625     1,551           772       820
                                            ---------------------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1        1,473     1,289           471       370
Actual return on plan assets                    176       294            53        83
Employer contributions                           --         2            42        45
Transfer of assets from Sempra Energy             2        --            --        --
Benefit payments                               (135)     (112)          (34)      (27)
                                            ---------------------------------------------
Fair value of plan assets at December 31      1,516     1,473           532       471
                                            ---------------------------------------------
Benefit obligation, net of plan assets
  at December 31                               (109)      (78)         (240)     (349)
Unrecognized net actuarial loss                  74        71           176       277
Unrecognized prior service cost                  65        71            --        --
Unrecognized net transition obligation           --         1            --        72 *
                                            ---------------------------------------------
Net recorded asset (liability)
  at December 31                            $    30    $   65        $  (64)   $   --
-----------------------------------------------------------------------------------------

* Prior to 2004, the company's net transition obligation was recorded at the company's parent, Pacific Enterprises.

The following table provides the amounts recognized on the Consolidated Balance Sheets at December 31:

                                                                           Other
                                              Pension Benefits    Postretirement Benefits
                                              ----------------    -----------------------
(Dollars in millions)                          2004      2003         2004       2003
-----------------------------------------------------------------------------------------
Prepaid benefit cost                          $  46     $  78        $  --      $  --
Accrued benefit cost                            (16)      (13)         (64)        --
Additional minimum liability                     (7)       (6)          --         --
Accumulated other comprehensive
  income (pretax)                                 7         6           --         --
                                              -------------------------------------------
Net recorded asset (liability)                $  30     $  65        $ (64)     $  --
-----------------------------------------------------------------------------------------

NOTE 8.  PREFERRED STOCK

                                                     December 31,
                                                    2004     2003
------------------------------------------------------------------
                                                    (in millions)
  $25 par value, authorized 1,000,000 shares
    6% Series, 79,011 shares outstanding           $   3    $   3
    6% Series A, 783,032 shares outstanding           19       19
  Without par value, authorized 10,000,000 shares     --       --
                                                  ---------------
     Total preferred stock                         $  22    $  22
-----------------------------------------------------------------

None of SoCalGas' preferred stock is callable. All series have one vote per share and cumulative preferences as to dividends, and have a liquidation value of $25 per share plus any unpaid dividends.

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                        Quarters ended
(Dollars in millions)                  March 31   June 30   September 30   December 31
--------------------------------------------------------------------------------------
2004
Operating revenues                     $ 1,148      $ 847       $ 826       $ 1,176
Operating expenses                       1,080        792         759         1,128
                                      ------------------------------------------------
Operating income                       $    68      $  55       $  67       $    48
                                      ------------------------------------------------

Net income                             $    56      $  51       $  68       $    58
Dividends on preferred stock                --          1          --            --
                                      ------------------------------------------------
Earnings applicable
  to common shares                     $    56      $  50       $  68       $    58
--------------------------------------------------------------------------------------

2003
Operating revenues                     $ 1,008      $ 820       $ 794       $   922
Operating expenses                         938        772         736           875
                                       -----------------------------------------------
Operating income                       $    70      $  48       $  58       $    47
                                      ------------------------------------------------

Net income                             $    58      $  38       $  53       $    61
Dividends on preferred stock                --          1          --            --
                                      ------------------------------------------------
Earnings applicable
  to common shares                     $    58      $  37       $  53       $    61
--------------------------------------------------------------------------------------

Operating revenues and expenses in the fourth quarter of 2004 included the favorable impact of the final cost of service decision and operating expenses included litigation costs recorded in the fourth quarter.

Operating revenues in the third quarter of 2003 included the recognition of $48 million of natural gas procurement awards. The after-tax impact to net income was $29 million. Additionally, operating expenses in the third quarter of 2003 were impacted by a $55 million before-tax charge for litigation and for losses associated with a sublease of portions of the SoCalGas headquarters building. The after-tax impact was $32 million.

Net income in the fourth quarter of 2003 included $29 million related to the favorable resolution of income tax issues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Management has established disclosure controls and procedures to ensure that material information relating to the company and its consolidated subsidiaries is made known to the officers who certify the company's financial reports and to other members of senior management and the Board of Directors. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the company have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level, to ensure that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms.

Management's Report on Internal Control Over Financial Reporting - Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that the company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

ITEM 9B.  OTHER INFORMATION

In February 2005, Sempra Energy entered into a severance pay agreement with each executive officer of Pacific Enterprises (other than Stephen
L. Baum and Neal E. Schmale whose continuing employment and employment-related agreements have been previously filed with the Securities and Exchange Commission) and each executive officer of SoCalGas to replace the previously reported similar agreements. The agreements are for an initial term of three years and are subject to automatic one year extensions on each anniversary of the effective date (commencing with the second anniversary) unless Sempra Energy or the executive elects not to extend the term.

The agreements provide severance benefits to the executive in the event that Sempra Energy or its subsidiaries terminates the executive's employment (other than for cause, death or disability) or the executive does so for good reason.

Severance benefits under the agreements vary with the executive's position and include (i) a lump sum cash severance payment varying from 50% to 100% of the sum of the executive's annual base salary plus the greater of the executive's average annual bonus or average annual target bonus for the two years prior to termination; (ii) continuation of health insurance benefits for a period varying from six months to one year; and (iii) financial planning and outplacement services for a period varying from 18 months to two years. If the termination were to occur within two years after a change in control of the company, (i) the lump sum cash severance payment would be multiplied by two; (ii) an additional lump sum payment would be paid equal to the pro rata portion for the year of termination of the target amount payable under any annual incentive compensation award for that year or, if greater, the average of the three highest gross annual bonus awards paid to the executive in the five years preceding the year of termination; (iii) all equity-based incentive compensation awards would immediately vest and become exercisable or payable and any restrictions on the awards would automatically lapse; (iv) a lump sum cash payment would be made equal to the present value of the executive's benefits under supplemental executive retirement plans calculated on the basis of the greater of actual years of service or years of service that would have been completed upon attaining age 62 and applying certain early retirement factors; (v) life, disability, accident and health insurance benefits would be continued for a period varying from one year to two years; and
(vi) financial planning and outplacement services would be provided for a period varying from two years to three years.

The agreements also provide that if the terminated executive agrees to provide consulting services for two years and abide by certain covenants regarding non-solicitation of employees and information confidentiality, the executive would receive (i) an additional lump sum payment equal to the executive's annual base salary and the greater of the executive's target bonus for the year of termination or the average of the two or three highest gross annual bonus awards paid to the executive in the five years prior to termination and (ii) health insurance benefits would be continued for an additional one year.

The agreements also provide for a gross-up payment to offset the effects of any excise tax imposed on the executive under Section 4999 of the Internal Revenue Code.

Good reason is defined in the agreements to include the assignment to the executive of duties materially inconsistent with those appropriate to a senior executive of Sempra Energy and its subsidiaries; a material reduction in the executive's overall standing and responsibilities within Sempra Energy and its subsidiaries; and a material reduction in the executive's annualized compensation and benefit opportunities other than across-the-board reductions affecting all similarly situated executives of comparable rank. Following a change in control, good reason is defined to include an adverse change in the executive's title, authority, duties, responsibilities or reporting lines; reduction in the executive's annualized compensation opportunities other than across-the-board reductions of less than 10% similarly affecting all similarly situated executives of comparable rank; relocation of the executive's principal place of employment by more than 30 miles; and a substantial increase in business travel obligations. A change in control is defined to include the acquisition by one person or group of 20% or more of the voting power of Sempra Energy's shares; the election of a new majority of the board of Sempra Energy comprised of individuals who are not recommended for election by two-thirds of the current directors or successors to the current directors who were so recommended for election; certain mergers, consolidations or sales of assets that result in the shareholders of Sempra Energy owning less than 60% of the voting power of Sempra Energy or of the surviving entity or its parent; and approval by shareholders of the liquidation or dissolution of the company.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2005 annual meeting of shareholders. The information required on the companies' executive officers is set forth below.

EXECUTIVE OFFICERS OF THE REGISTRANT
Name                        Age*    Position
-------------------------------------------------------------------
Pacific Enterprises --
Stephen L. Baum              63     Chairman, Chief Executive
                                    Officer and President

M. Javade Chaudhri           52     Executive Vice President and
                                    General Counsel

Neal E. Schmale              58     Executive Vice President and
                                    Chief Financial Officer

Frank H. Ault                60     Senior Vice President and
                                    Controller

Charles A. McMonagle         54     Vice President and Treasurer

Thomas C. Sanger             61     Corporate Secretary

Southern California Gas Company --
Edwin A. Guiles              55     Chairman and Chief Executive
                                    Officer

Debra L. Reed                48     President and Chief Operating
                                    Officer

Steven D. Davis              48     Senior Vice President, External
                                    Relations and Chief Financial
                                    Officer

Margot A. Kyd                51     Senior Vice President, Corporate
                                    Business Solutions

William L. Reed              52     Senior Vice President, Regulatory
                                    and Strategic Planning

Anne S. Smith                51     Senior Vice President, Customer
                                    Service

Lee M. Stewart               59     Senior Vice President, Gas
                                    Transmission

Terry M. Fleskes             48     Vice President and Controller

*  As of December 31, 2004.

Each Executive Officer has been an officer or employee of Sempra Energy or one of its subsidiaries for more than five years, with the exception of Mr. Chaudhri. Prior to joining the company in 2003, Mr. Chaudhri was Senior Vice President and General Counsel of Gateway, Inc. Each executive officer of Southern California Gas Company holds the same position at San Diego Gas & Electric Company.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Information Statement prepared for the May 2005 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Information Statement prepared for the May 2005 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services as required by Item 14 is incorporated by reference from "Proposal 3:
Ratification of Independent Auditors" in the Information Statement prepared for the May 2005 annual meeting of shareholders.

                                PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                             Page in
                                                           This Report
Reports of Independent Registered Public Accounting
  Firm for Pacific Enterprises . . . . . . . . . . . . . . . . . . 27

Pacific Enterprises Statements of Consolidated Income
  for the years ended December 31, 2004, 2003 and 2002 . . . . . . 30

Pacific Enterprises Consolidated Balance Sheets
  at December 31, 2004 and 2003. . . . . . . . . . . . . . . . . . 31

Pacific Enterprises Statements of Consolidated Cash Flows
  for the years ended December 31, 2004, 2003 and 2002 . . . . . . 33

Pacific Enterprises Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2004, 2003 and 2002 . . . . . . . . . . . . . . . . 34

Pacific Enterprises Notes to Consolidated
  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 35

Reports of Independent Registered Public Accounting
  Firm for Southern California Gas Company . . . . . . . . . . . . 69

SoCalGas Statements of Consolidated Income for the years
  ended December 31, 2004, 2003 and 2002 . . . . . . . . . . . . . 72

SoCalGas Consolidated Balance Sheets at December 31,
  2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . 73

SoCalGas Statements of Consolidated Cash Flows for the
  years ended December 31, 2004, 2003 and 2002 . . . . . . . . . . 75

SoCalGas Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2004, 2003 and 2002 . . . . . . . . . . . . . . . . 76

SoCalGas Notes to Consolidated Financial Statements. . . . . . . . 77

2. Financial statement schedules

The following document may be found in this report at the indicated page number.

Schedule I--Condensed Financial Information of Parent. . . . . . . 90

Other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable or the information is included in the Consolidated Financial Statements and notes thereto.

3. Exhibits

See Exhibit Index on page 94 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 2004:

Current Report on Form 8-K filed October 27, 2004, discussing the current status of the California Utilities' Cost of Service Proceedings and the Border Price Investigation.

Current Report on Form 8-K filed November 4, 2004, filing as an exhibit Sempra Energy's press release of November 4, 2004, giving the financial results for the quarter ended September 30, 2004.

Current Report on Form 8-K filed November 5, 2004, discussing the current status of the California Utilities' Cost of Service
Proceedings, including a proposed decision and an alternate proposed decision issued by CPUC commissioners on November 4, 2004.

Current Report on Form 8-K filed November 17, 2004, discussing the current status of the Border Price Investigation, including the proposed decision issued by the CPUC Administrative Law Judge on November 16, 2004.

Current Report on Form 8-K filed December 3, 2004, discussing the current status of the California Utilities' Cost of Service
Proceedings, including the CPUC decision issued on December 2, 2004.

Current Report on Form 8-K filed December 7, 2004, discussing and filing as an exhibit the 2005 Deferred Compensation Plan.

Current Report on Form 8-K filed December 10, 2004, reporting the closing of SoCalGas' public offering and sale of $100,000,000 of bonds and filing as exhibits the underwriting agreement and pricing agreement dated December 7, 2004, the supplemental indenture dated December 10, 2004, and the form of the bond.

Current Report on Form 8-K filed December 17, 2004, discussing the current status of the Border Price Investigation.

Current Report on Form 8-K filed January 11, 2005, discussing the current status of energy crisis litigation.

Current Report on Form 8-K filed January 18, 2005, discussing the current status of energy crisis litigation.

Current Report on Form 8-K filed February 23, 2005, filing as an exhibit Sempra Energy's press release of February 23, 2005, giving the financial results for the three months ended December 31, 2004.

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON
SCHEDULES

To the Board of Directors and Shareholders of Pacific Enterprises:

We consent to the incorporation by reference in Registration Statement Numbers 2-96782, 33-26357, 2-66833, 2-96781, 33-21908 and 33-54055 on
Form S-8 and Registration Statement Numbers 33-24830, 333-52926 and 33-44338 on Form S-3 of our reports dated February 22, 2005 relating to the financial statements of Pacific Enterprises and management's report on the effectiveness of internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Pacific Enterprises for the year ended December 31, 2004.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Pacific Enterprises, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 22, 2005

To the Board of Directors and Shareholders of Southern California Gas
Company:

We consent to the incorporation by reference in Registration Statement Numbers 333-70654, 333-45537, 33-51322, 33-53258, 33-59404 and 33-52663
on Form S-3 of our reports dated February 22, 2005 relating to the financial statements of Southern California Gas Company and management's report on the effectiveness of internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2004.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 22, 2005

Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

PACIFIC ENTERPRISES

                        Condensed Statements of Income
                            (Dollars in millions)


For the years ended December 31              2004      2003      2002
                                            ------    ------    ------
Interest income                             $   13    $    4    $    6
Expenses, interest and income taxes             13        (4)        9
                                            ------    ------    ------
Income (loss) before subsidiary earnings        --         8        (3)
Subsidiary earnings                            232       209       212
                                            ------    ------    ------
Earnings applicable to common shares        $  232    $  217    $  209
                                            ======    ======    ======



                           Condensed Balance Sheets
                            (Dollars in millions)


Balance at December 31                               2004        2003
                                                  --------    --------
Assets:
Current assets                                    $   103     $    104
Investment in subsidiary                            1,386        1,354
Due from affiliates - long-term                       396          356
Deferred charges and other assets                      48          111
                                                  --------    --------
     Total assets                                 $ 1,933     $  1,925
                                                  ========    ========
Liabilities and Shareholders' Equity:
   Due to affiliates                              $    72     $     66
   Other current liabilities                           10           10
                                                  --------    --------
     Total current liabilities                         82           76
Other long-term liabilities                            37          152
Common equity                                       1,734        1,617
Preferred stock                                        80           80
                                                  --------    --------
     Total liabilities and shareholders' equity   $ 1,933     $  1,925
                                                  ========    ========

Schedule I (continued)


PACIFIC ENTERPRISES
Condensed Financial Information of Parent


                      Condensed Statements of Cash Flows
                          (Dollars in millions)


For the years ended December 31                    2004     2003     2002
                                                  ------   ------   ------
Net cash provided by (used in)
  operating activities                            $  43    $  (9)   $  (5)
                                                  ------   ------   ------
Cash provided by investing activities  -
   dividends received from subsidiaries             200      200      200
                                                  ------   ------   ------
Common dividends paid                              (200)    (250)    (100)
Preferred dividends paid                             (4)      (4)      (4)
Due to/from affiliates - net                        (39)      63      (91)
Other                                                --       --       --
                                                  ------   ------   ------
Cash flows used in financing activities            (243)    (191)    (195)
                                                  ------   ------   ------
Change in cash and cash equivalents                  --       --       --
Cash and cash equivalents, January 1                 --       --       --
                                                  ------   ------   ------
Cash and cash equivalents, December 31            $  --    $  --    $  --
                                                  ======   ======   ======


                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          PACIFIC ENTERPRISES


                              By:    /s/ Stephen L. Baum

                                 Stephen L. Baum
                                 Chairman, President
                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Name/Title                              Signature                         Date
Principal Executive Officer:
Stephen L. Baum
Chairman, President
and Chief Executive Officer          /s/ Stephen L. Baum        February 23, 2005

Principal Financial Officer:
Neal E. Schmale
Executive Vice President and
Chief Financial Officer              /s/ Neal E. Schmale        February 23, 2005

Principal Accounting Officer:
Frank H. Ault
Senior Vice President and
Controller                           /s/ Frank H. Ault          February 23, 2005

Directors:
Stephen L. Baum, Chairman            /s/ Stephen L. Baum        February 23, 2005



Frank H. Ault, Director              /s/ Frank H. Ault          February 23, 2005


Neal E. Schmale, Director            /s/ Neal E. Schmale        February 23, 2005



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


Name/Title                              Signature                         Date

Principal Executive Officer:
Edwin A. Guiles
Chairman and
Chief Executive Officer              /s/ Edwin A. Guiles       February 23, 2005

Principal Financial Officer:
Steven D. Davis
Sr. Vice President,
External Relations and
Chief Financial Officer              /s/ Steven D. Davis       February 23, 2005

Principal Accounting Officer:
Terry M. Fleskes
Vice President and
Controller                           /s/ Terry M. Fleskes      February 23, 2005

Directors:
Edwin A. Guiles, Chairman            /s/ Edwin A. Guiles       February 23, 2005



Debra L. Reed, Director              /s/ Debra L. Reed         February 23, 2005


Frank H. Ault, Director              /s/ Frank H. Ault         February 23, 2005

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

Exhibit 3 -- By-Laws and Articles Of Incorporation

3.01  Articles of Incorporation of Pacific Enterprises (Pacific
      Enterprises 1996 Form 10-K, Exhibit 3.01).

3.02 Restated Bylaws of Pacific Enterprises dated November 6, 2001. (2001 Form 10-K, Exhibit 3.02).

3.03 Restated Articles of Incorporation of Southern California Gas Company (Southern California Gas Company 1996 Form 10-K, Exhibit 3.01).

3.04 Restated Bylaws of Southern California Gas Company dated November 6, 2001. (2001 Form 10-K, Exhibit 3.04).

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

4.14 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A. dated as of October 1, 2002 (2002 Sempra Energy Form 10-K,
      Exhibit 4.17).

4.15 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., Dated as of October 17, 2003 (2004 Sempra Energy Form 10-K,
      Exhibit 4.19).

4.16 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., Dated as of December 15, 2003 (2004 Sempra Energy Form 10-K,
      Exhibit 4.20).

4.17 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., Dated as of October December 10, 2004 (2004 Sempra Energy Form 10-K, Exhibit 4.21).

4.18 Specimen 7 3/4% Series Preferred Stock Certificate (Southern California Gas Company 1992 Form 10-K, Exhibit 4.15).

Exhibit 10 -- Material Contracts

Compensation

10.01  Form of Severance Pay Agreement (2004 Sempra Energy 10-K
       Exhibit 10.10).

10.02  Sempra Energy 2005 Deferred Compensation Plan (Pacific
       Enterprises Form 8-K filed on December 07, 2004, Exhibit 10.1).

10.03 Sempra Energy Employee Stock Incentive Plan (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.1).

10.04  Sempra Energy Amended and Restated Executive Life
       Insurance Plan (September 30, 2004 Sempra Energy Form 10-Q,
       Exhibit 10.2).

10.05  Sempra Energy Excess Cash Balance Plan (September 30, 2004
       Sempra Energy Form 10-Q, Exhibit 10.3).

10.06  Form of Sempra Energy 1998 Long Term Incentive Plan
       Performance-Based Restricted Stock Award (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.4).

10.07  Form of Sempra Energy 1998 Long Term Incentive Plan
       Nonqualified Stock Option Agreement (September 30, 2004
       Sempra Energy Form 10-Q, Exhibit 10.5).

10.08  Form of Sempra Energy 1998 Non-Employee Directors' Stock
       Plan Nonqualified Stock Option Agreement (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.6).

10.09 Sempra Energy Supplemental Executive Retirement Plan (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.7).

10.10 Neal Schmale Restricted Stock Award Agreement (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.8).

10.11  Severance Pay Agreement between Sempra Energy and
       Donald E. Felsinger (September 30, 2004 Sempra Energy Form 10-Q,
       Exhibit 10.9).

10.12 Severance Pay Agreement between Sempra Energy and Neal Schmale (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.10).

10.13 Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy Form 10-Q,
       Exhibit 10.11).

10.14  Sempra Energy 2003 Executive Incentive Plan B (2003 Sempra
       Energy Form 10-K, Exhibit 10.10).

10.15  Sempra Energy 2003 Executive Incentive Plan (June 30, 2003
       Sempra Energy Form 10-Q, Exhibit 10.1).

10.16 Amended 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.2).

10.17 Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.18 Amended Sempra Energy Retirement Plan for Directors (2002 Sempra Energy Form 10-K, Exhibit 10.10).

10.19 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (Sempra Energy September 30, 2002 Form 10-Q,
       Exhibit 10.3).

10.20 Sempra Energy Executive Security Bonus Plan effective January 1, 2001 (2001 Sempra Energy Form 10-K, Exhibit 10.08).

10.21 Form of Sempra Energy Severance Pay Agreement for Executives (2001 Sempra Energy Form 10-K, Exhibit 10.07).

10.22 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (Sempra Energy 2000 Form 10-K,
       Exhibit 10.07).

10.23 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998, Exhibit 4.1).

10.24 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992. (Pacific
       Enterprises 1992 Form 10-K, Exhibit 10.18).

10.25 Amended and Restated Pacific Enterprises Employee Stock Option Plan (Southern California Gas Company 1996 Form 10-K, Exhibit 10.10).

Exhibit 12 -- Statement Re: Computation of Ratios

12.01 Pacific Enterprises Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

12.02 Southern California Gas Company Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

Exhibit 21 -- Subsidiaries

21.01  Pacific Enterprises Schedule of Subsidiaries at December 31, 2004.

21.02 Southern California Gas Company Schedule of Subsidiaries at December 31, 2004.

Exhibit 23 -- Consents of Independent Registered Public
      Accounting Firm, page 89.

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

32.1 Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2 Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

32.3 Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4 Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

GLOSSARY


AFUDC                Allowance for Funds Used During Construction

ALJ                  Administrative Law Judge

ARB                  Accounting Research Bulletin

BCAP                 Biennial Cost Allocation Proceeding

California
Utilities            Southern California Gas Company and San Diego Gas
                     & Electric

CPUC                 California Public Utilities Commission

DSM                  Demand Side Management

El Paso              El Paso Natural gas Company

ERMG                 Energy Risk Management Group

ERMOC                Energy Risk Management Oversight Committee

FASB                 Financial Accounting Standards Board

FERC                 Federal Energy Regulatory Commission

FSP                  FASB Staff Position

GCIM                 Gas Cost Incentive Mechanism

GIR                  Gas Industry Restructuring

ICWUC                International Chemical Workers' Union Counsel

IRS                  Internal Revenue Service

IOUs                 Investor-Owned Utilities

LIBOR                London Interbank Offered Rate

LIFO                 Last in first out inventory costing method

LNG                  Liquefied Natural Gas

MGP                  Manufactured-Gas Plants

mmbtu                Million British Thermal Units (of natural gas)

OIR                  Order Instituting Ratemaking

ORA                  Office of Ratepayer Advocates

PBR                  Performance-Based Ratemaking/Regulation

PE                   Pacific Enterprises

PRP                  Potentially Responsible Party

RD&D                 Research Development and Demonstration

ROE                  Return on Equity

ROR                  Return on Ratebase

SDG&E                San Diego Gas & Electric Company

SFAS                 Statement of Financial Accounting Standards

SoCalGas             Southern California Gas Company

UWUA                 Utility Workers' Union of America

VaR                  Value at Risk