Form 10-Q
period 2005-03-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2005-05-04
CIK 75527, 92108

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               March 31, 2005
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ________________  to _________________

Commission       Name of Registrant, State of         I.R.S. Employer
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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the outcome of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                          2005       2004
                                                        -------    -------
Operating revenues                                      $ 1,241    $ 1,148
                                                        -------    -------

Operating expenses
  Cost of natural gas                                       801        721
  Other operating expenses                                  215        210
  Depreciation                                               66         74
  Income taxes                                               48         44
  Franchise fees and other taxes                             33         33
                                                        -------    -------
    Total operating expenses                              1,163      1,082
                                                        -------    -------
Operating income                                             78         66
                                                        -------    -------
Other income and (deductions)
  Interest income                                             4          8
  Regulatory interest, net                                   (1)        (3)
  Allowance for equity funds used
    during construction                                       1          1
  Other, net                                                 (1)        (1)
                                                        -------    -------
    Total                                                     3          5
                                                        -------    -------
Interest charges
  Long-term debt                                             10          9
  Other                                                       2          3
                                                        -------    -------
    Total                                                    12         12
                                                        -------    -------
Net income                                                   69         59
Preferred dividend requirements                               1          1
                                                        -------    -------
Earnings applicable to common shares                    $    68    $    58
                                                        =======    =======
See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                    March 31,      December 31,
                                                      2005             2004
                                                 -------------    -------------
ASSETS
Utility plant, at original cost                      $ 7,303          $ 7,254
Accumulated depreciation                              (2,899)          (2,863)
                                                     -------          -------
    Utility plant, net                                 4,404            4,391
                                                     -------          -------
Current assets:
  Cash and cash equivalents                               25               34
  Accounts receivable - trade                            508              673
  Accounts receivable - other                             27               14
  Interest receivable                                     31               32
  Due from unconsolidated affiliates                     326                7
  Income taxes receivable                                 51               31
  Deferred income taxes                                    4                9
  Regulatory assets arising from fixed-price
    contracts and other derivatives                       90               97
  Other regulatory assets                                 30               26
  Inventories                                             16               72
  Other                                                    6               10
                                                     -------          -------
    Total current assets                               1,114            1,005
                                                     -------          -------
Other assets:
  Due from unconsolidated affiliates                     448              396
  Regulatory assets arising from fixed-price
    contracts and other derivatives                       32               52
  Sundry                                                  95              109
                                                     -------          -------
    Total other assets                                   575              557
                                                     -------          -------
Total assets                                         $ 6,093          $ 5,953
                                                     =======          =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                   March 31,       December 31,
                                                     2005              2004
                                                 -------------     ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (600 million shares authorized;
    84 million shares outstanding)                   $ 1,453          $ 1,453
  Retained earnings                                      353              285
  Accumulated other comprehensive income (loss)           (4)              (4)
                                                     -------          -------
    Total common equity                                1,802            1,734
  Preferred stock                                         80               80
                                                     -------          -------
    Total shareholders' equity                         1,882            1,814
  Long-term debt                                         860              864
                                                     -------          -------
    Total capitalization                               2,742            2,678
                                                     -------          -------
Current liabilities:
  Short-term debt                                         --               30
  Accounts payable - trade                               199              314
  Accounts payable - other                                55               65
  Due to unconsolidated affiliates                        72              127
  Interest payable                                        15               10
  Regulatory balancing accounts, net                     260              178
  Fixed-price contracts and other derivatives             90               97
  Customer deposits                                       57               49
  Temporary LIFO liquidation                             200               --
  Other                                                  274              259
                                                     -------          -------
    Total current liabilities                          1,222            1,129
                                                     -------          -------

Deferred credits and other liabilities:
  Customer advances for construction                      56               55
  Postretirement benefits other than pensions             62               64
  Deferred income taxes                                  124              123
  Deferred investment tax credits                         40               41
  Regulatory liabilities arising from cost of
    removal obligations                                1,460            1,446
  Other regulatory liabilities                            72               67
  Fixed-price contracts and other derivatives             34               52
  Preferred stock of subsidiary                           20               20
  Deferred credits and other                             261              278
                                                     -------          -------
    Total deferred credits and other liabilities       2,129            2,146
                                                     -------          -------
Commitments and contingencies (Note 5)

Total liabilities and shareholders' equity           $ 6,093          $ 5,953
                                                     =======          =======

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)


                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                          2005       2004
                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  69      $  59
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             66         74
    Deferred income taxes and investment tax credits         11         24
  Net changes in other working capital components           330        482
  Changes in other assets                                     2         --
  Changes in other liabilities                               (7)       (39)
                                                          -----      -----
    Net cash provided by operating activities               471        600
                                                          -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment            (63)       (62)
  Affiliate loans                                          (386)      (350)
                                                          -----      -----
    Net cash used in investing activities                  (449)      (412)
                                                          -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred dividends paid                                   (1)        (1)
  Payments on long-term debt                                 --       (175)
  Decrease in short-term debt                               (30)        --
                                                          -----      -----
    Net cash used in financing activities                   (31)      (176)
                                                          -----      -----
Increase (decrease) in cash and cash equivalents             (9)        12
Cash and cash equivalents, January 1                         34         32
                                                          -----      -----
Cash and cash equivalents, March 31                       $  25      $  44
                                                          =====      =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized           $   6      $   5
                                                          =====      =====
  Income tax payments, net of refunds                     $  56      $  --
                                                          =====      =====

See notes to Consolidated Financial Statements.


SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                          2005       2004
                                                        -------    -------
Operating revenues                                      $ 1,241    $ 1,148
                                                        -------    -------

Operating expenses
  Cost of natural gas                                       801        721
  Other operating expenses                                  215        209
  Depreciation                                               66         74
  Income taxes                                               47         43
  Franchise fees and other taxes                             33         33
                                                        -------    -------
    Total operating expenses                              1,162      1,080
                                                        -------    -------
Operating income                                             79         68
                                                        -------    -------
Other income and (deductions)
  Interest income                                             2          1
  Regulatory interest, net                                   (1)        (3)
  Allowance for equity funds used
    during construction                                       1          1
  Other, net                                                 (1)        (1)
                                                        -------    -------
    Total                                                     1         (2)
                                                        -------    -------
Interest charges
  Long-term debt                                             10          9
  Other                                                       1          1
                                                        -------    -------
    Total                                                    11         10
                                                        -------    -------
Net income/earnings applicable to common shares         $    69    $    56
                                                        =======    =======
See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                          March 31,      December 31,
                                                            2005             2004
                                                        -------------    ------------
ASSETS
Utility plant, at original cost                             $ 7,303         $ 7,254
Accumulated depreciation                                     (2,899)         (2,863)
                                                            -------         -------
    Utility plant, net                                        4,404           4,391
                                                            -------         -------

Current assets:
  Cash and cash equivalents                                      25              34
  Accounts receivable - trade                                   508             673
  Accounts receivable - other                                    25              13
  Interest receivable                                            31              31
  Due from unconsolidated affiliates                            323              --
  Deferred income taxes                                          11              17
  Regulatory assets arising from fixed-price contracts
    and other derivatives                                        90              97
  Other regulatory assets                                        30              26
  Inventories                                                    16              72
  Other                                                           6              10
                                                            -------         -------
    Total current assets                                      1,065             973
                                                            -------         -------
Other assets:
  Regulatory assets arising from fixed-price contracts
    and other derivatives                                        32              52
   Sundry                                                        72              86
                                                            -------         -------
    Total other assets                                          104             138
                                                            -------         -------
Total assets                                                $ 5,573         $ 5,502
                                                            =======         =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                          March 31,      December 31,
                                                            2005             2004
                                                        -------------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (100 million shares authorized;
    91 million shares outstanding)                          $   866         $   866
  Retained earnings                                             542             523
  Accumulated other comprehensive income (loss)                  (4)             (4)
                                                            -------         -------
    Total common equity                                       1,404           1,385
  Preferred stock                                                22              22
                                                            -------         -------
    Total shareholders' equity                                1,426           1,407
  Long-term debt                                                860             864
                                                            -------         -------
    Total capitalization                                      2,286           2,271
                                                            -------         -------

Current liabilities:
  Short-term debt                                                --              30
  Accounts payable - trade                                      199             314
  Accounts payable - other                                       55              65
  Due to unconsolidated affiliates                               --              55
  Interest payable                                               15              10
  Income taxes payable                                           43              63
  Regulatory balancing accounts, net                            260             178
  Fixed-price contracts and other derivatives                    90              97
  Customer deposits                                              57              49
  Temporary LIFO liquidation                                    200              --
  Other                                                         273             257
                                                            -------         -------
    Total current liabilities                                 1,192           1,118
                                                            -------         -------

Deferred credits and other liabilities:
  Customer advances for construction                             56              55
  Postretirement benefits other than pensions                    62              64
  Deferred income taxes                                         147             147
  Deferred investment tax credits                                40              41
  Regulatory liabilities arising from cost
    of removal obligations                                    1,460           1,446
  Other regulatory liabilities                                   72              67
  Fixed-price contracts and other derivatives                    34              52
  Deferred credits and other                                    224             241
                                                            -------         -------
    Total deferred credits and other liabilities              2,095           2,113
                                                            -------         -------
Commitments and contingencies (Note 5)

Total liabilities and shareholders' equity                  $ 5,573         $ 5,502
                                                            =======         =======

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                            2005        2004
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  69       $  56
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                               66          74
    Deferred income taxes and investment tax credits           11          24
  Net changes in other working capital components             326         415
  Changes in other assets                                       1          --
  Changes in other liabilities                                 (6)        (19)
                                                            -----       -----
    Net cash provided by operating activities                 467         550
                                                            -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment              (63)        (62)
  Affiliate loan                                             (333)       (251)
                                                            -----       -----
    Net cash used in investing activities                    (396)       (313)
                                                            -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                       (50)        (50)
  Payments on long-term debt                                   --        (175)
  Decrease in short-term debt                                 (30)         --
                                                            -----       -----
    Net cash used in financing activities                     (80)       (225)
                                                            -----       -----
Increase (decrease) in cash and cash equivalents               (9)         12
Cash and cash equivalents, January 1                           34          32
                                                            -----       -----
Cash and cash equivalents, March 31                         $  25       $  44
                                                            =====       =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized             $   5       $   4
                                                            =====       =====
  Income tax payments, net of refunds                       $  56       $  --
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

Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric (SDG&E). SoCalGas and SDG&E are collectively referred to herein as the California Utilities.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report).

For the quarters ended March 31, 2005 and 2004, comprehensive income was equal to earnings applicable to common shares.

The companies' significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

SoCalGas accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting
Standards (SFAS) 71, Accounting for the Effects of Certain Types of
Regulation.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following table provides the components of benefit costs for the quarters ended March 31:

                                                                Other
                                    Pension Benefits    Postretirement Benefits
                                   --------------------------------------------
(Dollars in millions)               2005       2004         2005       2004
-------------------------------------------------------------------------------
Service cost                        $  8       $  8         $  5       $  5
Interest cost                         25         23           11         12
Expected return on assets            (25)       (24)          (9)        (8)
Amortization of:
  Transition obligation               --         --           --          2
  Prior service cost                   2          1           --         --
  Actuarial loss                       1          1            2          3
Regulatory adjustment                (10)        (8)           1         (2)
                                   --------------------------------------------
Total net periodic benefit cost     $  1       $  1         $ 10       $ 12
-------------------------------------------------------------------------------

Note 5 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contribution to its pension and other postretirement benefit plans in 2005. For the quarter ended March 31, 2005, $1 million and $10 million of contributions have been made to its pension plan and other postretirement benefit plans, respectively.

In accordance with Financial Accounting Standards Board (FASB) Staff Position 106-2, the net periodic postretirement benefit costs for the quarter ended March 31, 2005 were reduced by $3 million, before regulatory adjustments, to reflect the expected subsidy as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, were as follows (dollars in millions):

                                                  2005       2004
------------------------------------------------------------------
Balance as of January 1 and March 31             $   9      $  11
------------------------------------------------------------------

At March 31, 2005 and December 31, 2004, the estimated removal costs recorded as a regulatory liability were $1.5 billion and $1.4 billion, respectively, for SoCalGas.

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: In December 2004, the FASB issued SFAS 123 (revised), a revision of SFAS 123, Accounting for Stock-Based Compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services received. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and gives companies three alternative transition methods. Sempra Energy has not determined the transition method it will use. The effective date of this statement is January 1, 2006 for Sempra Energy.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47): Issued in March 2005, FIN 47 clarifies that the term conditional asset-retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report. The company has not determined the effect of FIN 47 on its financial position or results of operations.

NOTE 3. FINANCIAL INSTRUMENTS

Accounting for Derivative Instruments and Hedging Activities

In accordance with SFAS 133 and related amendments SFAS 138 and 149 (collectively SFAS 133), derivative instruments and related hedges are recognized as assets or liabilities on the balance sheet (measured at fair value) and changes in their fair values are recognized in earnings unless the derivative qualifies as an accounting hedge.

SFAS 133 provides for hedge accounting treatment when certain criteria are met. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the item to which the risk being hedged is related; therefore, there is no effect on net income.

For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not in net income until the corresponding hedged transaction is similarly reflected. Any ineffective portion is reported in earnings immediately. There was no effect from cash flow hedges on net income or other comprehensive income for the quarters ended March 31, 2005 and 2004, respectively.

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

The company classifies its forward contracts as follows:

Contracts that meet the definition of normal purchases and sales, i.e., those that rarely settle by means other than physical delivery of the commodities involved in the transaction, are eligible for the normal purchases and sales exception of SFAS 133, whereby they are accounted for under accrual accounting and recorded in Revenues or Cost of Natural Gas on the Statements of Consolidated Income at the time of delivery.

Natural Gas Purchases and Sales:

The unrealized gains and losses related to forward contracts are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates. If gains and losses are not recoverable or payable through future rates, the company applies hedge accounting if certain criteria are met. When a contract no longer meets the hedging requirements of SFAS 133, the unrealized gains and losses and the related regulatory asset or liability will be amortized over the remaining contract life.

The transactions associated with fixed-price contracts and other derivatives had no material impact on the Statements of Consolidated Income for the quarters ended March 31, 2005 and 2004.

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

Interest-Rate Risk Management

As described in Note 3 of the notes to Consolidated Financial
Statements in the Annual Report, the company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower the overall cost of borrowing.

Energy Contracts

SoCalGas records transactions for natural gas contracts in Cost of Natural Gas in the Statements of Consolidated Income. For open contracts not expected to result in physical delivery, changes in the market value of the contracts are recorded in these accounts during the period the contracts are open, with an offsetting entry to a regulatory asset or liability. The majority of the company's contracts result in physical delivery.

NOTE 4. REGULATORY MATTERS

COST OF SERVICE FILINGS

In July 2004, the California Utilities filed with the California Public Utilities Commission (CPUC) a proposed settlement of Phase II of their cost of service proceedings, addressing attrition allowances and performance-based incentive mechanisms. On March 17, 2005, the CPUC approved the settlement and adopted related performance measures and incentives.

The CPUC's decision establishes an indexing methodology for post-test-year ratemaking which includes inflation adjustments and earnings-sharing mechanisms. The decision is retroactive to January 1, 2005 and is applicable to years 2005-2007. It eliminates earnings sharing that would otherwise have been applicable for 2004 and incentive awards for 2004.

For the years 2005-2007, the California Utilities' authorized base-rate revenues will be annually increased by the increase in the Consumer Price Index, subject to minimum and maximum percentage increases that vary with the particular utility and increase yearly. The annual minimum percentage increases range from 2.0% to 3.3% and the annual maximum percentage increases range from 3.0% to 4.3%. For these years, any utility base-rate earnings that exceed the CPUC-authorized rate of return on ratebase plus 0.5 percentage point will be shared with customers, in proportions that vary with the amount of the excess, beginning with customers' receiving 75% of the excess, declining to 25% as the excess increases. The decision authorizes either utility to file for a suspension of the indexing and sharing mechanisms if its base-rate earnings for any year are at least 1.75 percentage points below its authorized rate of return and authorizes others to file for a suspension if either utility's base-rate earnings for any year are at least 1.75 percentage points above its authorized rate of return. The mechanisms will be automatically suspended for either utility if its base-rate earnings for either 2005 or 2006 are at least 3 percentage points above or below its authorized rate of return.

The decision also establishes formula-based performance measures for customer service and reliability. These provide symmetrical annual reward and penalty potentials aggregating approximately $8 million.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings before CPUC approval of the award is received. No incentive awards were approved during the first quarter of 2005.

On December 30, 2004, a joint settlement agreement between the California Utilities and the CPUC's Office of Ratepayers Advocates (collectively, the joint parties) was filed with the CPUC for approval. The settlement agreement resolves all outstanding shareholder earnings claims filed with the CPUC commencing in 2000 associated with DSM, energy efficiency and low-income energy efficiency programs and those claims that would have been filed through 2009 (for SoCalGas' DSM programs through 1999 and through various dates for the efficiency programs). The proposed settlement is for $14 million (including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested). The $14 million would be included in 2005 income. The joint parties requested expeditious approval of the settlement agreement, without modification. A CPUC decision is expected in the second or third quarter of 2005.

Other performance incentives pending CPUC approval at March 31, 2005 and, therefore, not included in the company's earnings were (dollars in millions):

                       Program
                       -----------------------------------
                       GCIM Year 10                 $  2.4
                       2003 safety                     0.5
                       -----------------------------------
                       Total                        $  2.9
                       -----------------------------------

The cumulative amount of awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $56.9 million, substantially all of which has been included in net income.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted in January 2004 and is being addressed in two phases. A decision on Phase I was issued in September 2004; Phase II has had a prehearing conference and is awaiting CPUC direction on further proceedings. Further discussion of Phase I and Phase II is included in the Annual Report.

In Phase I, the CPUC's objective was to develop a process enabling the CPUC to review and approve new interstate capacity contracts before they are executed. The Phase I decision directed SoCalGas and SDG&E to file an application to establish proposals for transmission system integration, firm access rights and off-system delivery services. In Phase II, the CPUC will investigate the need for emergency natural gas storage reserves and the role of utilities in backstopping the noncore market, and address ratemaking policies. The focus of the OIR is the period from 2006 to 2016. Since Natural Gas Industry Restructuring
(GIR), as discussed in the Annual Report, would end in August 2006 and there is overlap between GIR and the OIR issues, a number of parties (including SoCalGas) have requested the CPUC not to implement GIR.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies.

Beginning in November 2004, the CPUC initiated an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. A final audit report, covering years 1997 through 2003, is due on August 31, 2005. The scope of the audit will be broader than the annual affiliate audit.

On May 2, 2005, the California Utilities filed with the CPUC the results of the annual independent audit of the California Utilities' transactions with other Sempra Energy affiliates. In response to a finding of the auditor that utility procurement information was improperly provided to an affiliated risk management consulting firm employed by Sempra Energy, the California Utilities will adopt the auditor's recommendation to perform risk management functions themselves rather than utilizing Sempra Energy's Risk Management Department.

NOTE 5. LITIGATION

Except for the matters referred to below, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Further background on these matters is provided in the Annual Report. At March 31, 2005, the company had accrued $88 million to provide for the costs of legal proceedings, of which $76 million related to cases arising from the 2000-2001 California energy crisis. Management believes that none of these matters will have material adverse effect on the company's financial condition.

California Energy Crisis

Dramatic increases in the prices of natural gas in California during 2000 and 2001 have resulted in many, often duplicative, governmental investigations, regulatory proceedings and lawsuits involving numerous energy companies seeking recovery of tens of billions of dollars for allegedly unlawful activities asserted to have caused or contributed to increased energy prices. The material proceedings that involve the company are summarized below.

Class-action and individual antitrust and unfair competition lawsuits filed in 2000 and thereafter, and currently consolidated in San Diego Superior Court, allege that Sempra Energy, SoCalGas and SDG&E, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In December 2003, the Court approved a settlement whereby the applicable El Paso entities will pay approximately $1.6 billion to resolve these claims (including cases involving unrelated claims not applicable to Sempra Energy, SoCalGas or SDG&E). The proceeding against Sempra Energy and the California Utilities has not been resolved and continues to be litigated. The plaintiffs' damage claims, as revised, assert damages of approximately $23 billion (after applicable trebling). Trial is scheduled to commence on September 2, 2005.

Similar lawsuits were filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. The claims against the Sempra Energy defendants in the Arizona lawsuit were settled in September 2004 for $150,000. The Nevada Attorney General's lawsuit remains pending.

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during 2000-2001. Several of the company's senior officers have testified at investigational hearings conducted by the California Attorney General's Office, and the company expects additional hearings to be held.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other company subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that this is a matter for the FERC to resolve. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

In July 2004, 12 antitrust actions were filed against the company alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. A CPUC Administrative Law Judge-proposed decision highly critical of SoCalGas' natural gas purchase, sales, hedging and storage activities during the period has been rejected by the CPUC.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At March 31, 2005, the cumulative amount of shareholder awards, substantially all of which has been included in net income, was $56.9 million.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, contributed to the natural gas price spikes or issue an order terminating the investigation. No hearings have yet been scheduled and discovery is ongoing.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

RESULTS OF OPERATIONS

Natural gas revenues increased as a result of higher natural gas costs, which are passed on to customers.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SoCalGas' GCIM allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 9 of the notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes natural gas volumes and revenues by customer class for the quarters ended March 31, 2005 and 2004.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)
                                                   Transportation
                                Gas Sales            & Exchange             Total
                           --------------------------------------------------------------
                            Volumes   Revenue    Volumes   Revenue    Volumes   Revenue
                           --------------------------------------------------------------
2005:
 Residential                     89   $   886         --      $  2         89   $   888
 Commercial and industrial       31       275         68        39         99       314
 Electric generation plants      --        --         26         8         26         8
 Wholesale                       --        --         45        10         45        10
                           --------------------------------------------------------------
                                120   $ 1,161        139      $ 59        259     1,220
 Balancing accounts and other                                                        21
                                                                                ---------
   Total                                                                        $ 1,241
-----------------------------------------------------------------------------------------
2004:
 Residential                     90   $   851          1      $  2         91   $   853
 Commercial and industrial       32       249         68        39        100       288
 Electric generation plants      --        --         29         8         29         8
 Wholesale                       --        --         44         8         44         8
                           --------------------------------------------------------------
                                122   $ 1,100        142      $ 57        264     1,157
 Balancing accounts and other                                                        (9)
                                                                                ---------
   Total                                                                        $ 1,148
-----------------------------------------------------------------------------------------

Net income for SoCalGas increased by $13 million (23%) to $69 million in 2005 due primarily to the CPUC's 2005 cost of service decision eliminating 2004 revenue sharing, for which $11 million after-tax had been accrued in 2004 pending the decision, and the favorable resolution of income-tax issues in 2005.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are a major source of liquidity.

At March 31, 2005, the company had $25 million in unrestricted cash and $800 million in available unused, committed lines of credit, of which PE had $500 million for the sole purpose of providing loans to Sempra Global, another subsidiary of Sempra Energy, and SoCalGas had $300 million.

Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities decreased by $129 million to $471 million for 2005. For SoCalGas, net cash provided by operating activities decreased by $83 million to $467 million for 2005. The changes were primarily due to a higher decrease in accounts payable in 2005.

For the quarter ended March 31, 2005, the company made pension and other postretirement benefit plan contributions of $1 million and $10 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities increased by $37 million to $449 million for 2005. Net cash used in SoCalGas' investing activities increased by $83 million to $396 million for 2005. The increases were primarily due to higher advances to Sempra Energy in 2005.

Significant capital expenditures in 2005 are expected to be for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities decreased by $145 million to $31 million for 2005. Net cash used in SoCalGas' financing activities also decreased by $145 million, to $80 million for 2005. The decreases were attributable to payments on long-term debt in 2004 and a decrease in short-term debt in 2005.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in Note 4 of the notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND KEY NON-CASH PERFORMANCE INDICATORS

There have been no significant changes to the accounting policies viewed by management as critical or to key non-cash performance indicators for the company, as set forth in the Annual Report.

NEW ACCOUNTING STANDARDS

Stock-Based Compensation: In December 2004, the FASB issued SFAS 123 (revised), a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The effective date of this statement is January 1, 2006 for Sempra Energy.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47): Issued in March 2005, FIN 47 clarifies that the term conditional asset-retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report.

Further discussion is provided in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2005, the total Value at Risk of SoCalGas' positions was not material.

ITEM 4.  CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The companies have designed and maintain disclosure controls and procedures to ensure that information required to be disclosed in the companies' reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the companies' management, including their Chief Executive Officers and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

The companies evaluate the effectiveness of its internal control over financial reporting based on the framework in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officers, the companies evaluated the effectiveness of the design and operation of the companies' disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on that evaluation, the companies' Chief Executive Officers and Chief Financial Officers concluded that the companies' disclosure controls and procedures were effective at the reasonable assurance level.

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

      32.1 Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

      32.3 Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.4 Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2004:

Current Reports on Form 8-K filed January 11, 2005 and January 18, 2005, discussing the current status of energy crisis litigation.

Current Report on Form 8-K filed February 23, 2005, filing as an exhibit Sempra Energy's press release of February 23, 2005, giving the financial results for the three months ended December 31, 2004.

Current Report on Form 8-K filed March 17, 2005, announcing the CPUC's March 17, 2005, decision in Phase II of the California Utilities' cost of service proceedings.

Current Report on Form 8-K filed May 4, 2005, filing as an exhibit Sempra Energy's press release of May 4, 2005, giving the financial results for the three months ended March 31, 2005.

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


                                    PACIFIC ENTERPRISES
                                    -------------------
                                        (Registrant)



Date: May 4, 2005              By:  /s/  F. H. Ault
                                    ----------------------------
                                    F. H. Ault
                                    Sr. Vice President and Controller





                                    SOUTHERN CALIFORNIA GAS COMPANY
                                    -------------------------------
                                           (Registrant)


Date: May 4, 2005              By:  /s/  S. D. Davis
                                    ---------------------------
                                    S. D. Davis
                                    Sr. Vice President-External Relations
                                    and Chief Financial Officer