Form 10-Q
period 2005-06-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2005-08-03
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2005

Commission File Number	Name of Registrant, State of Incorporation, Address and Telephone Number	(I.R.S. Employer Identification No.)

1-40	Pacific Enterprises (A California Corporation) 101 Ash Street San Diego, California 92101 (619) 696-2020	94-0743670
1-1402	Southern California Gas Company (A California Corporation) 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	95-1240705
No Change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
	Yes		No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding:
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

	Three months ended
	June 30,

	2005	2004

Operating revenues	$940	$847

Operating expenses
Cost of natural gas	527	425
Other operating expenses	218	230
Depreciation	66	76
Income taxes	33	37
Franchise fees and other taxes	28	24

Total operating expenses	872	792

Operating income	68	55

Other income and deductions (Note 3)	2	5

Interest charges
Long-term debt	10	8
Other	3	4
Allowance for borrowed funds used during construction	(1)	(1)

Total	12	11

Net income	58	49
Preferred dividend requirements	1	1

Earnings applicable to common shares	$57	$48

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

	Six months ended
	June 30,

	2005	2004

Operating revenues	$2,181	$1,995

Operating expenses
Cost of natural gas	1,328	1,146
Other operating expenses	433	440
Depreciation	132	150
Income taxes	81	81
Franchise fees and other taxes	61	57

Total operating expenses	2,035	1,874

Operating income	146	121

Other income and deductions (Note 3)	5	10

Interest charges
Long-term debt	20	17
Other	5	7
Allowance for borrowed funds used during construction	(1)	(1)

Total	24	23

Net income	127	108
Preferred dividend requirements	2	2

Earnings applicable to common shares	$125	$106

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30,	December 31,
	2005	2004

ASSETS
Utility plant, at original cost	$7,374	$7,254
Accumulated depreciation	(2,936)	(2,863)

Utility plant, net	4,438	4,391

Current assets:
Cash and cash equivalents	26	34
Accounts receivable - trade	376	673
Accounts receivable - other	30	14
Interest receivable	9	32
Due from unconsolidated affiliates	176	7
Income taxes receivable	105	31
Deferred income taxes	11	9
Regulatory assets arising from fixed-price contracts and other derivatives	83	97
Other regulatory assets	31	26
Inventories	24	72
Other	7	10

Total current assets	878	1,005

Other assets:
Due from unconsolidated affiliates	409	396
Regulatory assets arising from fixed-price contracts and other derivatives	13	52
Sundry	83	109

Total other assets	505	557

Total assets	$5,821	$5,953

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30,	December 31,
	2005	2004

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (600 million shares authorized; 84 million shares outstanding)	$1,453	$1,453
Retained earnings	310	285
Accumulated other comprehensive income (loss)	(4)	(4)

Total common equity	1,759	1,734
Preferred stock	80	80

Total shareholders' equity	1,839	1,814
Long-term debt	857	864

Total capitalization	2,696	2,678

Current liabilities:
Short-term debt	--	30
Accounts payable - trade	245	314
Accounts payable - other	42	65
Due to unconsolidated affiliates	73	127
Regulatory balancing accounts, net	179	178
Fixed-price contracts and other derivatives	84	97
Customer deposits	57	49
Current portion of long-term debt	8	--
Temporary LIFO liquidation	70	--
Other	250	269

Total current liabilities	1,008	1,129

Deferred credits and other liabilities:
Customer advances for construction	59	55
Postretirement benefits other than pensions	60	64
Deferred income taxes	124	123
Deferred investment tax credits	40	41
Regulatory liabilities arising from cost of removal obligations	1,477	1,446
Other regulatory liabilities	63	67
Fixed-price contracts and other derivatives	13	52
Preferred stock of subsidiary	20	20
Deferred credits and other	261	278

Total deferred credits and other liabilities	2,117	2,146

Commitments and contingencies (Note 6)

Total liabilities and shareholders' equity	$5,821	$5,953

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Six months ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127	$108
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	132	150
Deferred income taxes and investment tax credits	8	27
Net changes in other working capital components	201	384
Changes in other assets	2	--
Changes in other liabilities	(6)	(42)

Net cash provided by operating activities	464	627

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(146)	(144)
Affiliate loans	(194)	(204)

Net cash used in investing activities	(340)	(348)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(100)
Preferred dividends paid	(2)	(2)
Payments on long-term debt	--	(175)
Decrease in short-term debt	(30)	--

Net cash used in financing activities	(132)	(277)

Increase (decrease) in cash and cash equivalents	(8)	2
Cash and cash equivalents, January 1	34	32

Cash and cash equivalents, June 30	$26	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$22	$20

Income tax payments, net of refunds	$135	$33

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

	Three months ended
	June 30,

	2005	2004

Operating revenues	$940	$847

Operating expenses
Cost of natural gas	527	425
Other operating expenses	218	229
Depreciation	66	76
Income taxes	30	38
Franchise fees and other taxes	28	24

Total operating expenses	869	792

Operating income	71	55

Other income and deductions (Note 3)	(1)	5

Interest charges
Long-term debt	10	8
Other	2	2
Allowance for borrowed funds used during construction	(1)	(1)

Total	11	9

Net income	59	51
Preferred dividend requirements	1	1

Earnings applicable to common shares	$58	$50

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

	Six months ended
	June 30,

	2005	2004

Operating revenues	$2,181	$1,995

Operating expenses
Cost of natural gas	1,328	1,146
Other operating expenses	433	438
Depreciation	132	150
Income taxes	77	81
Franchise fees and other taxes	61	57

Total operating expenses	2,031	1,872

Operating income	150	123

Other income and deductions (Note 3)	--	3

Interest charges
Long-term debt	20	17
Other	3	3
Allowance for borrowed funds used during construction	(1)	(1)

Total	22	19

Net income	128	107
Preferred dividend requirements	1	1

Earnings applicable to common shares	$127	$106

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2005	December 31,
		2004

ASSETS
Utility plant, at original cost	$7,374	$7,254
Accumulated depreciation	(2,936)	(2,863)

Utility plant, net	4,438	4,391

Current assets:
Cash and cash equivalents	26	34
Accounts receivable - trade	376	673
Accounts receivable - other	30	13
Interest receivable	9	31
Due from unconsolidated affiliates	173	--
Income taxes receivable	31	--
Deferred income taxes	10	17
Regulatory assets arising from fixed-price contracts and other derivatives	83	97
Other regulatory assets	31	26
Inventories	24	72
Other	7	10

Total current assets	800	973

Other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	13	52
Sundry	60	86

Total other assets	73	138

Total assets	$5,311	$5,502

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2005	December 31,
		2004

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (100 million shares authorized; 91 million shares outstanding)	$866	$866
Retained earnings	550	523
Accumulated other comprehensive income (loss)	(4)	(4)

Total common equity	1,412	1,385
Preferred stock	22	22

Total shareholders' equity	1,434	1,407
Long-term debt	857	864

Total capitalization	2,291	2,271

Current liabilities:
Short-term debt	--	30
Accounts payable - trade	245	314
Accounts payable - other	42	65
Due to unconsolidated affiliates	--	55
Income taxes payable	--	63
Regulatory balancing accounts, net	179	178
Fixed-price contracts and other derivatives	84	97
Customer deposits	57	49
Current portion of long-term debt	8	--
Temporary LIFO liquidation	70	--
Other	248	267

Total current liabilities	933	1,118

Deferred credits and other liabilities:
Customer advances for construction	59	55
Postretirement benefits other than pensions	60	64
Deferred income taxes	148	147
Deferred investment tax credits	40	41
Regulatory liabilities arising from cost of removal obligations	1,477	1,446
Other regulatory liabilities - net	63	67
Fixed-price contracts and other derivatives	13	52
Deferred credits and other	227	241

Total deferred credits and other liabilities	2,087	2,113

Commitments and contingencies (Note 6)

Total liabilities and shareholders' equity	$5,311	$5,502

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Six months ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128	$107
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	132	150
Deferred income taxes and investment tax credits	17	25
Net changes in other working capital components	175	325
Changes in other assets	1	--
Changes in other liabilities	(3)	(22)

Net cash provided by operating activities	450	585

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(146)	(144)
Affiliate loan	(181)	(163)

Net cash used in investing activities	(327)	(307)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(100)
Preferred dividends paid	(1)	(1)
Payments on long-term debt	--	(175)
Decrease in short-term debt	(30)	--

Net cash used in financing activities	(131)	(276)

Increase (decrease) in cash and cash equivalents	(8)	2
Cash and cash equivalents, January 1	34	32

Cash and cash equivalents, June 30	$26	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$19	$17

Income tax payments, net of refunds	$135	$33

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and of Southern California Gas Company (SoCalGas) (collectively referred to as the company or the companies). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report) and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

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

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended June 30:

			Other
	Pension Benefits		Postretirement Benefits

	Three months ended June 30,		Three months ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$10	$7	$5	$4
Interest cost	23	23	12	13
Expected return on assets	(24)	(25)	(10)	(8)
Amortization of :
Transition obligation	--	--	--	2
Prior service cost	1	2	--	--
Actuarial loss	4	1	2	2
Regulatory adjustment	(13)	(8)	(1)	2

Total net periodic benefit cost	$1	$--	$8	$15

			Other
	Pension Benefits		Postretirement Benefits

	Six months ended June 30,		Six months ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$18	$15	$10	$9
Interest cost	48	46	23	25
Expected return on assets	(49)	(49)	(19)	(16)
Amortization of :
Transition obligation	--	--	--	4
Prior service cost	3	3	--	--
Actuarial loss	5	2	4	5
Regulatory adjustment	(23)	(16)	--	--

Total net periodic benefit cost	$2	$1	$18	$27

Note 5 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contributions to its pension and other postretirement benefit plans in 2005. For the six months ended June 30, 2005, $1 million and $19 million of contributions have been made to its pension and other postretirement benefit plans, respectively, including an immaterial amount and $9 million, respectively, for the three months ended June 30, 2005.

In accordance with Financial Accounting Standards Board (FASB) Staff Position 106-2, the net periodic postretirement benefit costs for the three months and six months ended June 30, 2005 were reduced by $3 million and $6 million, respectively, before regulatory adjustments, to reflect the expected subsidy as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

There were no changes in asset retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, for the six months ended June 30, 2005 or 2004. Balances were as follows (dollars in millions):

	2005	2004

Balance as of January 1 and June 30	$9	$11

At June 30, 2005 and December 31, 2004, the estimated removal costs recorded as a regulatory liability were $1.5 billion and $1.4 billion, respectively, for SoCalGas.

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: In December 2004, the FASB issued SFAS 123 (revised), a revision of SFAS 123, Accounting for Stock-Based Compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services received. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and provides for alternative transition methods. Sempra Energy has not determined the transition method it will use. The effective date of this statement is January 1, 2006 for Sempra Energy.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47): Issued in March 2005, FIN 47 clarifies that the term "conditional asset-retirement obligation" as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report. The company is in the process of evaluating the effect of FIN 47 on its financial position and results of operations.

NOTE 3. OTHER FINANCIAL DATA

Comprehensive Income

For the three months and six months ended June 30, 2005 and 2004, comprehensive income was equal to earnings applicable to common shares.

Capitalized Interest

SoCalGas recorded $1 million of capitalized interest for both the three months and six months ended June 30, 2005. SoCalGas recorded $1 million of capitalized interest for both the three months and six months ended June 30, 2004.

Other Income and Deductions

Other Income and Deductions for PE consist of the following:

	Three months		Six months
	ended June 30,		ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Interest income	$6	$2	$10	$10
Regulatory interest, net	(2)	1	(3)	(2)
Allowance for equity funds used during construction	1	2	2	3
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Income taxes on non-operating income	(4)	--	(4)	--
Other, net	2	1	1	--

Total	$2	$5	$5	$10

Other Income and Deductions for SoCalGas consist of the following:

	Three months		Six months
	ended June 30,		ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Interest income	$3	$1	$5	$2
Regulatory interest, net	(2)	1	(3)	(2)
Allowance for equity funds used during construction	1	2	2	3
Income taxes on non-operating income	(4)	--	(4)	--
Other, net	1	1	--	--

Total	$(1)	$5	$--	$3

NOTE 4. FINANCIAL INSTRUMENTS

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375% first mortgage bonds for a floating rate. The swap is classified as a fair value hedge and expires in 2011. At June 30, 2005 and December 31, 2004, market value adjustments of $1 million and $2 million, respectively, were recorded as an increase in Sundry Assets and Long-term Debt without affecting net income or other comprehensive income. There was no hedge ineffectiveness on these swaps.

At SoCalGas, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to predict with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. SoCalGas records transactions for natural gas contracts in Cost of Natural Gas in the Statements of Consolidated Income. Unrealized gains and losses related to these derivatives are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates.

NOTE 5. CALIFORNIA UTILITIES' REGULATORY MATTERS

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings before California Public Utilities Commission (CPUC) approval of the award is received. During the six months ended June 30, 2005, the incentive rewards approved and included in earnings consisted of $2.4 million related to SoCalGas' Year 10 GCIM.

On December 30, 2004, the California Utilities and the CPUC's Office of Ratepayers Advocates settled, subject to CPUC approval, all outstanding shareholder earnings claims associated with DSM, energy efficiency and low-income energy efficiency programs through various dates, depending on the program. The proposed settlement provides for $14 million in awards, including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested. Once approved by the CPUC, the $14 million would be included in 2005 income. A CPUC decision is expected in the third quarter of 2005.

Other performance incentives pending CPUC approval at June 30, 2005 and, therefore, not included in the company's earnings were (dollars in millions):

Program

GCIM Year 11	$2.5
2003 Safety	0.4

Total	$2.9

The cumulative amount of these awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $59.4 million, substantially all of which has been included in net income.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted in January 2004 and is being addressed in two phases. A decision on Phase I was issued in September 2004; Phase II is scheduled for evidentiary hearings in August 2005 and will address a variety of issues including the adequacy of the utilities' transmission and storage facilities. Natural gas quality standards and interconnection requirements are being addressed in separate phases. Further discussion of Phase I and Phase II is included in the Annual Report.

The focus of the Natural Gas Market OIR is the period from 2006 to 2016. The Comprehensive Settlement Agreement (CSA) was entered into and approved as part of the Natural Gas Industry Restructuring (GIR) proceeding, as discussed in the Annual Report. Since the CSA would end in August 2006 and there is overlap between GIR and the OIR issues, a number of parties, including SoCalGas, have requested the CPUC not implement the CSA.

A separate application, to provide system integration, firm access rights and off-system deliveries, has been bifurcated into two phases, with the first phase (system integration) scheduled for evidentiary hearings in September 2005 to consider whether the transmission component of the natural gas transportation rates of SDG&E and SoCalGas should be equalized. System integration would allow customers in the SDG&E and SoCalGas service territories to access upstream supplies of natural gas on an equal basis. In the second phase, to be addressed in mid-2006, the CPUC will consider establishing a system of firm access rights into the utilities' system and off-system deliveries.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. This proceeding was suspended in September 2003 pending the results of an audit.

Beginning in November 2004, the CPUC initiated an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. A final audit report, covering years 1997 through 2003, is expected by August 31, 2005. The scope of the audit will be broader than the annual affiliate audit.

As reported in the company's Form 10-Q for the quarter ended March 31, 2005, the California Utilities filed with the CPUC on May 2, 2005 the results of the annual independent audit of the California Utilities' transactions with other Sempra Energy affiliates covering calendar year 2004. In response to a finding of the auditor that utility procurement information was improperly provided to an affiliated risk management consulting firm employed by Sempra Energy, the California Utilities have adopted the auditor's recommendation to perform risk management functions themselves rather than utilizing Sempra Energy's Risk Management Department.

NOTE 6. LITIGATION

The company has expended and continues to expend substantial amounts with respect to the legal proceedings and related investigations and regulatory matters summarized below. At June 30, 2005, the company had accrued $86 million to provide for the estimated costs of these matters, of which $74 million related to matters arising from the 2000-2001 California energy crisis. However, the uncertainties inherent in complex legal proceedings and, in particular, jury trial litigation make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition. Further background on these matters is provided in the Annual Report.

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

Class-action and individual antitrust and unfair competition lawsuits filed in 2000 and thereafter, and now consolidated in San Diego Superior Court, allege that Sempra Energy and the California Utilities, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In December 2003, the Court approved a settlement with the El Paso entities valued at approximately $1.6 billion to resolve these claims and other litigation involving claims unrelated to those asserted against Sempra Energy and the California Utilities. The proceeding against Sempra Energy and the California Utilities, which claims damages of $23 billion after applicable trebling, has not been resolved and continues to be litigated. In late August 2005, the Court is scheduled to hear over 30 pretrial motions, including a motion to postpone the trial date. A jury trial is currently scheduled to begin on September 2, 2005; however, the judge has stated that the trial will commence no sooner than September 12, 2005.

On June 22, 2005, Sempra Energy and the California Utilities filed a petition with the Federal Energy Regulatory Commission (FERC) seeking a declaratory order that the FERC has exclusive jurisdiction with respect to the issues raised in the San Diego Superior Court litigation discussed above that preempts the California proceedings. The Superior Court has previously rejected assertions of FERC exclusive jurisdiction and a FERC ruling favorable to Sempra Energy, SoCalGas and SDG&E would not, in itself, dispose of the California litigation. In July 2005, comments opposing the petition were filed by a number of parties, including Southern California Edison, Pacific Gas and Electric, the California Attorney General's Office, the California Energy Oversight Board, the CPUC and the City of Los Angeles. Sempra Energy and the California Utilities had requested the FERC to rule on the petition by August 1, 2005, but have not yet received a ruling and cannot predict when the FERC will rule.

Similar antitrust and unfair competition lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. The claims against the Sempra Energy defendants in the Arizona lawsuit were settled in September 2004 for $150,000. The Nevada Attorney General's lawsuit remains pending.

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during 2000-2001. Several of the company's senior officers have testified at investigational hearings conducted by the California Attorney General's Office, and the company expects additional hearings to be held.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other Sempra Energy subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that this is a matter for the FERC to resolve. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

During 2004, 12 antitrust actions were filed against the company alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades. On April 8, 2005, one of those lawsuits, filed in the Nevada U.S. District Court, was dismissed on the merits, on the grounds that the claims asserted were preempted by federal law and the Filed Rate Doctrine. In June 2005, the three remaining lawsuits pending in the Nevada U.S. District Court were amended to name the California Utilities as defendants. In addition, in June 2005, a lawsuit similar to those pending in the Nevada federal court was filed in the U.S. District Court for the Eastern District of California. With respect to the lawsuits coordinated before the San Diego Superior Court, on June 29, 2005, the court denied defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. A CPUC ALJ proposed decision highly critical of SoCalGas' natural gas purchase, sales, hedging and storage activities during the period was rejected by the CPUC in December 2004.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At June 30, 2005, the cumulative amount of shareholder awards, substantially all of which has been included in net income, was $59.4 million.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, contributed to the natural gas price spikes, or issue an order terminating the investigation. No hearings have yet been scheduled and discovery is ongoing.

Other Litigation

In 1998, SoCalGas converted its traditional pension plan for non-union employees to a cash balance plan. On July 8, 2005, a lawsuit was filed against the company in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. The company believes that any adverse determination in the litigation would not be material.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

RESULTS OF OPERATIONS

Revenue

During the six months and three months ended June 30, 2005, natural gas revenues increased compared to the corresponding periods in 2004 as a result of higher natural gas costs, which are passed on to customers.

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

The table below summarizes natural gas volumes and revenues by customer class for the six month periods ended June 30.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2005:
Residential	138	$1,436	1	$3	139	$1,439
Commercial and industrial	56	504	136	85	192	589
Electric generation plants	--	--	52	17	52	17
Wholesale	--	--	84	40	84	40

	194	$1,940	273	$145	467	2,085
Balancing accounts and other						96

Total						$2,181

2004:
Residential	136	$1,323	1	$4	137	$1,327
Commercial and industrial	56	442	134	92	190	534
Electric generation plants	--	--	67	20	67	20
Wholesale	--	--	78	16	78	16

	192	$1,765	280	$132	472	1,897
Balancing accounts and other						98

Total						$1,995

Net Income

Net income for SoCalGas increased by $21 million (20%) to $128 million for the six months ended June 30, 2005 due primarily to the CPUC's 2005 cost of service decision eliminating 2004 revenue sharing ($11 million after-tax had been accrued in 2004 pending the decision and was restored to income in 2005) and authorizing higher revenues.

Additionally, net income for SoCalGas increased by $8 million (16%) to $59 million for the three months ended June 30, 2005 primarily due to higher authorized revenues.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' operations are a major source of liquidity.

In May 2005, PE terminated its $500 million of revolving credit commitment that was previously used for the sole purpose of providing loans to Sempra Global, another subsidiary of Sempra Energy. At June 30, 2005, there was $26 million in unrestricted cash and $300 million in available unused, committed lines of credit at SoCalGas. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities decreased by $163 million to $464 million for 2005. For SoCalGas, net cash provided by operating activities decreased by $135 million to $450 million for 2005. The changes were primarily due to a lower increase in overcollected regulatory balancing accounts in 2005, and a decrease in income tax payable in 2005 compared to an increase in 2004.

For the six months ended June 30, 2005, the company made pension and other postretirement benefit plan contributions of $1 million and $19 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities decreased by $8 million to $340 million for 2005. Net cash used in SoCalGas' investing activities increased by $20 million to $327 million for 2005. The increase at SoCalGas was primarily due to higher advances to Sempra Energy in 2005.

Significant capital expenditures in 2005 are expected to be for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities decreased by $145 million to $132 million for 2005. Net cash used in SoCalGas' financing activities also decreased by $145 million, to $131 million for 2005. The decreases were attributable to payments on long-term debt in 2004, offset by a decrease in short-term debt in 2005.

COMMITMENTS

At June 30, 2005, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $958 million related to natural gas contracts at SoCalGas. The future payments under the new natural gas contracts are expected to be $311 million for 2005, $246 million for 2006, $109 million for 2007, $107 million for 2008, $91 million for 2009 and $94 million thereafter.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in Note 5 of the notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND KEY NON-CASH PERFORMANCE INDICATORS

There have been no significant changes to the accounting policies viewed by management as critical or to key non-cash performance indicators for the company, as set forth in the Annual Report.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 2 of the notes to Consolidated Financial Statements. Pronouncements of particular importance to the company are described below.

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

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47): Issued in March 2005, FIN 47 clarifies that the term "conditional asset-retirement obligation" as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report.

Further discussion is provided in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of June 30, 2005, the total Value at Risk of SoCalGas' positions was not material.

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

The companies evaluate the effectiveness of their internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officers, the companies evaluated the effectiveness of the design and operation of the companies' disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on that evaluation, the companies' Chief Executive Officers and Chief Financial Officers concluded that the companies' disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the companies' internal controls over financial reporting during the companies' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the companies' internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Notes 5 and 6 of the notes to Consolidated Financial Statements herein, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2005:

Current Report on Form 8-K filed May 4, 2005, filing as an exhibit Sempra Energy's press release of May 4, 2005, giving the financial results for the three months ended March 31, 2005.

Current Report on Form 8-K filed June 23, 2005, announcing the filing of a petition with the Federal Energy Regulatory Commission seeking a declaratory order of exclusive federal jurisdiction in the Continental Forge class action litigation.

Current Report on Form 8-K filed June 30, 2005, announcing the resignation of SoCalGas' principal accounting officer, and his successor.

Current Report on Form 8-K filed August 2, 2005, filing as exhibits Sempra Energy's press release of August 2, 2005, giving the financial results for the three months ended June 30, 2005, and related Income Statement Data by Business Unit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PACIFIC ENTERPRISES, (Registrant)

Date: August 2, 2005	By: /s/ F. H. Ault

F. H. Ault Sr. Vice President and Controller

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 2, 2005	By: /s/ S. D. Davis

S. D. Davis Sr. Vice President-External Relations and Chief Financial Officer