Form 10-Q
period 2005-09-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2005-11-02
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2005

Commission File Number	Name of Registrant, State of Incorporation, Address and Telephone Number	(I.R.S. Employer Identification No.)

1-40	Pacific Enterprises (A California Corporation) 101 Ash Street San Diego, California 92101 (619) 696-2020	94-0743670
1-1402	Southern California Gas Company (A California Corporation) 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	95-1240705
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

	Three months ended
	September 30,

	2005	2004

Operating revenues	$910	$826

Operating expenses
Cost of natural gas	466	391
Other operating expenses	333	223
Depreciation	66	75
Income taxes	(21)	49
Franchise fees and other taxes	26	23

Total operating expenses	870	761

Operating income	40	65

Other income and deductions (Note 3)	16	14

Interest charges
Long-term debt	10	9
Other	3	3

Total	13	12

Net income	43	67
Preferred dividend requirements	1	1

Earnings applicable to common shares	$42	$66

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

	Nine months ended
	September 30,

	2005	2004

Operating revenues	$3,091	$2,821

Operating expenses
Cost of natural gas	1,794	1,537
Other operating expenses	766	663
Depreciation	198	225
Income taxes	60	130
Franchise fees and other taxes	87	80

Total operating expenses	2,905	2,635

Operating income	186	186

Other income and deductions (Note 3)	21	24

Interest charges
Long-term debt	30	26
Other	8	10
Allowance for borrowed funds used during construction	(1)	(1)

Total	37	35

Net income	170	175
Preferred dividend requirements	3	3

Earnings applicable to common shares	$167	$172

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	December 31,
	2005	2004

ASSETS
Utility plant, at original cost	$7,457	$7,254
Accumulated depreciation	(2,974)	(2,863)

Utility plant, net	4,483	4,391

Current assets:
Cash and cash equivalents	15	34
Accounts receivable - trade	365	673
Accounts receivable - other	17	14
Interest receivable	9	32
Due from unconsolidated affiliates	164	7
Income taxes receivable	123	31
Deferred income taxes	--	9
Regulatory assets arising from fixed-price contracts and other derivatives	70	97
Other regulatory assets	26	26
Inventories	145	72
Other	26	10

Total current assets	960	1,005

Other assets:
Due from unconsolidated affiliates	361	396
Regulatory assets arising from fixed-price contracts and other derivatives	--	52
Sundry	74	109

Total other assets	435	557

Total assets	$5,878	$5,953

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	December 31,
	2005	2004

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (600 million shares authorized; 84 million shares outstanding)	$1,453	$1,453
Retained earnings	302	285
Accumulated other comprehensive income (loss)	(4)	(4)

Total common equity	1,751	1,734
Preferred stock	80	80

Total shareholders' equity	1,831	1,814
Long-term debt	853	864

Total capitalization	2,684	2,678

Current liabilities:
Short-term debt	--	30
Accounts payable - trade	328	314
Accounts payable - other	63	65
Due to unconsolidated affiliates	87	127
Deferred income taxes	11	--
Regulatory balancing accounts, net	128	178
Fixed-price contracts and other derivatives	72	97
Customer deposits	76	49
Current portion of long-term debt	8	--
Other	252	269

Total current liabilities	1,025	1,129

Deferred credits and other liabilities:
Customer advances for construction	61	55
Postretirement benefits other than pensions	58	64
Deferred income taxes	81	123
Deferred investment tax credits	39	41
Regulatory liabilities arising from cost of removal obligations	1,491	1,446
Other regulatory liabilities, net	60	67
Fixed-price contracts and other derivatives	1	52
Preferred stock of subsidiary	20	20
Deferred credits and other	358	278

Total deferred credits and other liabilities	2,169	2,146

Commitments and contingencies (Note 6)

Total liabilities and shareholders' equity	$5,878	$5,953

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Nine months ended
	September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$170	$175
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	198	225
Deferred income taxes and investment tax credits	(16)	28
Gain on sale of assets	--	(15)
Net changes in other working capital components	114	177
Changes in other assets	4	5
Changes in other liabilities	100	(32)

Net cash provided by operating activities	570	563

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(245)	(234)
Affiliate loans	(161)	(14)
Proceeds from sale of assets	--	7

Net cash used in investing activities	(406)	(241)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(150)	(150)
Preferred dividends paid	(3)	(3)
Payments on long-term debt	--	(175)
Decrease in short-term debt	(30)	--

Net cash used in financing activities	(183)	(328)

Decrease in cash and cash equivalents	(19)	(6)
Cash and cash equivalents, January 1	34	32

Cash and cash equivalents, September 30	$15	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$29	$24

Income tax payments, net of refunds	$146	$33

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

	Three months ended
	September 30,

	2005	2004

Operating revenues	$910	$826

Operating expenses
Cost of natural gas	466	391
Other operating expenses	333	222
Depreciation	66	75
Income taxes	(23)	48
Franchise fees and other taxes	26	23

Total operating expenses	868	759

Operating income	42	67

Other income and deductions (Note 3)	6	11

Interest charges
Long-term debt	10	9
Other	2	1

Total	12	10

Earnings applicable to common shares	$36	$68

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)

	Nine months ended
	September 30,

	2005	2004

Operating revenues	$3,091	$2,821

Operating expenses
Cost of natural gas	1,794	1,537
Other operating expenses	766	660
Depreciation	198	225
Income taxes	54	129
Franchise fees and other taxes	87	80

Total operating expenses	2,899	2,631

Operating income	192	190

Other income and deductions (Note 3)	6	14

Interest charges
Long-term debt	30	26
Other	5	4
Allowance for borrowed funds used during construction	(1)	(1)

Total	34	29

Net income	164	175
Preferred dividend requirements	1	1

Earnings applicable to common shares	$163	$174

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2005	December 31,
		2004

ASSETS
Utility plant, at original cost	$7,457	$7,254
Accumulated depreciation	(2,974)	(2,863)

Utility plant, net	4,483	4,391

Current assets:
Cash and cash equivalents	15	34
Accounts receivable - trade	365	673
Accounts receivable - other	15	13
Interest receivable	9	31
Due from unconsolidated affiliates	160	--
Income taxes receivable	49	--
Deferred income taxes	--	17
Regulatory assets arising from fixed-price contracts and other derivatives	70	97
Other regulatory assets	26	26
Inventories	145	72
Other	26	10

Total current assets	880	973

Other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	--	52
Sundry	50	86

Total other assets	50	138

Total assets	$5,413	$5,502

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2005	December 31,
		2004

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (100 million shares authorized; 91 million shares outstanding)	$866	$866
Retained earnings	536	523
Accumulated other comprehensive income (loss)	(4)	(4)

Total common equity	1,398	1,385
Preferred stock	22	22

Total shareholders' equity	1,420	1,407
Long-term debt	853	864

Total capitalization	2,273	2,271

Current liabilities:
Short-term debt	--	30
Accounts payable - trade	328	314
Accounts payable - other	63	65
Due to unconsolidated affiliates	63	55
Income taxes payable	--	63
Deferred income taxes	12	--
Regulatory balancing accounts, net	128	178
Fixed-price contracts and other derivatives	72	97
Customer deposits	76	49
Current portion of long-term debt	8	--
Other	251	267

Total current liabilities	1,001	1,118

Deferred credits and other liabilities:
Customer advances for construction	61	55
Postretirement benefits other than pensions	58	64
Deferred income taxes	105	147
Deferred investment tax credits	39	41
Regulatory liabilities arising from cost of removal obligations	1,491	1,446
Other regulatory liabilities, net	60	67
Fixed-price contracts and other derivatives	1	52
Deferred credits and other	324	241

Total deferred credits and other liabilities	2,139	2,113

Commitments and contingencies (Note 6)

Total liabilities and shareholders' equity	$5,413	$5,502

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Nine months ended
	September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$164	$175
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	198	225
Deferred income taxes and investment tax credits	(7)	27
Gain on sale of assets	--	(15)
Net changes in other working capital components	89	120
Changes in other assets	5	--
Changes in other liabilities	104	(11)

Net cash provided by operating activities	553	521

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(245)	(234)
Affiliate loan	(196)	26
Proceeds from sale of assets	--	7

Net cash used in investing activities	(441)	(201)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(150)
Preferred dividends paid	(1)	(1)
Payments on long-term debt	--	(175)
Decrease in short-term debt	(30)	--

Net cash used in financing activities	(131)	(326)

Decrease in cash and cash equivalents	(19)	(6)
Cash and cash equivalents, January 1	34	32

Cash and cash equivalents, September 30	$15	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$26	$19

Income tax payments, net of refunds	$152	$33

See notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric Company (SDG&E). SoCalGas and SDG&E are collectively referred to herein as the California Utilities.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

Changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, for the nine months ended September 30, 2005 and 2004 are as follows (dollars in millions):

	2005		2004

Balance as of January 1	$9	*	$11	*
Accretion expense	1		--
Payments	(1)		--
Revision of estimated cash flows	1		--

Balance as of September 30	$10	*	$11	*

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended September 30:

			Other
	Pension Benefits		Postretirement Benefits

	Three months ended September 30,		Three months ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$9	$7	$4	$3
Interest cost	24	24	7	7
Expected return on assets	(25)	(24)	(8)	(9)
Amortization of :
Transition obligation	--	--	--	2
Prior service cost	2	2	--	--
Actuarial loss	2	1	--	1
Regulatory adjustment	(12)	(9)	7	7

Total net periodic benefit cost	$--	$1	$10	$11

			Other
	Pension Benefits		Postretirement Benefits

	Nine months ended September 30,		Nine months ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$27	$22	$14	$12
Interest cost	72	70	30	32
Expected return on assets	(74)	(73)	(27)	(25)
Amortization of :
Transition obligation	--	--	--	6
Prior service cost	5	5	--	--
Actuarial loss	7	3	4	6
Regulatory adjustment	(35)	(25)	7	7

Total net periodic benefit cost	$2	$2	$28	$38

The company expects to contribute $1 million to its pension plans and $36 million to the other postretirement benefit plans in 2005. For the nine months ended September 30, 2005, $1 million and $28 million of contributions have been made to the pension and other postretirement benefit plans, respectively, including $9 million recorded in other postretirement benefit plans for the three months ended September 30, 2005.

In accordance with Financial Accounting Standards Board (FASB) Staff Position 106-2, the net periodic postretirement benefit costs for the three months and nine months ended September 30, 2005 were reduced by $1 million and $7 million, respectively, before regulatory adjustments, to reflect the expected subsidy as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

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

Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3:" This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. Accounting Principles Board Opinion (APBO) No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 3. OTHER FINANCIAL DATA

Credit Agreements

In August 2005, SoCalGas and its affiliate, SDG&E, amended their combined revolving credit facility to increase the amount of borrowings available from $500 million to $600 million. The term of the facility was renewed and extended from an original term of three years expiring in May 2007 to a new term of five years expiring in August 2010. Under the amended facility, each utility may borrow up to $500 million, subject to a combined borrowing limit of $600 million. The facility requires each utility to maintain at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65%. Borrowings under the facility, none of which are outstanding, are individual obligations of the borrowing utility and a default by one utility would not constitute a default or preclude borrowings by the other.

In May 2005, PE terminated its $500 million of revolving credit facility previously available to fund loans by PE to Sempra Global. No amount had ever been borrowed under the facility.

Comprehensive Income

For the three months and nine months ended September 30, 2005 and 2004, comprehensive income was equal to net income.

Capitalized Interest

SoCalGas recorded an immaterial amount and $1 million of capitalized interest for the three months and nine months ended September 30, 2005, respectively. SoCalGas recorded an immaterial amount and $1 million of capitalized interest for the three months and nine months ended September 30, 2004, respectively.

Other Income and Deductions

Other income and deductions consist of the following:

	Three months		Nine months
	ended September 30,		ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Interest income	$3	$1	$8	$3
Regulatory interest, net	(1)	(1)	(4)	(3)
Allowance for equity funds used during construction	2	1	4	4
Income taxes on non-operating income	3	(4)	(1)	(4)
Gain on sale of assets	--	15	--	15
Other, net	(1)	(1)	(1)	(1)

Total at SoCalGas	6	11	6	14
Additional at Pacific Enterprises:
Interest income	5	2	10	10
Other, net	5	1	6	1
Reclassification of preferred dividends	--	--	(1)	(1)

Total	$16	$14	$21	$24

NOTE 4. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375% first mortgage bonds maturing in 2011 for a floating rate. The swap expires in 2011. There was no hedge ineffectiveness on these swaps.

Natural Gas Contracts

At SoCalGas, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. SoCalGas records transactions for natural gas contracts in Cost of Natural Gas in the Statements of Consolidated Income. Unrealized gains and losses related to these derivatives are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates.

NOTE 5. REGULATORY MATTERS

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of the award is received. During the nine months ended September 30, 2005, the incentive rewards approved and included in earnings consisted of $2.4 million related to SoCalGas' Year 10 GCIM.

On October 27, 2005, the CPUC approved the settlement agreement between the California Utilities and the CPUC's Office of Ratepayers Advocates (ORA), resolving all outstanding shareholder earnings claims associated with DSM, energy efficiency and low-income energy efficiency programs through various dates, depending on the program. The decision provides for $14 million in awards, including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested. The $14 million award will be included in fourth quarter 2005 income.

The cumulative amount of these awards, subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below, is $59.4 million, substantially all of which has been included in net income.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. This proceeding was suspended in September 2003 pending the results of an independent audit.

In November 2004, the CPUC initiated the independent audit (known as the GDS audit) to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. A final audit report covering years 1997 through 2003 is now expected to be provided to the CPUC on or before December 1, 2005. The scope of the audit is broader than the annual affiliate audit.

As reported in the company's Form 10-Q for the quarter ended June 30, 2005, the California Utilities filed with the CPUC on May 2, 2005 the results of the annual independent audit of the California Utilities' transactions with other Sempra Energy affiliates covering calendar year 2004. In response to a finding of the auditor that utility procurement information was improperly provided to an affiliated risk management consulting firm employed by Sempra Energy, the California Utilities have adopted the auditor's recommendation to perform risk management functions themselves rather than utilizing Sempra Energy's Risk Management Department.

The two following sections ("Natural Gas Market OIR" and "CPUC Investigation of Energy-Utility Holding Companies") also discuss issues related to affiliate relationships.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted in January 2004 and is being addressed in two phases. A decision on Phase I was issued in September 2004; evidentiary hearings on Phase II were held in August 2005 and addressed a variety of issues including the adequacy of the utilities' transmission and storage facilities. A proposed decision is expected by the end of 2005. Natural gas quality standards and interconnection requirements are being addressed in separate phases. Further discussion of Phase I and Phase II is included in the Annual Report.

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

A separate application, to provide system integration, firm access rights and off-system deliveries, has been bifurcated into two phases, with evidentiary hearings on the first phase (system integration) held in September 2005 to consider whether the transmission component of the natural gas transportation rates of SDG&E and SoCalGas should be equalized. System integration would allow customers in the SDG&E and SoCalGas service territories to access upstream supplies of natural gas on an equal basis. In the second phase, to be addressed in mid-2006, the CPUC will consider establishing a system of firm access rights into the utilities' system and off-system deliveries.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

In January 2002, the CPUC ruled that it had jurisdiction to enforce conditions to which holding companies for the California IOUs had agreed in connection with their formation. In its past investigations into the relationship between California's IOUs and their parent holding companies, the CPUC has broadly determined that it could, in appropriate circumstances, require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent it is not adequately funded through retail rates. This would be in addition to the requirement of holding companies to provide for their utility subsidiaries' capital requirements, as the IOUs previously acknowledged in connection with their holding companies' formations.

On October 27, 2005, the CPUC initiated a proceeding to re-examine the relationships among the California IOUs and their parent holding companies and other non-utility affiliates. It contemplates a review of the capital budgets, capital allocation processes, and dividend and capital retention policies of the utilities and their non-utility affiliates to better understand the amount of capital to be allocated for investment in energy infrastructure to meet California's need for reliable energy. The CPUC may propose additional rules or regulations to ensure that the utilities retain sufficient capital and the ability to access such capital to meet their customers' needs, and to address potential conflicts between the interests of utility ratepayers and those of their non-utility affiliates to ensure that they do not undermine the utilities' ability to meet their public service obligations at the lowest possible cost. A preliminary schedule contemplates that any proposed rules and final rules would be issued for comment and final rules be adopted in the first quarter of 2006.

NOTE 6. LITIGATION

The company has expended and continues to expend substantial amounts with respect to the legal proceedings and related investigations and regulatory matters summarized below. At September 30, 2005, the company had accrued $169 million to provide for the estimated costs of these matters, of which $157 million related to matters arising from the 2000-2001 California energy crisis, all of which is recorded in Other Current Liabilities and Deferred Credits and Other on the Consolidated Balance Sheets and almost all of which pertains to litigation that is continuing at October 31, 2005. (The related expenses are recorded in Other Operating Expenses in the Statements of Consolidated Income.). However, the uncertainties inherent in complex legal proceedings and, in particular, jury trial litigation make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition. Further background on these matters is provided in the Annual Report.

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

Class-action and individual antitrust and unfair competition lawsuits (frequently referred to as the Continental Forge litigation), filed in 2000 and thereafter and now consolidated in San Diego Superior Court, allege that Sempra Energy and the California Utilities, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. Plaintiff class members include virtually all natural gas and electric consumers served by the California IOUs. In December 2003, the Court approved a settlement with the El Paso entities valued at approximately $1.6 billion to resolve these claims and other litigation involving claims unrelated to those asserted against Sempra Energy and the California Utilities. The proceeding against Sempra Energy and the California Utilities, in which the remaining plaintiffs claim damages of $23 billion after applicable trebling, has not been resolved and continues to be litigated.

An initial jury trial in this litigation began on October 24, 2005, pursuant to a stipulation with respect to its size, scope, format and binding effect. The stipulation permits Sempra Energy and the California Utilities to appeal any final judgment in the initial trial that is unfavorable to them prior to any additional proceedings in the trial court.

The initial trial is for two plaintiff subclasses, residential natural gas and electricity customers in Ventura County, California and all other residential electricity customers of Southern California Edison Company (Edison). Employing the plaintiffs' damages methodology, the damage claims of these plaintiffs are estimated to total approximately $80 million and $1.2 billion, respectively, after applicable trebling, plus additional indeterminate amounts (not subject to trebling) for claims of unfair competition. The remainder of plaintiffs' $23 billion damage claims is allocable to plaintiffs other than the Ventura residential customer subclass and the Edison residential customer subclass.

If a judgment favorable to the Ventura residential customer subclass were to be entered at the conclusion of the initial trial, Sempra Energy and the California Utilities could appeal the judgment by posting a bond in an amount not to exceed $75 million. Any initial trial judgment for the Edison residential customer subclass would not be a final judgment, and would be stayed pending the exhaustion of appellate review of any judgment for the Ventura residential customer subclass.

If appeals to overturn a judgment favorable to the Ventura residential subclass were to be ultimately unsuccessful, additional trials or other trial court proceedings with respect to other plaintiffs would then proceed. In these proceedings, Sempra Energy and the California Utilities would be precluded from relitigating previously determined issues of liability, causation and fact of damages that are not unique to the specific plaintiff groups in the proceedings. Final judgments with respect to those plaintiffs and with respect to the Edison residential customer subclass (as determined by the initial trial) would be entered following the conclusion of the additional proceedings.

The FERC has not yet acted on a petition filed by Sempra Energy and the California Utilities on June 22, 2005, seeking a declaratory order that the FERC has exclusive jurisdiction with respect to the issues raised in these proceedings that preempts the California litigation. However, the San Diego Superior Court has previously rejected assertions of FERC exclusive jurisdiction and a FERC ruling favorable to Sempra Energy, SoCalGas and SDG&E would not, in itself, dispose of the California litigation.

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

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during 2000-2001. Several of the company's senior officers previously testified at investigational hearings conducted by the California Attorney General's Office, and the company expects additional hearings to be held.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other Sempra Energy subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

During 2004, 12 antitrust actions were filed against the company, alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades. Several of those lawsuits seek class action certification. On April 8, 2005, one of those lawsuits, filed in the Nevada U.S. District Court, was dismissed on the merits, on the grounds that the claims asserted were preempted by federal law and the Filed Rate Doctrine. In June 2005, the three remaining lawsuits pending in the Nevada U.S. District Court were amended to name the California Utilities as defendants. Motions to dismiss those lawsuits have been filed and are awaiting resolution by the District Court. In addition, in June 2005, a class action lawsuit similar to the pending individual suits in the Nevada federal court was filed by Ever-bloom, Inc., et al., in the U.S. District Court for the Eastern District of California and has now been coordinated with the Nevada federal court proceeding. With respect to the lawsuits coordinated before the San Diego Superior Court, on June 29, 2005, the court denied defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. A separate motion to dismiss filed by Sempra Energy for improper joinder remains pending resolution by the court.

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

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At September 30, 2005, the cumulative amount of these shareholder awards, substantially all of which has been included in net income, was $59.4 million.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, contributed to the natural gas price spikes, or issue an order terminating the investigation. Discovery is ongoing and initial testimony is scheduled to be filed on November 3, 2005.

Other Litigation

The July 8, 2005 lawsuit (noted in the Quarterly Report for the quarter ended June 30, 2005) filed against the company in the U.S. District Court for the Central District of California related to the conversion of certain traditional pension plan for non-union employees to a cash balance plan was dismissed on October 18, 2005. On October 28, 2005, the plaintiffs refiled in U.S. District Court the cause of action for alleged failure to make proper notification of plan changes, which had been dismissed without prejudice. The plaintiffs may appeal the other three causes of action that were dismissed with prejudice to the Ninth Circuit Court of Appeals.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

RESULTS OF OPERATIONS

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting the company's earnings for the nine month and three month periods ended September 30, 2005 and 2004. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Pacific Enterprises
Nine Months ended September 30

	Net Income		Operating Income

(Dollars in millions)	2005	2004	2005	2004

Reported amounts	$170	$175	$186	$186
Increase in California energy crisis litigation reserves
	53	--	53	--
Resolution of prior years' income-tax issues	(22)	2	(22)	2
SoCalGas' gain on sale of partnership property	--	(9)	--	--

	$201	$168	$217	$188

Three Months ended September 30
	Net Income		Operating Income

(Dollars in millions)	2005	2004	2005	2004

Reported amounts	$43	$67	$40	$65
Increase in California energy crisis litigation reserves
	53	--	53	--
Resolution of prior years' income-tax issues	(19)	1	(19)	1
SoCalGas' gain on sale of partnership property	--	(9)	--	--

	$77	$59	$74	$66

Southern California Gas
Nine Months ended September 30

	Net Income		Operating Income

(Dollars in millions)	2005	2004	2005	2004

Reported amounts	$164	$175	$192	$190
Increase in California energy crisis litigation reserves
	53	--	53	--
Resolution of prior years' income-tax issues	(21)	2	(21)	2
SoCalGas' gain on sale of partnership property	--	(9)	--	--

	$196	$168	$224	$192

Three Months ended September 30
	Net Income		Operating Income

(Dollars in millions)	2005	2004	2005	2004

Reported amounts	$36	$68	$42	$67
Increase in California energy crisis litigation reserves
	53	--	53	--
Resolution of prior years' income-tax issues	(18)	1	(18)	1
SoCalGas' gain on sale of partnership property	--	(9)	--	--

	$71	$60	$77	$68

Revenue

During the nine months and three months ended September 30, 2005, natural gas revenues increased compared to the corresponding periods in 2004 as a result of higher natural gas costs.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SoCalGas' GCIM allows the California Utilities to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 9 of the notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes natural gas volumes and revenues by customer class for the nine month periods ended September 30.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2005:
Residential	174	$1,893	1	$4	175	$1,897
Commercial and industrial	79	725	203	132	282	857
Electric generation plants	--	--	110	38	110	38
Wholesale	--	--	110	50	110	50

	253	$2,618	424	$224	677	2,842
Balancing accounts and other						249

Total						$3,091

2004:
Residential	172	$1,705	1	$5	173	$1,710
Commercial and industrial	78	614	204	139	282	753
Electric generation plants	--	--	137	41	137	41
Wholesale	--	--	112	32	112	32

	250	$2,319	454	$217	704	2,536
Balancing accounts and other						285

Total						$2,821

Income Taxes

Income tax expense was $61 million and $134 million ($55 million and $133 million for SoCalGas) for the nine months ended September 30, 2005 and 2004, respectively, and the effective income tax rates were 26 percent and 43 percent (25 percent and 43 percent for SoCalGas), respectively. Income tax benefit was $24 million and income tax expense was $53 million (income tax benefit of $26 million and income tax expense of $52 million for SoCalGas) for the three months ended September 30, 2005 and 2004, respectively, and the effective income tax rates were (126) percent and 44 percent ((260) percent and 43 percent for SoCalGas), respectively. The decreases in expense were due to lower pre-tax income and the lower effective tax rate. The decrease in the effective rate was due primarily to the favorable resolution of prior years' income-tax issues in 2005, offset, for the nine months, by a lesser amount of favorable resolutions in 2004.

Net Income

Net income for SoCalGas decreased by $11 million (6%) to $164 million for the nine months ended September 30, 2005, due primarily to California energy crisis litigation reserves recorded in 2005 and the sale of the Hawaiian Gardens property in 2004, offset by the CPUC's 2005 cost of service decision eliminating 2004 revenue sharing (for which $11 million after-tax that had been accrued in 2004 was restored to income in 2005) and authorizing higher revenues, and the favorable resolution of income-tax issues in 2005. Net income for SoCalGas decreased by $32 million (47%) to $36 million for the three months ended September 30, 2005 primarily due to litigation reserves recorded in 2005 and the sale of the Hawaiian Gardens property in 2004, offset by the favorable resolution of income-tax issues in 2005.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' utility operations are the major source of liquidity.

At September 30, 2005, there was $15 million in unrestricted cash and $500 million in available unused, committed lines of credit at SoCalGas. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

The company's credit agreements are discussed more fully in Note 3 of the notes to Consolidated Financial Statements.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities increased by $7 million to $570 million for 2005. For SoCalGas, net cash provided by operating activities increased by $32 million to $553 million for 2005. The changes were primarily due to an increase in other liabilities and a higher decrease in accounts receivable in 2005, offset by increased income-tax payments in 2005.

For the nine months ended September 30, 2005, the company made pension and other postretirement benefit plan contributions of $1 million and $28 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities increased by $165 million to $406 million for 2005. Net cash used in SoCalGas' investing activities increased by $240 million to $441 million for 2005. The increases were primarily due to higher advances to Sempra Energy in 2005.

Significant capital expenditures in 2005 are expected to be for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities decreased by $145 million to $183 million for 2005, attributable to payments on long-term debt in 2004. Net cash used in SoCalGas' financing activities decreased by $195 million to $131 million for 2005. The decrease at SoCalGas was attributable to payments on long-term debt in 2004 and lower common dividends paid in 2005, offset by a decrease in short-term debt in 2005.

COMMITMENTS

At September 30, 2005, there were no significant changes to the commitments that were disclosed in the Annual Report, except that the natural gas contract commitments at SoCalGas were $1.8 billion. The future payments under these commitments are expected to be $529 million for 2005, $871 million for 2006, $112 million for 2007, $109 million for 2008, $93 million for 2009 and $94 million thereafter.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the companies will depend primarily on the ratemaking and regulatory process, natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in Note 5 of the notes to Consolidated Financial Statements.

Litigation

Note 6 of the notes to Consolidated Financial Statements herein and Note 10 of the notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis), the ultimate resolution of which could have a material adverse effect on future performance.

Industry Developments

Note 5 of the notes to Consolidated Financial Statements herein and Note 9 of the notes to Consolidated Financial Statements in the Annual Report describe natural gas restructuring and rates and other pending proceedings and investigations.

Increased Cost of Natural Gas

SoCalGas purchases substantially all of the natural gas that it sells to customers at prices at or near market prices prevailing at the time of delivery with increases and decreases in the cost of natural gas supplies passed on to customers on a substantially concurrent basis. The cost of natural gas supplies has increased dramatically in recent months and further increases are possible during the winter heating season. However, on October 27, 2005, the CPUC approved the California Utilities' emergency winter natural gas hedging plan, which is designed to help lessen the impacts of severe price spikes by providing price protection to core customers during this upcoming winter season. The CPUC, anticipating rising utility costs, also approved rules that impose restrictions on residential customers' utility shutoffs this winter. As a result of this decision, utility companies under CPUC jurisdiction, including the California Utilities, won't be able to terminate service to residential customers who pay at least half their monthly billed amounts and who agree to deferred-payment plans. It is estimated that the SoCalGas' customer receivables will increase by $127 million above the amount anticipated otherwise given existing market conditions through the end of the winter heating season due to the CPUC's order regarding restricted service termination for all residential customers. In addition, there has been limited discussion at the CPUC, primarily from consumer groups, to cap natural gas rates during the winter period. However, on October 25, 2005, the ALJ assigned to a related proceeding rejected the imposition of any capping of natural gas rates. Any measures that would preclude SoCalGas from recovering substantially all of its costs on a current basis could materially and adversely affect SoCalGas' cash flow and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report. As of September 30, 2005, the total Value at Risk of SoCalGas' positions was not material.

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

During the quarter ended September 30, 2005, management outsourced certain human resource, payroll, and employee benefit functions to a third party service provider, and implemented a new software application that automates the tax provision calculation. The changes strengthen the design and effectiveness of the internal controls and improve the efficiency of these systems. As part of the conversion processes, management performed substantial testing of related internal controls intended to provide reasonable assurances that the converted data and subsequent ongoing process meet the company's objective to provide reliable financial reporting. Management has determined that the design of the controls surrounding these new processes satisfies the control objectives, and is currently evaluating the post-implementation operating effectiveness of these controls.

Except for these changes, there have been no changes in the companies' internal controls over financial reporting during the companies' most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the companies' internal controls over financial reporting.

The companies evaluate the effectiveness of their internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officers, the companies evaluated the effectiveness of the design and operation of the companies' disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based on that evaluation, the companies' Chief Executive Officers and Chief Financial Officers concluded that the companies' disclosure controls and procedures were effective at the reasonable assurance level.

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

32.1 Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2 Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

32.3 Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4 Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Exhibit 99 - Additional exhibits

99.1 Text of Stipulation in Continental Forge Litigation, incorporated by reference from Exhibit 99.1 of Form 8-K filed by Pacific Enterprises (Commission File Number 1-40) and Southern California Gas Company (Commission File Number 1-1402) on September 9, 2005.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after June 30, 2005:

Current Report on Form 8-K filed August 2, 2005, including as exhibits Sempra Energy's press release of August 2, 2005, giving the financial results for the three months ended June 30, 2005, and related Income Statement Data by Business Unit.

Current Report on Form 8-K filed August 11, 2005, reporting the amendment and restatement of the California Utilities' combined revolving credit facility.

Current Report on Form 8-K filed September 9, 2005, reporting a stipulation filed in the Continental Forge class action litigation.

Current Report on Form 8-K filed November 2, 2005, including as exhibits Sempra Energy's press release of November 2, 2005, giving the financial results for the three months ended September 30, 2005, and related Income Statement Data by Business Unit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PACIFIC ENTERPRISES, (Registrant)

Date: November 2, 2005	By: /s/ F. H. Ault

F. H. Ault Sr. Vice President and Controller

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 2, 2005	By: /s/ S. D. Davis

S. D. Davis Sr. Vice President-External Relations and Chief Financial Officer