Form 10-Q
period 2006-03-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2006-05-02
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2006

Commission File Number	Name of Registrant, State of Incorporation, Address and Telephone Number	(I.R.S. Employer Identification No.)

1-40	Pacific Enterprises (A California Corporation) 101 Ash Street San Diego, California 92101 (619) 696-2000	94-0743670
1-1402	Southern California Gas Company (A California Corporation) 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	95-1240705
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

	(unaudited)

Operating revenues	$1,425	$1,241

Operating expenses
Cost of natural gas	986	801
Other operating expenses	233	215
Depreciation	66	66
Franchise fees and other taxes	39	33

Total operating expenses	1,324	1,115

Operating income	101	126

Other expense, net (Note 3)	(1)	(1)
Interest income	8	4
Interest expense	(19)	(12)

Income before income taxes	89	117

Income tax expense	38	48

Net income	51	69
Preferred dividend requirements	1	1

Earnings applicable to common shares	$50	$68

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$371	$90
Accounts receivable - trade	658	694
Accounts receivable - other	16	37
Interest receivable	10	9
Due from unconsolidated affiliates	68	5
Income taxes receivable	79	166
Deferred income taxes	24	20
Regulatory assets arising from fixed-price contracts and other derivatives	32	52
Other regulatory assets	35	36
Inventories	24	121
Other	8	16

Total current assets	1,325	1,246

Other assets:
Due from unconsolidated affiliates	416	414
Other regulatory assets	148	143
Sundry	42	55

Total other assets	606	612

Property, plant and equipment:
Property, plant and equipment	7,845	7,764
Less accumulated depreciation	(3,133)	(3,091)

Property, plant and equipment, net	4,712	4,673

Total assets	$6,643	$6,531

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$--	$88
Accounts payable - trade	275	344
Accounts payable - other	72	76
Due to unconsolidated affiliates	165	176
Regulatory balancing accounts, net	193	13
Fixed-price contracts and other derivatives	32	52
Customer deposits	86	80
Temporary LIFO liquidation	107	--
Current portion of long-term debt	8	8
Other	283	280

Total current liabilities	1,221	1,117

Long-term debt	1,098	1,100

Deferred credits and other liabilities:
Customer advances for construction	80	74
Postretirement benefits other than pensions	61	65
Deferred income taxes	121	125
Deferred investment tax credits	38	38
Regulatory liabilities arising from removal obligations	1,104	1,097
Asset retirement obligations	512	504
Deferred taxes refundable in rates	206	200
Fixed-price contracts and other derivatives	5	2
Preferred stock of subsidiary	20	20
Deferred credits and other	343	355

Total deferred credits and other liabilities	2,490	2,480

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock	80	80
Common stock (600 million shares authorized;
84 million shares outstanding)	1,453	1,453
Retained earnings	306	306
Accumulated other comprehensive income (loss)	(5)	(5)

Total shareholders' equity	1,834	1,834

Total liabilities and shareholders' equity	$6,643	$6,531

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51	$69
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	66	66
Deferred income taxes and investment tax credits	(3)	11
Other	2	--
Net changes in other working capital components	471	330
Changes in other assets	5	2
Changes in other liabilities	(2)	(7)

Net cash provided by operating activities	590	471

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(97)	(63)
Increase in loans to affiliates, net	(71)	(386)
Other	(2)	--

Net cash used in investing activities	(170)	(449)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(50)	--
Preferred dividends paid	(1)	(1)
Decrease in short-term debt	(88)	(30)

Net cash used in financing activities	(139)	(31)

Increase (decrease) in cash and cash equivalents	281	(9)
Cash and cash equivalents, January 1	90	34

Cash and cash equivalents, March 31	$371	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$8	$6

Income tax payments (refunds), net	$(47)	$56

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

	(unaudited)

Operating revenues	$1,425	$1,241

Operating expenses
Cost of natural gas	986	801
Other operating expenses	233	215
Depreciation	66	66
Franchise fees and other taxes	39	33

Total operating expenses	1,324	1,115

Operating income	101	126

Other expense, net (Note 3)	--	(1)
Interest income	3	2
Interest expense	(18)	(11)

Income before income taxes	86	116

Income tax expense	37	47

Net income/earnings applicable to common shares	$49	$69

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$371	$90
Accounts receivable - trade	658	694
Accounts receivable - other	16	37
Interest receivable	10	9
Due from unconsolidated affiliates	63	1
Income taxes receivable	--	85
Deferred income taxes	25	20
Regulatory assets arising from fixed-price contracts and other derivatives	32	52
Other regulatory assets	35	36
Inventories	24	121
Other	8	15

Total current assets	1,242	1,160

Other assets:
Other regulatory assets	148	143
Sundry	20	33

Total other assets	168	176

Property, plant and equipment:
Property, plant and equipment	7,842	7,762
Less accumulated depreciation	(3,133)	(3,091)

Property, plant and equipment, net	4,709	4,671

Total assets	$6,119	$6,007

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$--	$88
Accounts payable - trade	275	344
Accounts payable - other	72	76
Due to unconsolidated affiliates	90	102
Income taxes payable	3	--
Regulatory balancing accounts, net	193	13
Fixed-price contracts and other derivatives	32	52
Customer deposits	86	80
Temporary LIFO liquidation	107	--
Current portion of long-term debt	8	8
Other	281	280

Total current liabilities	1,147	1,043

Long-term debt	1,098	1,100

Deferred credits and other liabilities:
Customer advances for construction	80	74
Postretirement benefits other than pensions	61	65
Deferred income taxes	141	145
Deferred investment tax credits	38	38
Regulatory liabilities arising from removal obligations	1,104	1,097
Asset retirement obligations	512	504
Deferred taxes refundable in rates	206	200
Fixed-price contracts and other derivatives	5	2
Deferred credits and other	311	322

Total deferred credits and other liabilities	2,458	2,447

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized;
91 million shares outstanding)	866	866
Retained earnings	533	534
Accumulated other comprehensive income (loss)	(5)	(5)

Total shareholders' equity	1,416	1,417

Total liabilities and shareholders' equity	$6,119	$6,007

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49	$69
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	66	66
Deferred income taxes and investment tax credits	(4)	11
Other	2	--
Net changes in other working capital components	470	326
Changes in other assets	5	1
Changes in other liabilities	(1)	(6)

Net cash provided by operating activities	587	467

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(97)	(63)
Increase in loans to affiliates, net	(71)	(333)

Net cash used in investing activities	(168)	(396)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(50)	(50)
Decrease in short-term debt	(88)	(30)

Net cash used in financing activities	(138)	(80)

Increase (decrease) in cash and cash equivalents	281	(9)
Cash and cash equivalents, January 1	90	34

Cash and cash equivalents, March 31	$371	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$7	$5

Income tax payments (refunds), net	$(47)	$56

See notes to Consolidated Financial Statements.

NOTE 1. GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and of Southern California Gas Company (SoCalGas) (collectively referred to as the company or the companies). PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the other case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

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

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the Annual Report).

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

Following are the changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, for the three months ended March 31, 2006 and 2005. FIN 47 was adopted prospectively on January 1, 2006.

(Dollars in millions)	2006		2005

Balance as of January 1	$505	*	$9	*
Accretion expense	8		--

Balance as of March 31	$513	*	$9	*

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

In accordance with FIN 47, the company has determined that the amount of asbestos-containing materials could not be determined and, therefore, no liability has been recognized for the related removal obligations. Since substantially all of the cost of removing such materials is expected to be recovered in rates, the effect of not recognizing these liabilities is not material to the company's financial condition or results of operations.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the three months ended March 31:

			Other
	Pension Benefits		Postretirement Benefits

(Dollars in millions)	2006	2005	2006	2005

Service cost	$10	$8	$4	$5
Interest cost	24	25	10	11
Expected return on assets	(24)	(25)	(9)	(9)
Amortization of:
Prior service cost	2	2	(1)	--
Actuarial loss	1	1	1	2
Regulatory adjustment	(12)	(10)	1	1

Total net periodic benefit cost	$1	$1	$6	$10

The company expects to contribute $2 million to its pension plans and $24 million to its other postretirement benefit plans in 2006. For the three months ended March 31, 2006, $0 million and $8 million of contributions have been made to the pension and other postretirement benefit plans, respectively.

In accordance with FASB Staff Position 106-2, the net periodic postretirement benefit costs for the three months ended March 31, 2006 were reduced by $2 million, before regulatory adjustments, to reflect the expected subsidy as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

During the three months ended March 31, 2006, the amount of unpaid capital expenditures decreased by $6 million.

Certain prior period financial statement items have been reclassified to conform to current period presentation.

The companies' Consolidated Statements of Income have been converted from a utility format, where only regulated cost-of-service items, including income taxes on operating income, were reflected in Operating Income, to a commercial format, where nonutility items are reflected as components of Operating Income. Also, in the Consolidated Balance Sheets under the commercial format, nonutility property is included in Property, Plant and Equipment.

NOTE 2. NEW ACCOUNTING STANDARDS

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R):

Effective January 1, 2006, Sempra Energy adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Sempra Energy adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, Sempra Energy's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Sempra Energy recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally four years. Sempra Energy estimated the forfeiture rate for the first quarter of 2006 based on its historical experience.

SFAS 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APBO) 20 and FASB Statement No. 3" (SFAS 154): This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

SFAS 155, "Accounting for Certain Hybrid Instruments" (SFAS 155): In February 2006, the FASB issued SFAS 155, an amendment of FASB Statements No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The company is currently evaluating the impact SFAS 155 will have on its consolidated financial statements, but does not expect that the impact will be material.

SFAS 156, "Accounting for Servicing of Financial Assets" (SFAS 156): In March 2006, the FASB issued SFAS 156, an amendment to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The company will adopt this statement on January 1, 2007 but does not expect that this statement will have a material effect on its consolidated financial statements.

NOTE 3. OTHER FINANCIAL DATA

SoCalGas and its affiliate, SDG&E have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to the combined borrowing limit for both utilities of $600 million. At March 31, 2006 and December 31, 2005, SoCalGas had no amounts outstanding under this facility. The facility provided support for $88 million of commercial paper outstanding at December 31, 2005.

Additional information concerning these credit facilities is provided in the Annual Report.

The company's weighted average interest rate on the total short-term debt outstanding was 4.26% at December 31, 2005.

Comprehensive Income

For the three months ended March 31, 2006 and 2005, respectively, comprehensive income was equal to net income.

Capitalized Interest

The company recorded $1 million and $0 million of capitalized interest for the three months ended March 31, 2006 and 2005, respectively, including the portion of allowance for funds used during construction related to debt.

Other Expense, Net

Other Expense, Net consists of the following:

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

Regulatory interest, net	$(1)	$(1)
Allowance for equity funds used during construction	2	1
Sundry, net	(1)	(1)

Total at SoCalGas	--	(1)
Additional at Pacific Enterprises:
Sundry, net	(1)	--

Total	$(1)	$(1)

NOTE 4. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These are described in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

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

NOTE 5. REGULATORY MATTERS

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In November 2004, the California Public Utilities Commission (CPUC) initiated the independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of the California Utilities. The final audit report covering years 1997 through 2003 was made available on February 28, 2006. The scope of the audit is broader than the annual affiliate audit. The results of the audit are being reviewed by the CPUC and a hearing is scheduled for August 2006.

The annual affiliate audit reports of the California Utilities' transactions with other Sempra Energy affiliates covering calendar year 2004 were also submitted in the Affiliate Order Instituting Investigation proceeding and all affiliate-related issues in both proceedings will be coordinated and the remaining issues in the Border Price Investigation are stayed. Additional information regarding the Border Price Investigation is provided in Note 6 herein. The 2005 annual audit report was filed with the CPUC in April 2006.

CPUC RULEMAKING REGARDING ENERGY UTILITIES, THEIR HOLDING COMPANIES AND NON-REGULATED AFFILIATES

In April 2006, the CPUC issued a draft decision to amend the scope and schedule of the CPUC's October 2005 Holding Company Order Instituting Rulemaking. The draft decision, if adopted by the CPUC, sets forth proposed affiliate transaction rule changes that would be subject to a comment process beginning in late May 2006. Among other changes, the proposed affiliate transaction rule modifications would apply the affiliate transaction rules to the parent company, further limit shared services for corporate support (specifying financial planning, regulatory affairs, legal and risk management activities), prohibit utility procurement from affiliates without prior CPUC approval, and increase the public disclosure requirements and the CPUC's access to information regarding various matters. After consideration of the filed comments, the CPUC would issue another draft decision for additional comments and oral argument, with the final decision tentatively scheduled for the third quarter of 2006. The draft decision is currently on the agenda for the CPUC's May 11, 2006, business meeting.

GAIN ON SALE RULEMAKING

A CPUC rulemaking was issued in September 2004 to standardize the treatment of gains on sales of utility property. This rulemaking may result in the adoption of a general ratemaking policy for allocation between utility shareholders and ratepayers of any gain or loss on sale of utility property. The CPUC will consider adopting a standard percentage allocation, rather than resolving such allocations on a case-by-case basis, as is now its practice. In unusual circumstances the CPUC would be able to depart from the standard allocation to be adopted. The CPUC intends to apply this standard percentage to sales of both depreciable and non-depreciable property. Among other things, the rulemaking states that the new policy would replace the CPUC's current policy of allocating to shareholders all gains or losses on the sale of utility plant to a municipality. Two draft decisions have been issued, with differing allocations of gains and losses. The matter is expected to be addressed by the CPUC in the second quarter of 2006.

NATURAL GAS INDUSTRY RESTRUCTURING

In April 2006, the CPUC voted to approve the California Utilities' proposal to combine the natural gas transmission costs for both companies, so that their customers will pay the same rate for delivering natural gas at any receipt point once re-gasified liquefied natural gas deliveries begin at the Otay Mesa interconnection.

NOTE 6. LITIGATION

At March 31, 2006, the company's reserves for litigation matters were $169 million, primarily reserves of $155 million related to the agreements reached, subject to court approval, to settle certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Settlement Agreements

The litigation that is the subject of the settlement agreements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge litigation, consisting of class-action and individual antitrust and unfair competition lawsuits consolidated in San Diego Superior Court, alleged that Sempra Energy and the California Utilities, along with El Paso Natural Gas Company and several of its affiliates, unlawfully sought to control natural gas and electricity markets and claimed damages of $23 billion after applicable trebling. A second settlement agreement relates to class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court and involved virtually identical allegations to those in the Continental Forge litigation.

To settle the California and Nevada litigation, Sempra Energy would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the California Utilities, subject to CPUC approval, re-gasified liquefied natural gas from its liquefied natural gas terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The California Utilities also would seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the Department of Water Resources (DWR). The price reductions would be reduced by any amounts in excess of $150 million that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

The California settlement is subject to the approval of the San Diego Superior Court, which has preliminarily approved the settlement, and notice of the settlement has been provided to the plaintiff class. The Los Angeles City Council has not yet voted to approve the City of Los Angeles's participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the California Utilities. If the City of Los Angeles decides not to participate, Sempra Energy may, at its option, either proceed with the settlement of the class action and other individual cases or terminate the entire agreement. The California Attorney General, the DWR, the California Energy Oversight Board, Southern California Edison Company, Pacific Gas & Electric Company and various other parties have filed objections to the settlement based, among other things, on their concerns that the releases in the settlement may encompass other proceedings against Sempra Energy and its subsidiaries to which they are parties. A hearing on the final approval of the Continental Forge settlement is scheduled for June 8, 2006. The Nevada settlement is subject to approval by the Nevada Clark County District Court, which has not yet approved notice to the class or scheduled a final approval hearing. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective. The company expects both settlements to be approved.

Additional details are provided in Note 9 of the notes to Consolidated Financial Statements in the Annual Report.

Other Natural Gas Cases

On November 21, 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the California Utilities had intentionally misled the CPUC in obtaining its approval to use the utilities' California natural gas pipeline capacity to enable Sempra Energy's non-utility subsidiaries to deliver natural gas to a power plant in Mexico. The lawsuit further alleges that, as a result of insufficient utility pipeline capacity to serve both the power plant and California customers, SDG&E curtailed natural gas service to electric generators and large California commercial and industrial customers 17 times in 2000 - 2001, which resulted in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source by electric generating plants. The lawsuit seeks statutory penalties of not less than $1 million, $2,500 for each of an unspecified number of instances of unfair business practices, and unspecified amounts of actual and punitive damages. It also seeks an injunction to require divestiture by Sempra Energy of non-utility subsidiaries to an extent to be determined by the court.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

Apart from the claims that will be settled in connection with the Continental Forge settlement, there remain pending 13 antitrust actions that were filed and have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the California Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades. On June 29, 2005, the court denied the defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the California Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The District Court has dismissed four of these actions on the grounds that the claims asserted in these suits were preempted under federal law and the Filed Rate Doctrine. The remaining case is stayed. Plaintiffs have appealed the dismissals and the matters are pending oral argument in the Ninth Circuit Court of Appeals.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. In December 2004, the CPUC rejected the Administrative Law Judge's proposed decision highly critical of SoCalGas' natural gas purchase, sales, hedging and storage activities during the period.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved and/or order the party to issue a refund to ratepayers. At March 31, 2006, the cumulative amount of these shareholder awards, substantially all of which has been included in income, was $59.4 million.

The CPUC may hold additional hearings to consider whether other companies, including other California investor-owned utilities, contributed to the natural gas price spikes, or issue an order terminating the investigation. Discovery is ongoing and initial testimony was filed in November 2005. Hearings are expected to begin in August 2006, in conjunction with the CPUC's investigation of compliance with affiliate rules.

Other Litigation

In 1998, SoCalGas converted its traditional pension plan for non-union employees to a cash balance plan. On July 8, 2005, a lawsuit was filed against the company in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action. On March 20, 2006, the court dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

RESULTS OF OPERATIONS

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting net income and operating income for the three month periods ended March 31, 2006 and 2005. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Pacific Enterprises

	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$51	$69	$101	$126

Resolution of prior years' income tax issues	--	(4)	--	--

	$51	$65	$101	$126

Southern California Gas

	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$49	$69	$101	$126

Resolution of prior years' income tax issues	--	(4)	--	--

	$49	$65	$101	$126

Revenue

During the three months ended March 31, 2006, natural gas revenues increased compared to the corresponding period in 2005 as a result of higher natural gas costs, which are passed on to customers.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SoCalGas' gas cost incentive mechanism allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 8 of the notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes natural gas volumes and revenues by customer class for the three month periods ended March 31.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2006:
Residential	92	$1,085	1	$2	93	$1,087
Commercial and industrial	32	345	69	47	101	392
Electric generation plants	--	--	29	12	29	12
Wholesale	--	--	41	13	41	13

	124	$1,430	140	$74	264	1,504
Balancing accounts and other						(79)

Total						$1,425

2005:
Residential	89	$886	--	$2	89	$888
Commercial and industrial	31	275	68	39	99	314
Electric generation plants	--	--	26	8	26	8
Wholesale	--	--	45	10	45	10

	120	$1,161	139	$59	259	1,220
Balancing accounts and other						21

Total						$1,241

Income Taxes

Income tax expense was $38 million and $48 million ($37 million and $47 million for SoCalGas) for the three months ended March 31, 2006 and 2005, respectively, and the effective income tax rates for the company (and SoCalGas) were 43 percent and 41 percent, respectively. The decrease in expense was due to lower taxable income, offset by the reduction in favorable resolution of income tax issues in 2005, which reduced the effective tax rate in 2005.

Net Income

Net income for SoCalGas decreased by $20 million (29%) to $49 million for the three months ended March 31, 2006, due primarily to the CPUC's Cost of Service decision in 2005 that eliminated 2004 revenue sharing, increasing 2005 net earnings by $11 million; increased non-refundable operating costs in excess of higher authorized margins, resulting in lower 2006 net earnings of $5 million; and a favorable resolution in 2005 of prior years' income tax issues, resulting in an increase to 2005 net earnings of $4 million.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2006, the company had $371 million in unrestricted cash and $500 million in available unused, committed lines of credit at SoCalGas, which are shared with SDG&E and which are discussed more fully in Note 3 of the notes to Consolidated Financial Statements. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities increased by $119 million to $590 million for 2006. For SoCalGas, net cash provided by operating activities increased by $120 million to $587 million for 2006. The changes were primarily due to a higher increase in overcollected regulatory balancing accounts in 2006.

For the three months ended March 31, 2006, the company made contributions of $8 million to postretirement benefit plans other than pensions and less than $1 million to its pension plans.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities decreased by $279 million to $170 million for 2006. Net cash used in SoCalGas' investing activities decreased by $228 million to $168 million for 2006. The decreases were primarily due to lower advances to Sempra Energy in 2006.

Significant capital expenditures in 2006 are expected to be for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities increased by $108 million to $139 million for 2006. Net cash used in SoCalGas' financing activities increased by $58 million to $138 million for 2006. The increases were attributable to higher payments on short-term debt in 2006. The increase in PE's financing activities was also attributable to $50 million common dividends paid to Sempra Energy in 2006. PE did not pay common dividends to Sempra Energy in the first quarter of 2005.

COMMITMENTS

At March 31, 2006, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $340 million related to new natural gas contracts at SoCalGas. The future payments under the new contracts are expected to be $243 million for 2006 and $97 million for 2007.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, natural gas industry restructuring, and the changing energy marketplace. Performance will also depend on the successful completion of construction programs, which are discussed in various places in this report. These factors are discussed in Note 5 of the notes to Consolidated Financial Statements herein.

Litigation

Note 6 of the notes to Consolidated Financial Statements herein and Note 9 of the notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis), the ultimate resolution of which could have a material adverse effect on future performance.

Industry Developments

Note 5 of the notes to Consolidated Financial Statements herein and Note 8 of the notes to Consolidated Financial Statements in the Annual Report describe natural gas restructuring and rates, and other pending proceedings and investigations.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 2 of the notes to Consolidated Financial Statements. One pronouncement of particular importance to the company is described below.

Stock-Based Compensation: Effective January 1, 2006, Sempra Energy adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Sempra Energy adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, Sempra Energy's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2006, the total Value at Risk of SoCalGas' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Notes 5 and 6 of the notes to Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2005 Form 10-K.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2005:

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

Current Report on Form 8-K filed May 2, 2006, including as exhibits Sempra Energy's press release of May 2, 2006, giving the financial results for the three months ended March 31, 2006, and related Income Statement Data by Business Unit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PACIFIC ENTERPRISES, (Registrant)

Date: May 2, 2006	By: /s/ S. D. Davis

S. D. Davis Sr. Vice President and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 2, 2006	By: /s/ S. D. Davis

S. D. Davis Sr. Vice President-External Relations and Chief Financial Officer