Form 10-Q
period 2006-06-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2006-08-03
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2006

Commission File Number	Name of Registrant, State of Incorporation, Address and Telephone Number	(I.R.S. Employer Identification No.)

1-40	Pacific Enterprises (A California Corporation) 101 Ash Street San Diego, California 92101 (619) 696-2000	94-0743670
1-1402	Southern California Gas Company (A California Corporation) 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	95-1240705
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
	Three months ended		Six months ended
	June 30,		June 30,

(Dollars in millions)	2006	2005	2006	2005

	(unaudited)

Operating revenues	$908	$940	$2,333	$2,181

Operating expenses
Cost of natural gas	476	527	1,462	1,328
Other operating expenses	233	218	466	433
Depreciation	67	66	133	132
Franchise fees and other taxes	27	28	66	61

Total operating expenses	803	839	2,127	1,954

Operating income	105	101	206	227

Other expense, net (Note 3)	(1)	--	(2)	(1)
Interest income	31	6	39	10
Interest expense	(18)	(12)	(37)	(24)

Income before income taxes	117	95	206	212

Income tax expense	50	37	88	85

Net income	67	58	118	127
Preferred dividend requirements	1	1	2	2

Earnings applicable to common shares	$66	$57	$116	$125

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$393	$90
Accounts receivable - trade	342	694
Accounts receivable - other	29	37
Interest receivable	10	9
Due from unconsolidated affiliates	34	5
Income taxes receivable	74	166
Deferred income taxes	15	20
Regulatory assets arising from fixed-price contracts and other derivatives	13	52
Other regulatory assets	32	36
Inventories	42	121
Other	25	16

Total current assets	1,009	1,246

Other assets:
Due from unconsolidated affiliates	443	414
Other regulatory assets	166	143
Sundry	37	55

Total other assets	646	612

Property, plant and equipment:
Property, plant and equipment	7,926	7,764
Less accumulated depreciation	(3,170)	(3,091)

Property, plant and equipment, net	4,756	4,673

Total assets	$6,411	$6,531

See notes to Consolidated Financial Statements

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$--	$88
Accounts payable - trade	189	344
Accounts payable - other	76	76
Due to unconsolidated affiliates	95	176
Regulatory balancing accounts, net	200	13
Fixed-price contracts and other derivatives	13	52
Customer deposits	85	80
Temporary LIFO liquidation	48	--
Current portion of long-term debt	--	8
Other	233	280

Total current liabilities	939	1,117

Long-term debt	1,103	1,100

Deferred credits and other liabilities:
Customer advances for construction	83	74
Postretirement benefits other than pensions	62	65
Deferred income taxes	104	125
Deferred investment tax credits	37	38
Regulatory liabilities arising from removal obligations	1,110	1,097
Asset retirement obligations	519	504
Deferred taxes refundable in rates	206	200
Preferred stock of subsidiary	20	20
Deferred credits and other	378	357

Total deferred credits and other liabilities	2,519	2,480

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock	80	80
Common stock (600 million shares authorized;
84 million shares outstanding)	1,453	1,453
Retained earnings	322	306
Accumulated other comprehensive income (loss)	(5)	(5)

Total shareholders' equity	1,850	1,834

Total liabilities and shareholders' equity	$6,411	$6,531

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
	Six months ended
	June 30,

(Dollars in millions)	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118	$127
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	133	132
Deferred income taxes and investment tax credits	(12)	8
Gain on sale of assets	(1)	--
Accretion of interest	4	--
Net changes in other working capital components	547	201
Changes in other assets	4	2
Changes in other liabilities	13	(6)

Net cash provided by operating activities	806	464

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(193)	(146)
Increase in loans to affiliates, net	(122)	(194)
Proceeds from sale of assets	2	--

Net cash used in investing activities	(313)	(340)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(100)
Preferred dividends paid	(2)	(2)
Decrease in short-term debt	(88)	(30)

Net cash used in financing activities	(190)	(132)

Increase (decrease) in cash and cash equivalents	303	(8)
Cash and cash equivalents, January 1	90	34

Cash and cash equivalents, June 30	$393	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$34	$22

Income tax payments, net of refunds	$8	$135

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
	Three months ended		Six months ended
	June 30,		June 30,

(Dollars in millions)	2006	2005	2006	2005

	(unaudited)
Operating revenues	$908	$940	$2,333	$2,181

Operating expenses
Cost of natural gas	476	527	1,462	1,328
Other operating expenses	232	218	465	433
Depreciation	67	66	133	132
Franchise fees and other taxes	27	28	66	61

Total operating expenses	802	839	2,126	1,954

Operating income	106	101	207	227

Other expense, net (Note 3)	(1)	--	(1)	(1)
Interest income	13	3	16	5
Interest expense	(16)	(11)	(34)	(22)

Income before income taxes	102	93	188	209

Income tax expense	43	34	80	81

Net income	59	59	108	128
Preferred dividend requirements	1	1	1	1

Earnings applicable to common shares	$58	$58	$107	$127

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$393	$90
Accounts receivable - trade	342	694
Accounts receivable - other	29	37
Interest receivable	10	9
Due from unconsolidated affiliates	79	1
Income taxes receivable	4	85
Deferred income taxes	15	20
Regulatory assets arising from fixed-price contracts and other derivatives	13	52
Other regulatory assets	32	36
Inventories	42	121
Other	25	15

Total current assets	984	1,160

Other assets:
Other regulatory assets	166	143
Sundry	16	33

Total other assets	182	176

Property, plant and equipment:
Property, plant and equipment	7,923	7,762
Less accumulated depreciation	(3,170)	(3,091)

Property, plant and equipment, net	4,753	4,671

Total assets	$5,919	$6,007

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$--	$88
Accounts payable - trade	189	344
Accounts payable - other	76	76
Due to unconsolidated affiliates	69	102
Regulatory balancing accounts, net	200	13
Fixed-price contracts and other derivatives	13	52
Customer deposits	85	80
Temporary LIFO liquidation	48	--
Current portion of long-term debt	--	8
Other	232	280

Total current liabilities	912	1,043

Long-term debt	1,103	1,100

Deferred credits and other liabilities:
Customer advances for construction	83	74
Postretirement benefits other than pensions	62	65
Deferred income taxes	127	145
Deferred investment tax credits	37	38
Regulatory liabilities arising from removal obligations	1,110	1,097
Asset retirement obligations	519	504
Deferred taxes refundable in rates	206	200
Deferred credits and other	336	324

Total deferred credits and other liabilities	2,480	2,447

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized;
91 million shares outstanding)	866	866
Retained earnings	541	534
Accumulated other comprehensive income (loss)	(5)	(5)

Total shareholders' equity	1,424	1,417

Total liabilities and shareholders' equity	$5,919	$6,007

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30,

(Dollars in millions)	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108	$128
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	133	132
Deferred income taxes and investment tax credits	(8)	17
Gains on sale of assets	(1)	--
Accretion of interest	4	--
Net changes in other working capital components	533	175
Changes in other assets	4	1
Changes in other liabilities	4	(3)

Net cash provided by operating activities	777	450

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(193)	(146)
Increase in loans to affiliate, net	(94)	(181)
Proceeds from sale of assets	2	--

Net cash used in investing activities	(285)	(327)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(100)
Preferred dividends paid	(1)	(1)
Decrease in short-term debt	(88)	(30)

Net cash used in financing activities	(189)	(131)

Increase (decrease) in cash and cash equivalents	303	(8)
Cash and cash equivalents, January 1	90	34

Cash and cash equivalents, June 30	$393	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$31	$19

Income tax payments, net of refunds	$8	$135

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

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the Annual Report) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

Following are the changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, for the six months ended June 30, 2006 and 2005. FIN 47 was adopted prospectively on December 31, 2005.

(Dollars in millions)	2006		2005

Balance as of January 1	$505	*	$9
Accretion expense	16		--

Balance as of June 30	$521	*	$9

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

FIN 47 requires companies to record a liability for removing asbestos-containing materials, if the liability is determinable. The company's liability could not be determined and, therefore, no liability has been recognized for the related removal obligations. Since substantially all of the costs of removing such materials is expected to be recovered in rates, the effect of not recognizing these liabilities is not material to the company's financial condition or results of operations.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended June 30:

	Pension Benefits		Other Postretirement Benefits

	Three months ended June 30,		Three months ended June 30,

(Dollars in millions)	2006	2005	2006	2005

Service cost	$11	$10	$5	$5
Interest cost	24	23	10	12
Expected return on assets	(25)	(24)	(10)	(10)
Amortization of:
Prior service cost	1	1	(2)	--
Actuarial loss	2	4	2	2
Regulatory adjustment	(13)	(13)	2	(1)

Total net periodic benefit cost	$--	$1	$7	$8

	Pension Benefits		Other Postretirement Benefits

	Six months ended June 30,		Six months ended June 30,

(Dollars in millions)	2006	2005	2006	2005

Service cost	$21	$18	$9	$10
Interest cost	48	48	20	23
Expected return on assets	(49)	(49)	(19)	(19)
Amortization of:
Prior service cost	3	3	(3)	--
Actuarial loss	3	5	3	4
Regulatory adjustment	(25)	(23)	3	--

Total net periodic benefit cost	$1	$2	$13	$18

The company expects to contribute $2 million to its pension plans and $24 million to its other postretirement benefit plans in 2006. For the six months ended June 30, 2006, $1 million and $13 million of contributions have been made to the pension and other postretirement benefit plans, respectively, including $4 million, none of which was related to pensions, for the three months ended June 30, 2006.

NOTE 2. NEW ACCOUNTING STANDARDS

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R):

Effective January 1, 2006, Sempra Energy adopted SFAS No. 123 (revised 2004), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Sempra Energy adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, Sempra Energy's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Sempra Energy recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally four years. Sempra Energy estimates the forfeiture rate based on its historical experience. On January 1, 2006, Sempra Energy modified the terms of most restricted stock awards issued in 2003, 2004 and 2005 in which Sempra Energy will repurchase only enough shares to cover minimum tax withholding requirements upon vesting of the awards, thereby removing from all 282 optionees the right to receive the entire value in cash. Sempra Energy changed the accounting of the impacted awards from liability to equity awards in accordance with SFAS 123R.

SFAS 154, "Accounting Changes and Error Corrections, a replacement of APBO 20 and FASB Statement No. 3" (SFAS 154): SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions, unless it is impracticable to do so. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

SFAS 155, "Accounting for Certain Hybrid Instruments" (SFAS 155): In February 2006, the FASB issued SFAS 155, an amendment of FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The company does not expect that this statement will have a significant effect on its consolidated financial statements.

Emerging Issues Task Force (EITF) Issue 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement": EITF Issue 06-3 discusses how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If sales taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for fiscal years beginning after December 31, 2006. The company presents its operating revenues net of sales taxes.

FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109": Issued in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in a tax return. FIN 48 also provides guidance on derecognition, interest and penalties, accounting in interim periods and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effect of this guidance on its financial position and results of operations.

FASB Staff Position (FSP) FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction": Issued in July 2006, FSP FAS 13-2 amends SFAS 13, Accounting for Leases, to require a lessor to perform a review and recalculation of a leverage lease transaction when there is a change or projected change in the timing of the income tax cash flows (realization of tax benefits) generated by that lease. This FSP is effective for fiscal years beginning after December 15, 2006. The company does not expect that it will have a significant effect on its consolidated financial statements.

NOTE 3. OTHER FINANCIAL DATA

Committed Lines of Credit

SoCalGas and SDG&E have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to the combined borrowing limit for both utilities of $600 million. At June 30, 2006 and December 31, 2005, the company had no amounts outstanding under this facility. The facility provided support for the company's $88 million of commercial paper outstanding at December 31, 2005. Additional information concerning this credit facility is provided in the Annual Report.

The company's weighted average interest rate on its short-term debt was 4.26% at December 31, 2005.

Comprehensive Income

For the three months and the six months ended June 30, 2006 and 2005, comprehensive income was equal to net income.

Capitalized Interest

The company recorded $1 million of capitalized interest for the six months ended June 30, 2006, all during the three months ended March 31, 2006, including the portion of allowance for funds used during construction related to debt. The company recorded $1 million of capitalized interest for both the three months and the six months ended June 30, 2005, including the portion of allowance for funds used during construction related to debt.

Unpaid Capital Expenditures

During the six months ended June 30, 2006, the amount of unpaid capital expenditures decreased by $4 million.

Other Expense, Net

Other Expense, Net consists of the following:

	Three months ended June 30,		Six months ended June 30,

(Dollars in millions)	2006	2005	2006	2005

Regulatory interest, net	$(2)	$(2)	$(3)	$(3)
Allowance for equity funds used during construction	1	1	3	2
Sundry, net	--	1	(1)	--

Total at SoCalGas	(1)	--	(1)	(1)
Additional at Pacific Enterprises:
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Sundry, net	1	1	--	1

Total	$(1)	$--	$(2)	$(1)

NOTE 4. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These are described in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company records transactions for natural gas contracts in Cost of Natural Gas in the Statements of Consolidated Income. Unrealized gains and losses related to these derivative instruments are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses associated with these derivative instruments will be recoverable or payable in future rates.

NOTE 5. REGULATORY MATTERS

CPUC RULEMAKING REGARDING ENERGY UTILITIES, THEIR HOLDING COMPANIES AND NON-REGULATED AFFILIATES

The CPUC continues to pursue its Order Instituting Rulemaking (OIR) regarding energy utilities, their holding companies and non-regulated affiliates and a final CPUC decision is scheduled for 2006.

GAIN ON SALE RULEMAKING

In the second quarter of 2006, the CPUC adopted a decision standardizing the treatment of gains and losses on future sales of utility property. It provides for an allocation of 100% of the gains and losses from depreciable property to ratepayers and a 50/50 allocation of gains and losses from non-depreciable property between ratepayers and shareholders. Under certain circumstances the CPUC would be able to depart from the standard allocation. The CPUC's Division of Ratepayer Advocates and The Utility Reform Network filed a joint request for rehearing of the decision requesting, among other things, that the CPUC adopt a 90/10 allocation of gains from non-depreciable assets between ratepayers and shareholders.

GENERAL RATE CASE

On August 1, 2006, SoCalGas tendered to the CPUC a Notice of Intent (NOI) to file a General Rate Case application to establish authorized 2008 revenue requirements and the ratemaking mechanisms by which those revenue requirements will change on an annual basis over the subsequent five-year period (2009-2013). Included in the NOI are proposed mechanisms for earnings sharing, as well as performance indicators with a maximum annual reward/penalty of $13 million during the 2008 - 2013 period. Relative to authorized revenue requirements for 2006, the NOI represents an increase of $233 million in 2008. A final CPUC decision is expected in December 2007.

NATURAL GAS MARKET OIR

The CPUC is addressing natural gas markets issues, including natural gas market and infrastructure requirements, as part of Phase II of its Natural Gas Market OIR. A proposed decision is expected in the third quarter of 2006 and a final decision shortly thereafter.

In the related proceeding, the CPUC approved in the second quarter of 2006 the California Utilities' Phase I proposal to combine the natural gas transmission costs for SDG&E and SoCalGas so that their customers will pay the same rate for natural gas deliveries at any receipt point once re-gasified liquefied natural gas (LNG) deliveries begin at the Otay Mesa interconnection. Phase II of this implementation proceeding addresses the California Utilities' proposal to establish firm access rights and off-system delivery services to ensure customers have reliable access to diverse supply sources. The CPUC will hold hearings on these proposals in the third quarter of 2006 and plans to issue a Phase II decision by the end of 2006.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received. During the three months ended June 30, 2006, the incentive rewards approved and included in pretax earnings were $0.9 million related to PBR. In June 2005, SoCalGas filed its GCIM Year 11 application requesting a shareholder reward of $2.5 million. The CPUC has determined that hearings are not necessary, and SoCalGas expects a CPUC decision to be issued by the end of 2006. In June 2006, SoCalGas filed its GCIM Year 12 application requesting a shareholder reward of $9.8 million. A schedule for the proceeding has not been established, but SoCalGas expects a CPUC decision in early 2007.

The cumulative amount of the GCIM awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $69.2 million, of which $56.9 million has been included in pretax income.

NOTE 6. LITIGATION

At June 30, 2006, the company's reserves for litigation matters were $151 million, of which $151 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Settlements

The litigation that is the subject of the January 2006 settlements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits alleging that Sempra Energy and the California Utilities unlawfully sought to control natural gas and electricity markets, claimed damages of $23 billion after applicable trebling. A second settlement resolves class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court involving virtually identical allegations to those in the Continental Forge litigation.

On June 14, 2006, the San Diego County Superior Court approved the settlement of the Continental Forge class-action litigation as fair and reasonable and a final order was entered on July 20, 2006. On July 31, 2006, the Utility Consumers Action Network filed a notice of appeal of the final order. With respect to the individual Continental Forge lawsuits, the Los Angeles City Council has not yet voted to approve the City of Los Angeles' participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the California Utilities. The Nevada Clark County District Court has preliminarily approved the Nevada class-action settlement and the company expects a final approval at a hearing set for September 8, 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

To settle the California and Nevada litigation, Sempra Energy would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the California Utilities, subject to CPUC approval, re-gasified LNG from its LNG terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The California Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC on July 25, 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the Department of Water Resources (DWR). The price reductions would be reduced by any amounts in excess of $150 million that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

Other Natural Gas Cases

On November 21, 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the California Utilities had intentionally misled the CPUC in obtaining its approval to use the utilities' California natural gas pipeline capacity to enable Sempra Energy's non-utility subsidiaries to deliver natural gas to a power plant in Mexico. The lawsuit further alleges that, as a result of insufficient utility pipeline capacity to serve both the power plant and California customers, SDG&E curtailed natural gas service to electric generators and large California commercial and industrial customers 17 times in 2000 - 2001, which resulted in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source by electric generating plants. The lawsuit seeks statutory penalties of not less than $1 million, $2,500 for each of an unspecified number of instances of unfair business practices, and unspecified amounts of actual and punitive damages. It also seeks an injunction to require divestiture by Sempra Energy of non-utility subsidiaries to an extent to be determined by the court. A jury trial has been scheduled for the second quarter of 2007.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges that the Sempra defendants conspired with El Paso Natural Gas Company to eliminate competition, prevent the construction of natural gas pipelines to serve Nevada and other Western states, and to manipulate natural gas pipeline capacity and supply and the data provided to price indices, in violation of Nevada's antitrust laws and RICO. Plaintiffs also assert a breach of contract claim against Sempra Commodities. The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission (FERC) had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals, and the matter is pending oral argument before that court.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 antitrust actions that were filed and have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the California Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. In June 2005, the court denied the defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. No trial date has been scheduled for these actions. Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the California Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The District Court has dismissed four of these actions on the grounds that the claims asserted in these suits were preempted under federal law and the Filed Rate Doctrine. The remaining case, which includes conspiracy allegations, has been stayed. Plaintiffs have appealed the dismissals and the matters are pending oral argument in the Ninth Circuit Court of Appeals.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. In December 2004, the CPUC rejected the Administrative Law Judge's (ALJ) proposed decision highly critical of SoCalGas' natural gas purchase, sales, hedging and storage activities during the period.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved and/or order the party to issue a refund to ratepayers. At June 30, 2006, the cumulative amount of these shareholder awards was $69.2 million, of which $56.9 million has been included in net income.

Southern California Edison Company (Edison) has been the only party investigating the activities of SoCalGas, SDG&E and other Sempra Energy companies in the Border Price Investigation, and pursuing claims against them in the investigation. SoCalGas, SDG&E and Sempra Energy reached a settlement in May 2006 with Edison that, subject to CPUC review and approval, would resolve disputes between SoCalGas, SDG&E, the other Sempra Energy companies and Edison arising over the last several years regarding the actions and activities being reviewed in the Border Price Investigation. The settlement would provide additional transparency for the natural gas storage and procurement activities of SoCalGas and SDG&E, expand and revise SoCalGas' non-core storage program, combine the California Utilities' core gas procurement functions and provide that all natural gas procurement hedging activities by SoCalGas and SDG&E will be outside the procurement incentive mechanisms and paid for by customers. Edison has agreed to support dismissal of the Border Price Investigation. In June 2006, the CPUC granted the motion to stay the Border Price Investigation proceedings to allow the CPUC to consider the settlement.

Other Litigation

In 1998, SoCalGas converted its traditional pension plan for non-union employees to a cash balance plan. On July 8, 2005, a lawsuit was filed against the company in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action. In March 2006, the court dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling.

The company believes it has meritorious defenses to all litigation and the ultimate outcome would not differ from recorded reserves, where applicable, by amounts material to its financial position.

INCOME TAX MATTERS

The company's income tax returns are routinely examined by federal and state tax agencies. During 2005, the company resolved a number of issues in its federal and state income tax examinations that span the 1998 - 2001 period and recorded their effects. During 2006, the company resolved many of the remaining issues for these periods and several issues related to 2002 and 2003. Since not all issues have been resolved, the income tax liabilities for these years are not yet finally determined and the company continues to work with the agencies to respond to inquiries and resolve issues.

The company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of income tax issues for all open periods will have a materially adverse effect upon its results of operations or financial condition.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

RESULTS OF OPERATIONS

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting net income and operating income for the six and three month periods ended June 30, 2006 and 2005. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Pacific Enterprises

Six months ended June 30
	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$118	$127	$206	$227

California energy crisis litigation reserves	(3)	--	(6)	--
Resolution of prior years' income tax issues	--	(4)	--	--

	$115	$123	$200	$227

Three months ended June 30
	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$67	$58	$105	$101

California energy crisis litigation reserves	(3)	--	(6)	--

	$64	$58	$99	$101

Southern California Gas

Six months ended June 30
	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$108	$128	$207	$227

California energy crisis litigation reserves	(3)	--	(6)	--
Resolution of prior years' income tax issues	--	(4)	--	--

	$105	$124	$201	$227

Three months ended June 30
	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$59	$59	$106	$101

California energy crisis litigation reserves	(3)	--	(6)	--

	$56	$59	$100	$101

Revenue

During the six months ended June 30, 2006, natural gas revenues increased compared to the corresponding period in 2005 as a result of higher volumes and higher natural gas costs, which are passed on to customers. Natural gas revenues decreased in the three months ended June 30, 2006 due to lower costs of natural gas.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to customers on a substantially concurrent basis. However, SoCalGas' gas cost incentive mechanism (GCIM) allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 8 of the notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes natural gas volumes and revenues by customer class for the six month periods ended June 30.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2006:
Residential	143	$1,625	1	$3	144	$1,628
Commercial and industrial	58	565	136	104	194	669
Electric generation plants	--	--	73	28	73	28
Wholesale	--	--	72	11	72	11

	201	$2,190	282	$146	483	2,336
Balancing accounts and other						(3)

Total						$2,333

2005:
Residential	138	$1,436	1	$3	139	$1,439
Commercial and industrial	56	504	136	85	192	589
Electric generation plants	--	--	52	17	52	17
Wholesale	--	--	84	40	84	40

	194	$1,940	273	$145	467	2,085
Balancing accounts and other						96

Total						$2,181

Income Taxes

Income tax expense was $88 million and $85 million ($80 million and $81 million for SoCalGas) for the six months ended June 30, 2006 and 2005, respectively, and the effective income tax rates for the company were 43 percent and 40 percent (43 percent and 39 percent for SoCalGas), respectively.

Income tax expense was $50 million and $37 million ($43 million and $34 million for SoCalGas) for the three months ended June 30, 2006 and 2005, respectively, and the effective income tax rates were 43 percent and 39 percent (42 percent and 37 percent for SoCalGas), respectively.

The increase in income tax expense at PE for the six months ended June 30, 2006 was due to the favorable resolution of prior years' income tax issues in 2005, offset by lower pretax book income in 2006. The increases in income tax expense at both PE and SoCalGas for the three months ended June 30, 2006 were due primarily to higher taxable income in 2006.

Net Income

Net income for SoCalGas decreased by $20 million (16%) to $108 million for the six months ended June 30, 2006, due primarily to the CPUC's Cost of Service decision in 2005 that eliminated 2004 revenue sharing, increasing 2005 net income by $11 million; higher interest expense in 2006 of $5 million due to increased debt; increased operating costs in excess of higher authorized margins, resulting in a reduction in net income in 2006 of $4 million; higher revenue sharing in 2006 and a favorable adjustment in 2005 for GCIM awards resulting in a reduction in net income in 2006 of $4 million; and the favorable resolution in 2005 of prior years' income tax issues, increasing 2005 net income by $4 million. The decreases were offset by the positive resolution of a natural gas royalty matter resulting in a $7 million increase in 2006 net income and an adjustment to the California energy crisis litigation reserves, which increased 2006 net income by $3 million. Net income for SoCalGas for the three months ended June 30, 2006 was the same as for the corresponding period for 2005. The positive resolution of a natural gas royalty matter in 2006 increasing net income by $7 million and the adjustment to the California energy crisis litigation reserves in 2006 increasing net income by $3 million were offset by higher revenue sharing in 2006 and the favorable adjustment in 2005 for GCIM awards resulting in a reduction of net income in 2006 of $4 million and higher interest expense of $2 million in 2006 due to increased debt. The six months and the three months ended June 30, 2006 included $8 million of after-tax interest income at PE only related to an insurance claim.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2006, the company had $393 million in unrestricted cash and $500 million in available unused, committed lines of credit at SoCalGas which are shared with SDG&E and which are discussed more fully in Note 3 of the notes to Consolidated Financial Statements. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities increased by $342 million (74%) to $806 million for 2006. For SoCalGas, net cash provided by operating activities increased by $327 million (73%) to $777 million for 2006. The changes were primarily due to a higher increase in overcollected regulatory balancing accounts in 2006 and an increase in income tax payable in 2006 compared to a decrease in 2005.

For the six months ended June 30, 2006, the company made contributions of $1 million and $13 million to the pension and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities decreased by $27 million (8%) to $313 million for 2006. Net cash used in SoCalGas' investing activities decreased by $42 million (13%) to $285 million for 2006. The decreases were primarily due to lower advances to Sempra Energy in 2006, offset by increased capital expenditures.

Significant capital expenditures in 2006 are expected to be $400 million for improvements to distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities increased by $58 million (44%) to $190 million for 2006. Net cash used in SoCalGas' financing activities increased by $58 million (44%) to $189 million for 2006. The increases were attributable to higher payments on short-term debt in 2006.

COMMITMENTS

At June 30, 2006, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $250 million related to new natural gas contracts at SoCalGas. The future payments under the new contracts are expected to be $150 million for 2006 and $100 million for 2007.

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

Stock-Based Compensation: Effective January 1, 2006, Sempra Energy adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No.123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

As of June 30, 2006, the total Value at Risk of SoCalGas' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Notes 5 and 6 of the notes to Consolidated Financial Statements herein, neither the companies nor their subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the companies' 2005 Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 12 - Computation of ratios

12.1 Computation of Ratio of Earnings to Fixed Charges of PE.

12.2 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends of SoCalGas.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2006:

Current Report on Form 8-K filed May 2, 2006, including as exhibits Sempra Energy's press release of May 2, 2006, giving the financial results for the three months ended March 31, 2006, and related Income Statement Data by Business Unit.

Current Report on Form 8-K filed August 3, 2006, including as exhibits Sempra Energy's press release of August 3, 2006, giving the financial results for the three months ended June 30, 2006, and related Income Statement Data by Business Unit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PACIFIC ENTERPRISES, (Registrant)

Date: August 3, 2006	By: /s/ S. D. Davis

S. D. Davis Sr. Vice President and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 3, 2006	By: /s/ S. D. Davis

S. D. Davis Sr. Vice President-External Relations and Chief Financial Officer