Form 10-Q
period 2006-09-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2006-11-02
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2006

Commission File Number	Name of Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
1-40	Pacific Enterprises (A California Corporation) 101 Ash Street San Diego, California 92101 (619) 696-2000	94-0743670

1-1402	Southern California Gas Company (A California Corporation) 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	95-1240705

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
	(unaudited)

Operating revenues	$812	$910	$3,145	$3,091

Operating expenses
Cost of natural gas	365	466	1,827	1,794
Other operating expenses	220	245	691	678
Litigation expense (adjustment)	2	88	(3)	88
Depreciation	67	66	200	198
Franchise fees and other taxes	26	26	92	87
Total operating expenses	680	891	2,807	2,845

Operating income	132	19	338	246

Other income (expense), net (Note 3)	(1)	5	(3)	4
Interest income	13	8	52	18
Interest expense	(20)	(13)	(57)	(37)
Income before income taxes	124	19	330	231

Income tax expense (benefit)	63	(24)	151	61

Net income	61	43	179	170
Preferred dividend requirements	1	1	3	3
Earnings applicable to common shares	$60	$42	$176	$167

  See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
(Dollars in millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$341	$90
Accounts receivable - trade	324	694
Accounts receivable - other	22	37
Interest receivable	10	9
Due from unconsolidated affiliates	41	5
Income taxes receivable	90	166
Deferred income taxes	24	20
Regulatory assets arising from fixed-price contracts and other derivatives	--	52
Other regulatory assets	35	36
Inventories	191	121
Other	21	16
Total current assets	1,099	1,246

Other assets:
Due from unconsolidated affiliates	446	414
Other regulatory assets	169	143
Sundry	33	55
Total other assets	648	612

Property, plant and equipment:
Property, plant and equipment	8,003	7,764
Less accumulated depreciation	(3,211)	(3,091)
Property, plant and equipment, net	4,792	4,673
Total assets	$6,539	$6,531

  See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$--	$88
Accounts payable - trade	346	344
Accounts payable - other	100	76
Due to unconsolidated affiliates	80	176
Regulatory balancing accounts, net	109	13
Fixed-price contracts and other derivatives	6	52
Customer deposits	86	80
Current portion of long-term debt	--	8
Other	272	280
Total current liabilities	999	1,117

Long-term debt	1,107	1,100

Deferred credits and other liabilities:
Customer advances for construction	87	74
Postretirement benefits other than pensions	60	65
Deferred income taxes	116	125
Deferred investment tax credits	36	38
Regulatory liabilities arising from removal obligations	1,118	1,097
Asset retirement obligations	527	504
Deferred taxes refundable in rates	220	200
Preferred stock of subsidiary	20	20
Deferred credits and other	328	357
Total deferred credits and other liabilities	2,512	2,480

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock	80	80
Common stock (600 million shares authorized;
84 million shares outstanding; no par value)	1,464	1,453
Retained earnings	382	306
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	1,921	1,834
Total liabilities and shareholders' equity	$6,539	$6,531

        See notes to Consolidated Financial Statements.

     PACIFIC ENTERPRISES AND SUBSIDIARIES
     CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$179	$170
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	200	198
Deferred income taxes and investment tax credits	2	(16)
Accretion of interest	5	--
Other	(4)	(2)
Quasi-reorganization resolution	12	--
Net changes in other working capital components	476	114
Changes in other assets	3	7
Changes in other liabilities	8	100
Net cash provided by operating activities	881	571

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(284)	(245)
Increase in loans to affiliates, net	(114)	(161)
Proceeds from sale of assets	9	--
Other	--	(1)
Net cash used in investing activities	(389)	(407)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(150)	(150)
Preferred dividends paid	(3)	(3)
Decrease in short-term debt, net	(88)	(30)
Net cash used in financing activities	(241)	(183)

Increase (decrease) in cash and cash equivalents	251	(19)
Cash and cash equivalents, January 1	90	34
Cash and cash equivalents, September 30	$341	$15

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$45	$29
Income tax payments, net of refunds	$74	$146

        See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
	(unaudited)

Operating revenues	$812	$910	$3,145	$3,091

Operating expenses
Cost of natural gas	365	466	1,827	1,794
Other operating expenses	220	245	690	678
Litigation expense (adjustment)	2	88	(3)	88
Depreciation	67	66	200	198
Franchise fees and other taxes	26	26	92	87
Total operating expenses	680	891	2,806	2,845

Operating income	132	19	339	246

Other expense, net (Note 3)	--	--	(1)	(1)
Interest income	7	3	23	8
Interest expense	(19)	(12)	(53)	(34)
Income before income taxes	120	10	308	219

Income tax expense (benefit)	59	(26)	139	55

Net income	61	36	169	164
Preferred dividend requirements	--	--	1	1
Earnings applicable to common shares	$61	$36	$168	$163

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$341	$90
Accounts receivable - trade	324	694
Accounts receivable - other	22	37
Interest receivable	10	9
Due from unconsolidated affiliates	36	1
Income taxes receivable	23	85
Deferred income taxes	23	20
Regulatory assets arising from fixed-price contracts and other derivatives	--	52
Other regulatory assets	35	36
Inventories	191	121
Other	21	15
Total current assets	1,026	1,160

Other assets:
Other regulatory assets	169	143
Sundry	11	33
Total other assets	180	176

Property, plant and equipment:
Property, plant and equipment	8,001	7,762
Less accumulated depreciation	(3,211)	(3,091)
Property, plant and equipment, net	4,790	4,671
Total assets	$5,996	$6,007

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$--	$88
Accounts payable - trade	346	344
Accounts payable - other	100	76
Due to unconsolidated affiliates	3	102
Regulatory balancing accounts, net	109	13
Fixed-price contracts and other derivatives	6	52
Customer deposits	86	80
Current portion of long-term debt	--	8
Other	271	280
Total current liabilities	921	1,043

Long-term debt	1,107	1,100

Deferred credits and other liabilities:
Customer advances for construction	87	74
Postretirement benefits other than pensions	60	65
Deferred income taxes	133	145
Deferred investment tax credits	36	38
Regulatory liabilities arising from removal obligations	1,118	1,097
Asset retirement obligations	527	504
Deferred taxes refundable in rates	220	200
Deferred credits and other	302	324
Total deferred credits and other liabilities	2,483	2,447

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized;
91 million shares outstanding; no par value)	866	866
Retained earnings	602	534
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	1,485	1,417
Total liabilities and shareholders' equity	$5,996	$6,007

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$169	$164
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	200	198
Deferred income taxes and investment tax credits	3	(7)
Accretion of interest	5	--
Other	(4)	--
Net changes in other working capital components	460	89
Changes in other assets	3	5
Changes in other liabilities	12	104
Net cash provided by operating activities	848	553

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(284)	(245)
Increase in loans to affiliate, net	(83)	(196)
Proceeds from sale of assets	9	--
Net cash used in investing activities	(358)	(441)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(150)	(100)
Preferred dividends paid	(1)	(1)
Decrease in short-term debt, net	(88)	(30)
Net cash used in financing activities	(239)	(131)

Increase (decrease) in cash and cash equivalents	251	(19)
Cash and cash equivalents, January 1	90	34
Cash and cash equivalents, September 30	$341	$15

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$41	$26
Income tax payments, net of refunds	$74	$152

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

Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric Company (SDG&E). SoCalGas and SDG&E are collectively referred to herein as the Sempra Utilities.

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

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the Annual Report) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

Quasi-reorganization

In 1993, PE effected a quasi-reorganization for financial reporting purposes as of December 31, 1992. During the third quarter of 2006, certain of the liabilities established in connection with the quasi-reorganization were favorably resolved, resulting in adjustments to common equity. Cash received from the resolution of an insurance claim related to quasi-reorganization issues was recorded as "quasi-reorganization resolution" on the Condensed Statements of Consolidated Cash Flows. The remaining liabilities of $26 million will be resolved in future years and management believes the provisions established for these matters are adequate.

Asset Retirement Obligations

Following are the changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, for the nine months ended September 30, 2006 and 2005. FIN 47 was adopted prospectively on December 31, 2005.

(Dollars in millions)	2006		2005
Balance as of January 1	$505	*	$9
Accretion expense	24		1
Payments	--		(1)
Revision to estimated cash flows	1		1
Balance as of September 30	$530	*	$10

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

Pension and Other Postretirement Benefits

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended September 30:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Service cost	$9	$9	$4	$4
Interest cost	23	24	7	7
Expected return on assets	(24)	(25)	(9)	(8)
Amortization of:
Prior service cost	2	2	(1)	--
Actuarial loss	1	2	(1)	--
Regulatory adjustment	(10)	(12)	1	7
Total net periodic benefit cost	$1	$--	$1	$10

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Service cost	$30	$27	$13	$14
Interest cost	71	72	27	30
Expected return on assets	(73)	(74)	(28)	(27)
Amortization of:
Prior service cost	5	5	(4)	--
Actuarial loss	4	7	2	4
Regulatory adjustment	(35)	(35)	4	7
Total net periodic benefit cost	$2	$2	$14	$28

The company expects to contribute $1 million to its pension plan and $19 million to its other postretirement benefit plans in 2006. For the nine months ended September 30, 2006, $1 million and $19 million of contributions have been made to the pension and other postretirement benefit plans, respectively, including $1 million and $7 million, respectively, for the three months ended September 30, 2006.

NOTE 2.  NEW ACCOUNTING STANDARDS

Pronouncements that have recently become effective that are relevant to the company and/or have had or may have a significant effect on the company's financial statements are described below.

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R):  Effective January 1, 2006, Sempra Energy adopted SFAS 123 (revised 2004), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APBO) 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Sempra Energy adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, Sempra Energy's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Sempra Energy recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares on a straight-line basis over the requisite service period of the award, which is generally four years. Sempra Energy estimates the forfeiture rate based on its historical experience. On January 1, 2006, Sempra Energy clarified for most restricted stock awards issued in 2003, 2004 and 2005, that Sempra Energy will offer to repurchase only enough shares to cover minimum tax withholding requirements upon vesting of the awards. Sempra Energy changed the accounting of these awards from liability to equity awards in accordance with SFAS 123R.

SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154): SFAS 154 replaces APBO 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Unless it is impracticable to do so, SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

SFAS 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155): SFAS 155 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The company does not expect that this statement will have a significant effect on its consolidated financial statements.

SFAS 157, "Fair Value Measurements" (SFAS 157): SFAS 157 defines fair value, provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 applies under other standards that require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company is in the process of evaluating the effect of this statement on its consolidated financial position and results of operations.

SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158): SFAS 158 amends SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in the company's comprehensive income and as a separate component of stockholders' equity. This statement is effective for fiscal years ending after December 15, 2006. Because the impact of this statement will be primarily at the Sempra Utilities, where the liabilities to be recorded are expected to be offset by regulatory assets, the company does not expect that this statement will have a significant impact on its consolidated financial condition or results of operations.

FIN 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effect of this guidance on its consolidated financial position and results of operations.

FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FIN 46(R)": FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R), Consolidation of Variable Interest Entities. Variability affects the determination of whether an entity is a variable interest entity (VIE), which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to be consolidated. This FSP is effective for the first reporting period beginning after June 15, 2006. The adoption of this FSP did not have an impact on the company's financial condition or results of operations. However, as the staff position is applied to future contracts, the impact in periods subsequent to adoption could be material.

NOTE 3. OTHER FINANCIAL DATA

Committed Lines of Credit

SoCalGas and its affiliate, SDG&E, have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to the combined borrowing limit for both utilities of $600 million. At September 30, 2006 and December 31, 2005, the company had no amounts outstanding under this facility. The facility provided support for $88 million of commercial paper outstanding at December 31, 2005. Additional information concerning this credit facility is provided in the Annual Report.

The company's weighted average interest rate on the total short-term debt outstanding was 4.26 percent at December 31, 2005.

Comprehensive Income

For the three months and nine months ended September 30, 2006 and 2005, comprehensive income was equal to net income.

Capitalized Interest

The company recorded $1 million and $2 million of capitalized interest for the three months and the nine months ended September 30, 2006, respectively, including the debt-related portion of allowance for funds used during construction. The company recorded $0.4 million and $1 million of capitalized interest for the three months and the nine months ended September 30, 2005, respectively, including the debt-related portion of allowance for funds used during construction.

Unpaid Capital Expenditures

During the nine months ended September 30, 2006, the amount of unpaid capital expenditures decreased by $5 million.

Other Income (Expense), Net

Other Income (Expense), Net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Regulatory interest, net	$(2)	$(1)	$(5)	$(4)
Allowance for equity funds used during construction	2	2	5	4
Sundry, net	--	(1)	(1)	(1)
Total at SoCalGas	--	--	(1)	(1)
Additional at Pacific Enterprises:
Preferred dividends of subsidiary	--	--	(1)	(1)
Sundry, net	(1)	5	(1)	6
Total	$(1)	$5	$(3)	$4

NOTE 4. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These are described in Note 6 of the notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company records transactions for natural gas contracts in Cost of Natural Gas in the Statements of Consolidated Income. Unrealized gains and losses related to these derivative instruments are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

NOTE 5. REGULATORY MATTERS

CPUC RULEMAKING REGARDING ENERGY UTILITIES, THEIR HOLDING COMPANIES AND NON-REGULATED AFFILIATES

The California Public Utilities Commission (CPUC) continues to pursue its Order Instituting Ratemaking (OIR) regarding energy utilities, their holding companies and non-regulated affiliates, and a final CPUC decision is expected in late 2006. In September 2006, the CPUC staff issued its proposed draft changes to the rules governing affiliate transactions and executive compensation reporting which intend to strengthen the separation between the utility, its parent company and affiliates by eliminating perceived loopholes, requiring more complete reporting, eliminating certain shared services and protecting a utility's financial integrity from the business activities of its unregulated affiliates and parent company. A workshop was also held in September 2006 to discuss the proposed staff rule changes. An Administrative Law Judge proposed decision was issued in October 2006, recommending the approval of a number of the staff proposals but with certain measures clarified or eliminated altogether. Oral argument on the recommended rule changes was held in October 2006, and the CPUC is expected to issue a final decision by the end of 2006.

GAIN ON SALE RULEMAKING

In the second quarter of 2006, the CPUC adopted a decision standardizing the treatment of gains and losses on future sales of utility property. It provides for an allocation of 100 percent of the gains and losses from depreciable property to ratepayers and a 50/50 allocation of gains and losses from non-depreciable property between ratepayers and shareholders. Under certain circumstances the CPUC would be able to depart from the standard allocation. The CPUC's Division of Ratepayer Advocates and The Utility Reform Network filed a joint request for rehearing of the decision requesting, among other things, that the CPUC adopt a 90/10 allocation of gains from non-depreciable assets between ratepayers and shareholders. The request is pending before the CPUC.

GENERAL RATE CASE

In August 2006, SoCalGas tendered to the CPUC a Notice of Intent (NOI) to file a General Rate Case application to establish authorized 2008 revenue requirements and the ratemaking mechanisms by which those revenue requirements will change on an annual basis over the subsequent five-year period (2009-2013). Not included in the proceeding are natural gas costs. Included in the NOI are proposed mechanisms for earnings sharing, as well as performance indicators with a maximum annual reward/penalty of $13 million during the 2008-2013 period. Relative to authorized revenue requirements for 2006, the NOI represents an increase of $233 million in 2008. SoCalGas will file its General Rate Case application in December 2006, and a final CPUC decision is expected in December 2007.

NATURAL GAS MARKET OIR

The CPUC is considering natural gas market issues, including market design and infrastructure requirements, as part of its Natural Gas Market OIR. A final decision in Phase II of this proceeding was issued in September 2006, reaffirming the adequacy of the capacity of the SoCalGas and SDG&E systems to meet current demand. In particular, the Phase II decision establishes natural gas quality standards that would accommodate regasified liquefied natural gas (LNG) supplies. Several parties have recently filed applications with the CPUC for rehearing of the September 2006 decision, contending that the California Environmental Quality Act applies and that impacts on the environment should be fully considered.

In May 2006, in a related proceeding, the CPUC approved the Sempra Utilities' Phase I proposal to combine the natural gas transmission costs for SDG&E and SoCalGas so that their customers will pay the same rate for natural gas deliveries at any receipt point once LNG deliveries begin at the Otay Mesa interconnection. Phase II of this implementation proceeding addresses the Sempra Utilities' proposal to establish firm access rights and off-system delivery services to ensure that customers have reliable access to diverse supply sources. The CPUC held hearings on these proposals in July of 2006 and plans to issue a Phase II decision by the end of 2006.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received. During the nine months ended September 30, 2006, SoCalGas included in pretax earnings $0.9 million related to PBR, none of which was recorded during the third quarter of 2006.

In October 2006, the CPUC approved SoCalGas' Year 11 GCIM shareholder award of $2.5 million, which was filed with the CPUC in June 2005. SoCalGas will recognize the award in pretax earnings in the fourth quarter of 2006. In June 2006, SoCalGas filed its GCIM Year 12 application requesting a shareholder award of $9.8 million. A schedule for the proceeding has not been established, but SoCalGas expects a CPUC decision in the first half of 2007.

The cumulative amount of the GCIM awards subject to refund based on the outcome of the Border Price Investigation discussed in Note 6 below is $69.2 million, of which $56.9 million has been included in current and/or prior years' pretax income.

NOTE 6. LITIGATION

At September 30, 2006, the company's reserves for litigation matters were $114 million, all of which related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the January 2006 settlements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits alleging that Sempra Energy and the Sempra Utilities unlawfully sought to control natural gas and electricity markets, claimed damages of $23 billion after applicable trebling. A second settlement resolves class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court involving virtually identical allegations to those in the Continental Forge litigation.

On June 14, 2006, the San Diego County Superior Court approved the settlement of the Continental Forge class-action litigation as fair and reasonable and a final order was entered on July 20, 2006. The California Attorney General, the Department of Water Resources (DWR), the Utility Consumers Action Network and two class members have filed notices of appeal of the final order. With respect to the individual Continental Forge lawsuits, the Los Angeles City Council has not yet voted to approve the City of Los Angeles' participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the Sempra Utilities. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement on September 8, 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

To settle the California and Nevada litigation, Sempra Energy would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation. Of the $377 million, Sempra Energy and the Sempra Utilities paid $83 million in August 2006.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified LNG from its LNG terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC on July 25, 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. The price reductions would be reduced by any amounts that exceed a $150 million threshold up to the full amount of the price reduction that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

Other Natural Gas Cases

In November 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the Sempra Utilities intentionally misled the CPUC, resulting in the utilities' California natural gas pipeline capacity being used to enable Sempra Energy to deliver natural gas to a power plant in Mexico. Plaintiffs also alleged that due to insufficient utility pipeline capacity, SDG&E curtailed natural gas service to electric generators and others, resulting in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source. On September 21, 2006, the parties entered into a settlement that provides for the

Sempra Utilities to pay $2 million for attorneys' fees and costs incurred by the California Attorney General, SDG&E to be given the option to purchase Sempra Generation's El Dorado power plant in 2011 for book value subject to FERC approval, and Sempra Energy to pay approximately $5.7 million to SDG&E electricity customers beginning in 2009 to reduce SDG&E's electric procurement costs. The decisions by SDG&E and the CPUC as to whether the option should be exercised are expected to be made in 2007. In addition to resolving the lawsuit, the settlement includes as a condition precedent that within 90 days after the effective date of the agreement, the CPUC will permanently close the Border Price Investigation and Sempra Energy Affiliate Order Instituting Investigation. The company recorded after-tax expense of $0.8 million in the third quarter of 2006 to reflect these settlement costs.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges that the Sempra Energy defendants conspired with El Paso Natural Gas Company to eliminate competition, prevent the construction of natural gas pipelines to serve Nevada and other Western states, and to manipulate natural gas pipeline capacity and supply and the data provided to price indices, in violation of Nevada's antitrust laws and RICO. Plaintiffs also assert a breach of contract claim against Sempra Commodities. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals, and the matter is pending oral argument before that court.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 antitrust actions that were filed and have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the Sempra Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. The plaintiffs suing the company claim that all of the defendants in the lawsuit have damaged them in the amount of $357 million before trebling. In June 2005, the court denied the defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. No trial date has been scheduled for these actions. Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The District Court has dismissed four of these actions on the grounds that the claims asserted in these suits were preempted under federal law and the Filed Rate Doctrine. The remaining case, which includes conspiracy allegations, has been stayed. Plaintiffs have appealed the dismissals and the matters are pending oral argument in the Ninth Circuit Court of Appeals.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. The portion of this investigation relating to the Sempra Utilities is currently stayed pending CPUC review and approval of a settlement (see below). If the investigation were to determine that the conduct of either of the Sempra Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved and/or order the party to issue a refund to ratepayers. At September 30, 2006, the cumulative amount of these shareholder awards was $69.2 million, of which $56.9 million has been included in current and/or prior years' pretax income.

Southern California Edison Company (Edison) has been the only party investigating the activities of SoCalGas, SDG&E and other Sempra Energy companies in the Border Price Investigation, and pursuing claims against them in the investigation. SoCalGas, SDG&E and Sempra Energy reached a settlement in May 2006 with Edison that, subject to CPUC review and approval, would resolve disputes between SoCalGas, SDG&E, the other Sempra Energy companies and Edison arising over the last several years regarding the actions and activities being reviewed in the Border Price Investigation, and Edison agreed to support dismissal of the Border Price Investigation. In June 2006, the CPUC granted the motion to stay the Border Price Investigation proceedings to allow the CPUC to consider the settlement. In September 2006, Edison filed a motion with the CPUC withdrawing all of its claims made against the Sempra Energy companies in the investigation, and the Sempra Utilities and Edison jointly requested that the Border Price Investigation be closed.

As discussed in the preceding paragraphs, a condition precedent of the September 2006 settlement of litigation discussed above under "Other Natural Gas Cases" is that the CPUC must permanently close the Border Price Investigation.

 Other Litigation

In 1998, SoCalGas converted its traditional pension plan for non-union employees to a cash balance plan. In July 2005, a lawsuit was filed against the company in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action. In March 2006, the court dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2005 Annual Report on Form 10-K (the Annual Report).

RESULTS OF OPERATIONS

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting net income and operating income for the nine month and three month periods ended September 30, 2006 and 2005. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Pacific Enterprises (PE)

Nine months ended September 30
	Net Income		Operating Income
(Dollars in millions)	2006	2005	2006	2005
Reported amounts	$179	$170	$338	$246

California energy crisis litigation reserves	(3)	53	(5)	88
Resolution of prior years' income tax issues	2	(22)	--	--
	$178	$201	$333	$334

Three months ended September 30
	Net Income		Operating Income
(Dollars in millions)	2006	2005	2006	2005
Reported amounts	$61	$43	$132	$19

California energy crisis litigation reserves	--	53	1	88
Resolution of prior years' income tax issues	2	(18)	--	--
	$63	$78	$133	$107

Southern California Gas

Nine months ended September 30
	Net Income		Operating Income
(Dollars in millions)	2006	2005	2006	2005
Reported amounts	$169	$164	$339	$246

California energy crisis litigation reserves	(3)	53	(5)	88
Resolution of prior years' income tax issues	1	(22)	--	--
	$167	$195	$334	$334

Three months ended September 30
	Net Income		Operating Income
(Dollars in millions)	2006	2005	2006	2005
Reported amounts	$61	$36	$132	$19

California energy crisis litigation reserves	--	53	1	88
Resolution of prior years' income tax issues	1	(18)	--	--
	$62	$71	$133	$107

Revenue

During the nine months ended September 30, 2006, natural gas revenues increased compared to the corresponding period in 2005 as a result of higher volumes and higher natural gas costs, which are passed on to customers. Natural gas revenues decreased in the three months ended September 30, 2006 due to lower costs of natural gas and lower natural gas sales volumes.

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

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2006:
Residential	176	$2,009	1	$4	177	$2,013
Commercial and industrial	79	747	203	157	282	904
Electric generation plants	--	--	147	59	147	59
Wholesale	--	--	99	27	99	27
	255	$2,756	450	$247	705	3,003
Balancing accounts and other						142
Total						$3,145

2005:
Residential	174	$1,893	1	$4	175	$1,897
Commercial and industrial	79	725	203	132	282	857
Electric generation plants	--	--	110	38	110	38
Wholesale	--	--	110	50	110	50
	253	$2,618	424	$224	677	2,842
Balancing accounts and other						249
Total						$3,091

Litigation Expense

Litigation expense decreased by $91 million (103%) in the nine months ended September 30, 2006 and by $86 million (98%) in the three months ended September 30, 2006, primarily due to lower California energy crisis litigation expense.

Interest Income

Interest income increased by $34 million (189%) ($15 million (188%) at SoCalGas) for the nine months ended September 30, 2006 to $52 million ($23 million at SoCalGas), and by $5 million (63%) ($4 million (133%) at SoCalGas) for the three months ended September 30, 2006 to $13 million ($7 million at SoCalGas). The increase in the nine months ended September 30, 2006 was due to $13 million from the resolution of an insurance claim at PE related to a quasi-reorganization issue in the second quarter of 2006, higher interest resulting from increases in short-term investments and $6 million from a 2006 income tax audit settlement.

The increase in the three months ended September 30, 2006 was due to higher interest resulting from increases in short-term investments.

Interest Expense

Interest expense increased by $20 million (54%) ($19 million (56%) at SoCalGas) for the nine months ended September 30, 2006 to $57 million ($53 million at SoCalGas), and by $7 million (54% at PE and 58% at SoCalGas) for the three months ended September 30, 2006 to $20 million ($19 million at SoCalGas).

The increases were due to higher interest expense at SoCalGas associated with the $250 million first mortgage bonds issued in November 2005, higher variable rates, and the accretion of interest related to the California energy crisis litigation settlement.

Income Taxes

Income tax expense was $151 million and $61 million ($139 million and $55 million for SoCalGas) for the nine months ended September 30, 2006 and 2005, respectively, and the effective income tax rates for the company were 46 percent and 26 percent (45 percent and 25 percent for SoCalGas), respectively.

Income tax expense (benefit) was $63 million and $(24) million ($59 million and $(26) million for SoCalGas) for the three months ended September 30, 2006 and 2005, respectively, and the effective income tax rates were 51 percent and (126) percent (49 percent and (260) percent for SoCalGas), respectively.

The increases in income tax expense for both the three months and nine months ended September 30, 2006 were due primarily to higher pretax income in 2006 and the favorable resolution of prior years' income tax issues in 2005. The increases in the effective tax rates were due primarily to the lower favorable resolution of prior years' income tax issues in 2006.

Net Income

Net income for SoCalGas increased by $5 million (3%) to $169 million for the nine months ended September 30, 2006, due primarily to a $56 million reduction in litigation expense as a result of the California energy crisis reserve established in 2005 and $7 million from the positive resolution in 2006 of a natural gas royalty matter, offset by $23 million lower favorable resolution of prior years' income tax issues, $11 million from the reversal in 2005 of the 2004 revenue sharing reserve resulting from the California Public Utilities Commission (CPUC)'s 2004 Cost of Service decision and higher income tax expense of $24 million. Net income for SoCalGas for the three months ended September 30, 2006 increased by $25 million (69%) to $61 million due to a $53 million reduction in California energy crisis litigation expense and an increase of $11 million due to improved margins, offset by $19 million lower favorable resolution of prior years' income tax issues and higher income tax expense of $21 million. The nine months ended September 30, 2006 included $8 million of after-tax interest income at PE only related to the resolution of an insurance claim.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2006, the company had $341 million in unrestricted cash and $500 million in available unused, committed lines of credit at SoCalGas which are shared with SDG&E and which are discussed more fully in Note 3 of the notes to Consolidated Financial Statements. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities increased by $310 million (54%) to $881 million for 2006.  For SoCalGas, net cash provided by operating activities increased by $295 million (53%) to $848 million for 2006. The changes were primarily due to a higher increase in overcollected regulatory balancing accounts in 2006 and an increase in income taxes payable in 2006 compared to a decrease in 2005, offset by a decrease in other liabilities in 2006.

For the nine months ended September 30, 2006, the company made contributions of $1 million and $19 million to the pension and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities decreased by $18 million (4%) to $389 million for 2006. Net cash used in SoCalGas' investing activities decreased by $83 million (19%) to $358 million for 2006. The decreases were primarily due to lower advances to Sempra Energy in 2006, offset by increased capital expenditures.

Significant capital expenditures in 2006 are expected to be $450 million for improvements to distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities increased by $58 million (32%) to $241 million for 2006. Net cash used in SoCalGas' financing activities increased by $108 million (82%) to $239 million for 2006. The increases were attributable to higher payments on short-term debt in 2006. The increase in cash used at SoCalGas in financing activities was also attributable to $50 million in common dividends paid to PE in 2006 that were declared in the fourth quarter of 2005.

COMMITMENTS

At September 30, 2006, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $2.7 billion related to new natural gas contracts at SoCalGas. Additionally, the pension and postretirement benefit obligation from 2006 through 2015 increased by  $221 million at September 30, 2006 due to the enactment of the Pension Protection Act of 2006, which generally accelerates the required funded status of the company's pension plans. The future payments under the new natural gas contracts are expected to be $137 million for 2006, $871 million for 2007, $553 million for 2008, $467 million for 2009, $426 million for 2010 and $255 million thereafter.

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

As of September 30, 2006, the total Value at Risk of SoCalGas' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Notes 5 and 6 of the notes to Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2005 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

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
PACIFIC ENTERPRISES, (Registrant)

Date: November 2, 2006	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 2, 2006	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer