Form 10-K
period 2006-12-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2007-02-23
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended		December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File No.	Exact Name of Registrant, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
1-40	PACIFIC ENTERPRISES	California	94-0743670
101 Ash Street,
San Diego, California 92101
(619) 696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
555 West Fifth Street,
Los Angeles, California 90013
(213) 244-1200

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X
Exhibit Index on page 89. Glossary on page 93.

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of June 30, 2006:
Pacific Enterprises	$0
Southern California Gas Company	$0

Common Stock outstanding without par value as of January 31, 2007:

Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Information Statement prepared for the May 2007 annual meeting of shareholders are incorporated by reference into Part III.

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the Federal Energy Regulatory Commission and other environmental and regulatory bodies in the United States; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS AND RISK FACTORS

Description of Business

Pacific Enterprises (PE or the company) is an energy services company whose only significant subsidiary is Southern California Gas Company (SoCalGas), the nation's largest natural gas distribution utility. PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations. Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric Company (SDG&E). SoCalGas and SDG&E are collectively referred to herein as "the Sempra Utilities." A description of SoCalGas is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

As PE itself has no operations, its financial position and operations consist of those of SoCalGas and some additional items attributable to PE’s position as a holding company (e.g., cash, intercompany accounts and equity).

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

Risk Factors

The following risk factors and all other information contained in this report should be considered carefully when evaluating the company. These risk factors could affect the actual results of the company and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of the company. Other risks and uncertainties, in addition to those that are described below, may also impair its business operations. If any of the following risks occurs, the company's business, cash flows, results of operations and financial condition could be seriously harmed. These risk factors should be read in conjunction with the other detailed information concerning the company set forth in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

SoCalGas is subject to extensive regulation by state, federal and local legislation and regulatory authorities, which may adversely affect the operations, performance and growth of its business.

The California Public Utilities Commission (CPUC), which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SoCalGas' rates and conditions of service, sales of securities, rates of return, rates of depreciation, the uniform systems of accounts and long-term resource procurement. The CPUC conducts various reviews of utility performance (which may include reasonableness and prudency reviews of capital expenditures, natural gas procurement, and other costs, and reviews and audits of the company's records) and affiliate relationships and conducts audits and investigations into various matters which may, from time to time, result in disallowances and penalties adversely affecting earnings and cash flows. Various proceedings involving the CPUC and relating to SoCalGas' rates, costs, incentive mechanisms, performance-based regulation and compliance with affiliate and holding company rules are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

For major capital programs, the company may expend funds prior to receiving regulatory approval to proceed with the capital project. If the project does not receive regulatory approval or a decision is made not to proceed with the project, the company may not be able to recover the amount expended for that project.

Periodically, SoCalGas' rates are approved by the CPUC based on forecasts of capital and operating costs. If the company's actual capital and operating costs were to exceed the amount approved by the CPUC, it would adversely affect earnings and cash flows.

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC applies Performance-Based Regulation (PBR) to the Sempra Utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and operating income goals, rather than relying solely on expanding utility plant to increase earnings. The three areas that are eligible for PBR rewards are: operational incentives based on measurements of safety, reliability and customer satisfaction; energy efficiency rewards based on the effectiveness of the programs; and natural gas procurement rewards. Although SoCalGas has received PBR rewards in the past, there can be no assurance that it will receive rewards in the future, or that they would be of comparable amounts. Additionally, if the company fails to achieve certain minimum performance levels established under the PBR mechanisms, it may be assessed financial disallowances or penalties which could negatively affect earnings and cash flows.

The company may be adversely affected by new regulations, decisions, orders or interpretations of the CPUC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how the company operates, could affect its ability to recover various costs through rates or adjustment mechanisms, or could require the company to incur additional expenses.

The Sempra Utilities' future results of operations, financial condition and cash flows may be materially adversely affected by the outcome of pending litigation against them.

The California energy crisis of 2000 - 2001 has generated numerous lawsuits, governmental investigations and regulatory proceedings involving many energy companies, including Sempra Energy and the Sempra Utilities. During 2006, Sempra Energy and the Sempra Utilities reached agreement to settle several of these lawsuits including, subject to court and other approvals, the principal class action antitrust lawsuits in which they are defendants. However, the companies remain defendants in several additional lawsuits arising out of the energy crisis, including various antitrust actions. Sempra Energy and the Sempra Utilities have expended and continue to expend substantial amounts defending these lawsuits and in connection with related investigations and regulatory proceedings. They have established reserves that they believe to be appropriate for the ultimate resolution of these remaining matters. However, uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect Sempra Energy's and the Sempra Utilities' business, cash flows, results of operations and financial condition.

These proceedings are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Future environmental compliance costs could adversely affect SoCalGas' profitability.

SoCalGas is subject to extensive federal, state and local statutes, rules and regulations relating to environmental protection, including, in particular, global warming and greenhouse gas (GHG) emissions. It is required to obtain numerous governmental permits, licenses and other approvals to construct and operate its business. If SoCalGas fails to comply with applicable environmental laws, it may be subject to penalties, fines and/or curtailments of its operations.

The scope and effect of new environmental laws and regulations, including their effects on current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation may have substantial effects on operations, operating costs, and the scope and economics of proposed expansion. In particular, state-level laws and regulations as well as proposed national and international legislation relating to greenhouse gases (including carbon dioxide, methane, nitrous oxide, hydrofluorocarbon, perfluorocarbon, and sulfur hexafluoride) may limit or otherwise adversely affect the operations of the company. The Sempra Utilities may be affected if costs are not recoverable in rates and because the effects of significantly tougher standards may cause rates to increase to levels that substantially reduce customer demand and growth.

In addition, existing and future laws and regulation on mercury, nitrogen oxide and sulfur dioxide emissions could result in requirements for additional pollution control equipment or emission fees and taxes that could adversely affect the company. Moreover, existing rules and regulations may be interpreted or revised in ways that may adversely affect the company and its facilities and operations.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect the company's business, earnings and cash flows.

Like other major industrial facilities, the company's natural gas pipelines and storage facilities may be damaged by natural disasters, catastrophic accidents or acts of terrorism. Any such incidents could result in severe business disruptions, significant decreases in revenues or significant additional costs to the company, which could have a material adverse effect on the company's earnings and cash flows. Given the nature and location of these facilities, any such incidents also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or personal injuries, which could lead to significant claims against the company and its subsidiaries. Insurance coverage may become unavailable for certain of these risks and the insurance proceeds received for any loss of or damage to any of its facilities, or for any loss of or damage to natural resources or property or personal injuries caused by its operations, may be insufficient to cover the company's losses or liabilities without materially adversely affecting the company's financial condition, earnings and cash flows.

The company's cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its utility operations.

The company's utility operations are the major source of liquidity. The company's ability to pay dividends on its preferred stock is largely dependent on the sufficiency of utility earnings and cash flows in excess of operational needs.

GOVERNMENT REGULATION

California Utility Regulation

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts and long-term resource procurement, except as described below under "United States Utility Regulation." The CPUC also has jurisdiction over the proposed construction of major new natural gas transmission facilities.  The CPUC conducts various reviews of utility performance, conducts audits of the company's records for compliance with regulatory guidelines, and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies. The CPUC also regulates the interactions and transactions of the utilities with Sempra Energy, as discussed further in Note 8 of the notes to Consolidated Financial Statements herein.

Assembly Bill 32, the California Global Warming Solutions Act of 2006, makes the California Air Resources Board (CARB) responsible for monitoring and reducing GHG emissions. The bill requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emission reductions including, among other things, a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a part of the California Environmental Protection Agency, an organization which reports directly to the Governor's Office in the Executive Branch of California State Government. The California Legislature established CARB in 1967 to attain and maintain healthy air quality and to conduct research into the causes of and solutions to air pollution. CARB is made up of eleven members appointed by the Governor.

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

Local Regulation

SoCalGas has natural gas franchises with the 240 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas in streets and other public places. Some franchises, such as that for the city of Los Angeles, which expires in 2012, have fixed expiration dates ranging from 2007 to 2048. Most of the franchises have indeterminate lives with no expiration date.

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

Customers

For regulatory purposes, customers are classified as core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of electric generation, wholesale, large commercial, industrial and enhanced oil recovery customers.

Most core customers purchase natural gas directly from the company. Core customers are permitted to aggregate their natural gas requirement and purchase directly from brokers or producers. The company continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of core customers.

Natural Gas Procurement and Transportation

Most of the natural gas purchased and delivered by the company is produced outside of California, primarily in the Southwestern U.S. and U.S. Rockies. The company purchases natural gas under short-term and long-term contracts, which are primarily based on monthly spot-market prices.

To ensure the delivery of the natural gas supplies to the distribution system and to meet the seasonal and annual needs of customers, SoCalGas is committed to firm pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation entitlements. SoCalGas sells any excess capacity on a short-term basis. Interstate pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company and Kern River Gas Transmission, provide transportation services into SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC.

According to "Btu's Daily Gas Wire", the average spot price of natural gas at the California/Arizona border was $6.15 per million British thermal units (mmbtu) in 2006 ($6.74 per mmbtu in December 2006), compared with $7.62 per mmbtu in 2005 and $5.57 per mmbtu in 2004. The company's weighted average cost (including transportation charges) per mmbtu of natural gas was $6.49 in 2006, $7.71 in 2005 and $5.92 in 2004.

Natural Gas Storage

SoCalGas provides natural gas storage services for use by core, noncore and off-system customers. Core customers are allocated a portion of SoCalGas' storage capacity. Other customers, including SDG&E, can bid and negotiate the desired amount of storage on a contract basis. The storage service program provides opportunities for these customers to store natural gas, usually during the summer, to reduce winter purchases when natural gas costs are generally higher. This allows customers to select the level of service they desire to assist them in managing their fuel procurement and transportation needs.

Demand for Natural Gas

The company faces competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. In the non-core industrial market, some customers are capable of using alternate fuels which can affect the demand for natural gas. The company's ability to maintain its industrial market share is largely dependent on energy prices. The demand for natural gas by electric generators is influenced by a number of factors. In the short-term, natural gas use by electric generators is impacted by the availability of alternative sources of generation. The availability of hydroelectricity is highly dependent on precipitation in the western United States and Canada. In addition, natural gas use is impacted by the performance of other generation sources in the western United States, including nuclear and coal, and other natural gas facilities outside the service area. Natural gas use is also impacted by changes in end-use electricity demand. For example, natural gas use generally increases during summer heat waves. Over the long-term, natural gas used to generate electricity will be influenced by additional factors such as the location of new power plant construction and the development of renewable resources. More generation capacity currently is being constructed outside Southern California than within the Sempra Utilities' service area. This new generation will likely displace the output of older, less-efficient local generation, reducing the use of natural gas for local electric generation.

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

Growth in the natural gas markets is largely dependent upon the health and expansion of the Southern California economy and prices of other energy products. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, development of renewable resources, development of new natural gas supply sources and general economic conditions can result in significant shifts in demand and market price. SoCalGas added 77,000 and 75,000 new customer meters in 2006 and 2005, respectively, representing growth rates of 1.4 percent in both years. The company expects that its growth rate for 2007 will approximate that of 2006.

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

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, allowing California's IOUs to recover their hazardous waste cleanup costs, including those related to Superfund sites or similar sites requiring cleanup. Rate recovery of 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses is permitted. In addition, the company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At December 31, 2006, the company had accrued its estimated remaining investigation and remediation liability related to hazardous waste sites, including numerous locations that had been manufactured-gas plants, of $39.0 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

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

OTHER MATTERS

Research, Development and Demonstration (RD&D)

Effective January 2005, a surcharge was established by the CPUC for natural gas public interest RD&D. The program is administered by the California Energy Commission. SoCalGas' funding for the program was $8 million in 2006 and $6 million in 2005. SoCalGas operates a separate natural gas RD&D program, focused on utility operations, end-use utilization, advanced distributed power generation and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety and reduced operating costs. SoCalGas' RD&D expenditures were $8 million, $11 million and $9 million in 2006, 2005 and 2004, respectively.

Employees of Registrant

As of December 31, 2006, the company had 7,242 employees, compared to 6,473 at December 31, 2005.

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union Council. The collective bargaining agreements for these employees covering wages, hours, working conditions, and medical and other benefit plans are in effect through September 30, 2008.

ITEM 2. PROPERTIES

Natural Gas Properties

At December 31, 2006, SoCalGas' natural gas facilities included 2,889 miles of transmission and storage pipeline, 48,808 miles of distribution pipeline and 46,785 miles of service pipelines. They also included 11 transmission compressor stations and 4 underground storage reservoirs with a combined working capacity of 129 billion cubic feet.

Other Properties

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles through 2011. The operating lease has six five-year renewal options.

The company owns or leases other land, easements, rights of way, warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters described in Note 9 of the notes to Consolidated Financial Statements or referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations," neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the issued and outstanding common stock of PE is owned by Sempra Energy. The information required by Item 5 concerning dividend declarations is included in the "Statements of Consolidated Comprehensive Income and Changes in Shareholders' Equity" set forth in Item 8 of the 2006 Annual Report to Shareholders herein.

Dividend Restrictions

The payment and amount of future dividends are within the discretion of the companies' boards of directors. The CPUC's regulation of SoCalGas' capital structure limits the amounts that are available for loans and dividends to Sempra Energy from SoCalGas. Additional information regarding these restrictions is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Capital Resources and Liquidity--Dividends."

ITEM 6. SELECTED FINANCIAL DATA

	At December 31, or for the years then ended
(Dollars in millions)	2006	2005	2004	2003	2002
Pacific Enterprises
Income Statement Data:
Operating revenues	$4,181	$4,617	$3,997	$3,541	$2,850
Operating income	$439	$347	$407	$369	$418
Dividends on preferred stock	$4	$4	$4	$4	$4
Earnings applicable to common shares	$235	$221	$232	$217	$209

Balance Sheet Data:
Total assets	$6,841	$6,531	$6,085	$5,833	$5,883
Long-term debt	$1,107	$1,100	$864	$762	$657
Short-term debt (a)	$--	$96	$30	$175	$175
Shareholders' equity	$1,930	$1,834	$1,814	$1,697	$1,684

SoCalGas
Income Statement Data:
Operating revenues	$4,181	$4,617	$3,997	$3,541	$2,850
Operating income	$439	$347	$409	$365	$426
Dividends on preferred stock	$1	$1	$1	$1	$1
Earnings applicable to common shares	$223	$211	$232	$209	$212

Balance Sheet Data:
Total assets	$6,359	$6,007	$5,633	$5,349	$5,403
Long-term debt	$1,107	$1,100	$864	$762	$657
Short-term debt (a)	$--	$96	$30	$175	$175
Shareholders' equity	$1,490	$1,417	$1,407	$1,376	$1,340
(a) Includes long-term debt due within one year.

Since Pacific Enterprises is a wholly owned subsidiary of Sempra Energy and SoCalGas is a wholly owned subsidiary of Pacific Enterprises, per-share data is not provided.

This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements contained herein.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section of the 2006 Annual Report includes management's discussion and analysis of operating results from 2004 through 2006, and provides information about the capital resources, liquidity and financial performance of Pacific Enterprises (PE) and Southern California Gas Company (SoCalGas). SoCalGas, PE or the two together are also referred to herein as "the company," the distinction being indicated by the context. This section also focuses on the major factors expected to influence future operating results and discusses investment and financing activities and plans. It should be read in conjunction with the Consolidated Financial Statements included in this Annual Report.

PE is the holding company for SoCalGas, the nation's largest natural gas distribution utility. SoCalGas owns and operates a natural gas distribution, transmission and storage system supplying natural gas throughout approximately 20,000 square miles of service territory. Its service territory extends from San Luis Obispo, California on the north to the Mexican border in the south, excluding San Diego County, the City of Long Beach and the desert area of San Bernardino County. SoCalGas provides natural gas service to residential, commercial, industrial, utility electric generation and wholesale customers, through 5.6 million meters, covering a population of 20.1 million. SoCalGas and its sister utility, San Diego Gas & Electric Company (SDG&E), are collectively referred to herein as "the Sempra Utilities."

RESULTS OF OPERATIONS

The following table shows net income for each of the last five years.

(Dollars in millions)	PE	SoCalGas
2006	$ 239	$ 224
2005	$ 225	$ 212
2004	$ 236	$ 233
2003	$ 221	$ 210
2002	$ 213	$ 213

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting net income and operating income in 2006, 2005 and 2004. The numbers in parentheses are the page numbers where each 2006 item is discussed.

Pacific Enterprises

	Net Income			Operating Income
(Dollars in millions)	2006	2005	2004	2006	2005	2004
Reported amounts	$239	$225	$236	$439	$347	$407

Unusual items:
California energy crisis litigation (61)	(3)	56	24	(5)	94	41
Resolution of prior years' income tax issues (18)	2	(26)	(5)	--	--	--
DSM[1] awards settlement	--	(8)	--	--	(14)	--
Other regulatory matters	--	--	(34)	--	--	(26)
Gain on sale of partnership property	--	--	(9)	--	--	(15)
	$238	$247	$212	$434	$427	$407

Southern California Gas

	Net Income			Operating Income
(Dollars in millions)	2006	2005	2004	2006	2005	2004
Reported amounts	$224	$212	$233	$439	$347	$409

Unusual items:
California energy crisis litigation (61)	(3)	56	24	(5)	94	41
Resolution of prior years' income tax issues (18)	1	(24)	(1)	--	--	--
DSM[1] awards settlement	--	(8)	--	--	(14)	--
Other regulatory matters	--	--	(34)	--	--	(26)
Gain on sale of partnership property	--	--	(9)	--	--	(15)
	$222	$236	$213	$434	$427	$409

1 Demand side management (DSM)

SoCalGas is subject to regulation by federal, state and local governmental agencies. The primary regulatory agency is the California Public Utilities Commission (CPUC), which regulates utility rates and operations. The Federal Energy Regulatory Commission (FERC) regulates interstate transportation of natural gas and various related matters. Municipalities and other local authorities regulate the location of utility assets, including natural gas pipelines.

Natural Gas Revenue and Cost of Natural Gas. Natural gas revenues decreased by $436 million (9%) to $4.2 billion in 2006, and the cost of natural gas decreased by $420 million (15%) to $2.4 billion in 2006. The decreases in 2006 were due to lower average costs of natural gas, which are passed on to customers, offset by higher volumes. In addition, natural gas revenues decreased due to the CPUC's 2005 Cost of Service decision eliminating 2004 revenue sharing (for which $18 million was included in revenue in 2005), $14 million in DSM awards in 2005 and $50 million of lower revenues for recoverable expenses, which are fully offset in other operating expenses. The decreases were offset by a $52 million increase in authorized base margin indexing and $10 million from the positive resolution in 2006 of a natural gas royalty matter. SoCalGas' weighted average cost (including transportation charges) per million British thermal units (mmbtu) of natural gas was $6.49 in 2006, $7.71 in 2005 and $5.92 in 2004.

Natural gas revenues increased by $620 million (16%) to $4.6 billion in 2005, and the cost of natural gas increased by $547 million (24%) to $2.8 billion in 2005 compared to 2004. The increases in 2005 were due to higher natural gas prices, which are passed on to customers, offset by a decrease in volume. In addition, natural gas revenues increased due to higher authorized base margin of $28 million, the CPUC's decision in 2005 eliminating 2004 revenue sharing, DSM awards and higher revenues for recoverable expenses, as discussed above. Performance awards are discussed in Note 8 of the notes to Consolidated Financial Statements.

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

The table below summarizes natural gas volumes and revenues by customer class for the years ended December 31, 2006, 2005 and 2004.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2006:
Residential	247	$2,727	1	$5	248	$2,732
Commercial and industrial	107	988	272	217	379	1,205
Electric generation plants	--	--	183	74	183	74
Wholesale	--	--	136	44	136	44
	354	$3,715	592	$340	946	4,055
Balancing accounts and other						126
Total						$4,181
2005:
Residential	240	$2,812	1	$6	241	$2,818
Commercial and industrial	106	1,083	269	186	375	1,269
Electric generation plants	--	--	142	49	142	49
Wholesale	--	--	141	61	141	61
	346	$3,895	553	$302	899	4,197
Balancing accounts and other						420
Total						$4,617
2004:
Residential	254	$2,572	2	$7	256	$2,579
Commercial and industrial	108	871	273	195	381	1,066
Electric generation plants	--	--	178	54	178	54
Wholesale	--	--	156	45	156	45
	362	$3,443	609	$301	971	3,744
Balancing accounts and other						253
Total						$3,997

Other Operating Expenses. Other operating expenses at SoCalGas were $951 million, $954 million and $908 million in 2006, 2005 and 2004, respectively. The decrease in 2006 included $50 million lower recoverable expenses offset by $47 million higher other operational costs. The increase in 2005 was primarily due to $25 million favorable resolution of regulatory matters in 2004 and $14 million higher recoverable expenses in 2005.

Litigation Expenses. Litigation expenses were $(2) million, $99 million and $41 million for 2006, 2005 and 2004, respectively. The higher amount in 2005 was primarily due to increases in litigation reserves related to matters arising from the 2000 - 2001 California energy crisis. Note 9 of the notes to Consolidated Financial Statements provides additional information concerning this matter.

Other Income (Expense), Net. Other income (expense), net, as discussed further in Note 1 of the notes to Consolidated Financial Statements, and which consists primarily of allowance for equity funds used during construction and regulatory interest, was $(1) million, $(2) million and $13 million in 2006, 2005 and 2004, respectively, at SoCalGas. The 2004 amount included the favorable impact on regulatory interest income from a CPUC Cost of Service decision.

Interest Income. Interest income was $64 million, $25 million and $17 million ($29 million, $12 million and $4 million at SoCalGas) in 2006, 2005 and 2004, respectively. The increase in 2006 was primarily due to $13 million from the resolution of an insurance claim at PE related to a quasi-reorganization issue in 2006 as discussed in Note 1 of the notes to Consolidated Financial Statements, higher interest resulting from increases in short-term investments and $6 million from a 2006 income tax audit settlement at SoCalGas.

Interest Expense. Interest expense was $70 million, $48 million and $39 million at SoCalGas in 2006, 2005 and 2004, respectively. The increase in 2006 was primarily due to higher interest expense associated with the $250 million first mortgage bonds issued in November 2005, higher variable rates and interest expense related to the accretion of the California energy crisis litigation settlement liability.

Income Taxes. Income tax expense at SoCalGas was $173 million, $97 million and $154 million in 2006, 2005 and 2004, respectively. The corresponding effective income tax rates were 44 percent, 31 percent and 40 percent. The increase in 2006 expense was due to the higher effective tax rate and higher pretax income. The increase in the effective tax rate in 2006 was due primarily to a $24 million favorable resolution of prior years' income tax issues in 2005.

Net Income. SoCalGas recorded net income of $224 million, $212 million and $233 million in 2006, 2005 and 2004, respectively. The increase in 2006 was due primarily to the California energy crisis reserve of $56 million recorded in litigation expense in 2005 and $7 million from the positive resolution in 2006 of a natural gas royalty matter, offset by $24 million in 2005 from the favorable resolution of prior years' income tax issues, $11 million from the reversal in 2005 of the 2004 revenue sharing reserve resulting from the CPUC's 2004 Cost of Service decision, higher income tax expense in 2006 of $13 million due to a higher effective tax rate in 2006 (excluding the effect of the resolution of prior years' income tax issues in 2005) and a DSM awards settlement of $8 million in 2005.

The decrease in 2005 compared to 2004 was due primarily to the resolution of the 2004 Cost of Service proceedings (as discussed further in Note 8 of the notes to Consolidated Financial Statements) which favorably affected 2004 net income by $34 million, an increase of $32 million after-tax in California energy crisis litigation expenses and the $9 million after-tax gain from the sale of the Hawaiian Gardens property in 2004, offset by favorable resolution of income tax issues in 2005 of $24 million, higher authorized base margins in 2005 of $17 million after-tax and the DSM awards settlement of $8 million in 2005.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas' utility operations generally are the major source of liquidity. In addition, cash requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At December 31, 2006, there was $211 million in unrestricted cash and cash equivalents and $300 million in available unused, committed lines of credit at SoCalGas. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Forecasted capital expenditures for the next five years are discussed in "Future Capital Expenditures for Utility Plant." Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's consolidated operating activities totaled $911 million, $288 million and $546 million for 2006, 2005 and 2004, respectively. Net cash provided by SoCalGas' operating activities totaled $873 million, $264 million and $501 million for 2006, 2005 and 2004, respectively.

Cash provided by operating activities in 2006 increased by $623 million (216%) to $911 million. For SoCalGas, net cash provided by operating activities increased by $609 million (231%) to $873 million. The change was primarily due to a $185 million increase in overcollected regulatory balancing accounts in 2006 compared to a $168 million decrease in 2005, a $113 million increase in income tax payable in 2006 compared to a $136 million decrease in 2005 and a $93 million decrease in accounts receivable, offset by an $84 million decrease in other liabilities. The changes in net cash provided by SoCalGas' operating activities were substantially the same as for PE.

The decrease in 2005 compared to 2004 was primarily due to a $261 million change in overcollected regulatory balancing accounts, a $197 million change in income taxes payable, mainly due to an increase in income tax payments, and a $58 million decrease in accounts payable in 2005, offset by a $104 million lower increase in accounts receivable and a $157 million increase in other liabilities in 2005. The 2005 changes in net cash provided by SoCalGas' operating activities were substantially the same as for PE.

The company made pension plan and other postretirement benefit plan contributions of $1 million and $19 million, respectively, during 2006, and $1 million and $36 million, respectively, during 2005. During 2004, the company contributed $42 million to other postretirement benefit plans but made no contribution to the pension plan.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's consolidated investing activities totaled $548 million, $381 million and $295 million for 2006, 2005 and 2004, respectively. Net cash used in SoCalGas' investing activities totaled $513 million, $361 million and $253 million for 2006, 2005 and 2004, respectively.

Cash used in PE's investing activities in 2006 increased by $167 million (44%) to $548 million. For SoCalGas, the cash used in investing activities increased by $152 million (42%) to $513 million for 2006. The changes were primarily due to a $126 million increase in advances to Sempra Energy (of which $111 million was associated with advances made by SoCalGas) and a $52 million increase in capital expenditures in 2006.

The increase in cash used in investing activities in 2005 compared to 2004 was due to a $50 million increase in capital expenditures and a $30 million increase in loans to affiliate (of which $51 million applied to SoCalGas).

Future Capital Expenditures for Utility Plant

Significant capital expenditures and investments in 2007 are expected to include $500 million for improvements to the distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

Over the next five years, the company expects to make capital expenditures of $2.5 billion, including $500 million in each of the next five years.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities totaled $(242) million, $149 million and $(249) million for 2006, 2005 and 2004, respectively. Net cash provided by (used in) SoCalGas' financing activities totaled $(239) million, $153 million and $(246) million for 2006, 2005 and 2004, respectively. The 2006 changes at PE and SoCalGas were primarily due to $250 million in issuances of long-term debt in 2005 and an $88 million decrease in short-term debt in 2006 compared to an increase of $58 million in 2005.

The 2005 changes at PE and SoCalGas were primarily due to a $150 million increase in issuances of long-term debt, a $50 million decrease in dividends paid in 2005 and a $175 million repayment on long-term debt in 2004.

Long-Term and Short-Term Debt

In November 2005, SoCalGas publicly offered and sold $250 million of 5.75 percent first mortgage bonds, maturing in 2035.

In December 2004, SoCalGas issued $100 million of floating-rate first mortgage bonds maturing in December 2009. The interest rate is based on the 3-month LIBOR rate plus 0.17 percent.

Payments on long-term debt in 2004 included $175 million of SoCalGas' first mortgage bonds.

Note 2 of the notes to Consolidated Financial Statements provides information concerning lines of credit and further discussion of debt activity.

Dividends

Common dividends paid to Sempra Energy were $150 million in each of 2006 and 2005 and $200 million in 2004. Dividends paid by SoCalGas to PE amounted to $150 million in each of 2006 and 2005 and $200 million in 2004.

The payment and amount of future dividends are within the discretion of the companies' boards of directors. The CPUC's regulation of SoCalGas' capital structure limits the amounts that are available for loans and dividends to Sempra Energy from SoCalGas. At December 31, 2006, the company could have provided a total (combined loans and dividends) of $78 million to Sempra Energy.

Capitalization

Total capitalization, including all debt, at December 31, 2006 was $3.0 billion, of which $2.6 billion applied to SoCalGas. The debt-to-capitalization ratios were 36 percent and 43 percent at December 31, 2006 for PE and SoCalGas, respectively. Significant changes affecting capitalization during 2006 included short-term borrowings, comprehensive income and dividends. Additional discussion related to the significant changes is provided in Note 2 of the notes to Consolidated Financial Statements and "Results of Operations" above.

Commitments

The following is a summary of the companies' principal contractual commitments at December 31, 2006. Additional information concerning commitments is provided above and in Notes 2, 4 and 9 of the notes to Consolidated Financial Statements.

(Dollars in millions)	2007	2008 and 2009	2010 and 2011	Thereafter	Total
SOCALGAS
Long-term debt	$--	$100	$250	$757	$1,107
Interest on debt (1)	58	113	93	444	708
Natural gas contracts	1,284	1,413	922	--	3,619
Operating leases	50	97	89	10	246
Litigation reserves	51	24	25	37	137
Environmental commitments	30	8	1	--	39
Pension and postretirement benefit
obligations (2)	35	66	115	532	748
Asset retirement obligations	14	25	24	606	669
Total	1,522	1,846	1,519	2,386	7,273
PE - operating leases	13	29	7	--	49
Total PE consolidated	$1,535	$1,875	$1,526	$2,386	$7,322

(1)

Expected interest payments were calculated using the stated interest rate for fixed rate obligations. Expected interest payments were calculated based on forward rates in effect at December 31, 2006 for variable rate obligations, including fixed-to-floating interest rate swaps.

(2) Amounts are after reduction for the Medicare Part D subsidy and only include expected payments to the plans for the next 10 years.

The table excludes intercompany debt individual contracts that have annual cash requirements less than $1 million and employment contracts.

Credit Ratings

Credit ratings remained at investment grade levels in 2006. As of January 31, 2007, company credit ratings were as follows:

	Standard	Moody's Investor
	& Poor's	Services, Inc.	Fitch
SOCALGAS
Secured debt	A+	A1	AA
Unsecured debt	A-	A2	AA-
Preferred stock	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F1+

PE - preferred stock	BBB+	--	A

As of January 31, 2007, the companies have a stable ratings outlook from all three credit rating agencies.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, natural gas industry restructuring, and the changing energy marketplace. Performance will also depend on the successful completion of capital projects, which are discussed in various places in this report. These factors are discussed in Note 8 of the notes to Consolidated Financial Statements.

Litigation

Note 9 of the notes to Consolidated Financial Statements describes litigation (primarily cases arising from the California energy crisis), the ultimate resolution of which could have a material adverse effect on future performance.

Industry Developments

Note 8 of the notes to Consolidated Financial Statements describes natural gas regulation and rates, and other pending proceedings and investigations.

Market Risk

Market risk is the risk of erosion of the company's cash flows, net income, asset values and equity due to adverse changes in prices for various commodities, and in interest rates.

The company has adopted policies governing its market risk management and trading activities of all affiliates. Assisted by the company's Risk Management Department (RMD), the company's Risk Management Committee (RMC), consisting of senior officers, establishes policy for and oversees company-wide energy risk management activities and monitors the results of trading and other activities to ensure compliance with the company's stated energy risk management policies and applicable regulatory requirements. The RMD receives daily information detailing positions regarding market positions that create credit, liquidity and market risk and monitors energy price risk management and measures and reports the market and credit risk associated with these positions to the RMC.

Along with other tools, the company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence interval. The company has adopted the variance/covariance methodology in its calculation of VaR, and uses both the 95-percent and 99-percent confidence intervals. VaR is calculated independently by the RMD for the company. Historical and implied volatilities and correlations between instruments and positions are used in the calculation. The company uses natural gas derivatives to manage natural gas price risk associated with servicing load requirements. The use of natural gas derivatives is subject to certain limitations imposed by company policy and is in compliance with risk management and trading activity plans that have been filed and approved by the CPUC. Any costs or gains/losses associated with the use of natural gas derivatives, which use is in compliance with CPUC approved plans, are considered to be commodity costs that are passed on to customers on a substantially concurrent basis.

Revenue recognition is discussed in Note 1 of the notes to Consolidated Financial Statements and the additional market risk information regarding derivative instruments is discussed in Note 6 of the notes to Consolidated Financial Statements.

The following discussion of the company's primary market risk exposures as of December 31, 2006 includes a discussion of how these exposures are managed.

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

The company's market risk exposure is limited due to CPUC-authorized rate recovery of the costs of natural gas purchases, intrastate transportation and storage activity. However, the company may, at times, be exposed to market risk as a result of SoCalGas' GCIM, which is discussed in Note 8 of the notes to Consolidated Financial Statements. If commodity prices were to rise too rapidly, it is likely that volumes would decline. This would increase the per-unit fixed costs, which could lead to further volume declines. The company manages its risk within the parameters of its market risk management framework. As of December 31, 2006, the company's VaR was not material, and the procurement activities are in compliance with the procurement plans filed with and approved by the CPUC.

Interest Rate Risk

The company is exposed to fluctuations in interest rates primarily as a result of its short-term and long-term debt. Subject to regulatory constraints, interest-rate swaps may be used to adjust interest-rate exposures. The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall costs of borrowing.

At December 31, 2006, the company had $863 million of fixed-rate, long-term debt and $250 million of variable-rate, long-term debt. Interest on fixed-rate utility debt is fully recovered in rates on a historical cost basis and interest on variable-rate debt is provided for in rates on a forecasted basis. At December 31, 2006, the company's fixed-rate, long-term debt, after the effects of interest-rate swaps, had a one-year VaR of $83 million and its variable-rate, long-term debt, after the effects of interest-rate swaps, had a one-year VaR of $6 million.

At December 31, 2006, the notional amount of interest-rate swap transactions totaled $150 million. Note 2 of the notes to Consolidated Financial Statements provides further information regarding interest-rate swap transactions.

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

As noted above under "Interest Rate Risk", the company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. The company would be exposed to interest-rate fluctuations on the underlying debt should counterparties to the agreement not perform.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND KEY NON-CASH PERFORMANCE INDICATORS

Certain accounting policies are viewed by management as critical because their application is the most relevant, judgmental and/or material to the company's financial position and results of operations, and/or because they require the use of material judgments and estimates.

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements. The most critical policies, all of which are mandatory under generally accepted accounting principles in the United States of America and the regulations of the Securities and Exchange Commission, are the following:

Description	Assumptions & Approach Utilized	Effect if Different Assumptions Used

Contingencies

Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, establishes the amounts and timing of when the company provides for contingent losses. The company continuously assesses potential loss contingencies for litigation claims, environmental remediation and other events.

The company accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. For loss contingencies, the loss is accrued if (1) information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain future events and (2) the amounts of the loss can be reasonably estimated. SFAS 5 does not permit the accrual of contingencies that might result in gains.

Details of the company's issues in this area are discussed in Note 9 of the notes to Consolidated Financial Statements.

Regulatory Accounting

SFAS 71, Accounting for the Effects of Certain Types of Regulation, has a significant effect on the way the Sempra Utilities record assets and liabilities, and the related revenues and expenses that would not be recorded absent the principles contained in SFAS 71.

The company records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. Similarly, the company records regulatory liabilities for amounts recovered in rates in advance of the expenditure. The company reviews probabilities associated with regulatory balances whenever new events occur, such as changes in the regulatory environment or the utility's competitive position, issuance of a regulatory commission order or passage of new legislation. To the extent that circumstances associated with regulatory balances change, the regulatory balances could be adjusted.

Details of the company's regulatory assets and liabilities are discussed in Note 1 of the notes to Consolidated Financial Statements.

Description	Assumptions & Approach Utilized	Effect if Different Assumptions Used

Income Taxes
SFAS 109, Accounting for Income Taxes, governs the way the company provides for income taxes.

The company's income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. The anticipated resolution of income tax issues considers past resolutions of the same or similar issue, the status of any income tax examination in progress and positions taken by taxing authorities with other taxpayers with similar issues. The likelihood of deferred tax recovery is based on analyses of the deferred tax assets and the company's expectation of future taxable income, based on its strategic planning.

Actual income taxes could vary from estimated amounts due to the future impacts of various items including changes in tax laws, the company's financial condition in future periods, and the resolution of various income tax issues between the company and the various taxing authorities. Details of the company's issues in this area are discussed in Note 3 of the notes to Consolidated Financial Statements.

Derivatives
SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and related Emerging Issues Task Force Issues govern the accounting requirements for derivatives.

The company values derivative instruments at fair value on the balance sheet. Depending on the purpose for the contract and the applicability of hedge accounting, the impact of instruments may be offset in earnings, on the balance sheet, or in other comprehensive income.  The company also utilizes normal purchase or sale accounting for certain contracts.

The application of hedge accounting to certain derivatives and the normal purchase or sale election is made on a contract-by-contract basis. Utilizing hedge accounting or the normal purchase or sale election in a different manner could materially impact reported results. The effects of derivatives' accounting have a significant impact on the balance sheet of the company but have no significant effect on its results of operations because of the principles contained in SFAS 71. Details of the company's financial instruments are discussed in Note 6 of the notes to Consolidated Financial Statements.

Description	Assumptions & Approach Utilized	Effect if Different Assumptions Used

Impairments of Long-Lived Assets

 SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets be evaluated as necessary for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable or the assets meet the held-for-sale criteria under SFAS 144.

The company uses the best information available to estimate fair value of its long-lived assets and may use more than one source.  Judgment is exercised to estimate the future cash flows, the useful lives of long-lived assets and to determine management's intent to use the assets.  Management's intent to use or dispose of assets is subject to re-evaluation and can change over time.

In connection with the evaluation of long-lived assets in accordance with the requirements of SFAS 144, the fair value of the asset can vary if different estimates and assumptions were used in the applied valuation techniques.

Defined Benefit Plans

The company has funded and unfunded noncontributory defined benefit plans that together cover substantially all of its employees. The company also has other postretirement benefit plans covering substantially all of its employees. The company accounts for its pension and other postretirement benefit plans under SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, respectively, and under SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

The measurement of the company's pension and postretirement obligations, and costs and liabilities is dependent on a variety of assumptions used by the company. The critical assumptions used in developing the required estimates include the following key factors: discount rate, expected return on plan assets, health care cost trend rates, mortality rates, rate of compensation increases and payout elections (lump sum or annuity). These assumptions are reviewed on an annual basis prior to the beginning of each year and updated when appropriate. The company considers current market conditions, including interest rates, in making these assumptions.

The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, longer or shorter participant life spans, or more or fewer lump sum versus annuity payout elections made by plan participants. However, these differences have minimal impact on the company's net income due to rate recovery of most benefit plan costs. Additional discussion of pension plan assumptions is included in Note 4 of the notes to Consolidated Financial Statements.

Choices among alternative accounting policies that are material to the company's financial statements and information concerning significant estimates have been discussed with the audit committee of the board of directors.

Key non-cash performance indicators for the company include numbers of customers and quantities of natural gas sold. The information is provided in "Results of Operations."

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 1 of the notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  --  Pacific Enterprises

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly present the form and substance of transactions and that the financial statements reasonably present the company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Management also has included in the company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

The board of directors of Sempra Energy, the company's parent company, has an Audit Committee composed of five non-management directors. The committee meets periodically with financial management and the internal auditors to review accounting, control, auditing and financial reporting matters.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the company's evaluation under the framework in Internal Control -- Integrated Framework, management concluded that the company's internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pacific Enterprises:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Pacific Enterprises and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 21, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of two new accounting standards.

/S/ DELOITTE & TOUCHE LLP

San Diego, California

February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pacific Enterprises:

We have audited the accompanying consolidated balance sheets of Pacific Enterprises and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related statements of consolidated income, comprehensive income and changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Enterprises and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, effective December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

San Diego, California

February 21, 2007

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Years ended December 31,
(Dollars in millions)	2006	2005	2004

Operating revenues	$4,181	$4,617	$3,997

Operating expenses
Cost of natural gas	2,410	2,830	2,283
Other operating expenses	951	954	910
Depreciation	267	264	255
Franchise fees and other taxes	121	121	114
Litigation expense	(2)	99	41
Gains on sale of assets	(5)	--	(15)
Impairment losses	--	2	2
Total operating expenses	3,742	4,270	3,590

Operating income	439	347	407

Other income (expense), net	(2)	5	12
Interest income	64	25	17
Interest expense	(76)	(53)	(46)
Income before income taxes	425	324	390

Income tax expense	186	99	154

Net income	239	225	236
Preferred dividend requirements	4	4	4
Earnings applicable to common shares	$235	$221	$232

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in millions)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$211	$90
Accounts receivable - trade	640	694
Accounts receivable - other	33	37
Interest receivable	10	9
Due from unconsolidated affiliates	63	5
Income taxes receivable	54	166
Deferred income taxes	43	20
Inventories	106	121
Regulatory assets arising from fixed-price contracts
and other derivatives	--	52
Other regulatory assets	41	36
Other	17	16
Total current assets	1,218	1,246

Other assets:
Due from unconsolidated affiliates	448	414
Regulatory assets arising from pension and other
postretirement benefit obligations	136	48

Other regulatory assets	95	95
Sundry	41	55
Total other assets	720	612

Property, plant and equipment:
Property, plant and equipment	8,151	7,764
Less accumulated depreciation	(3,248)	(3,091)
Property, plant and equipment, net	4,903	4,673
Total assets	$6,841	$6,531

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31
(Dollars in millions)	2006	2005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$--	$88
Accounts payable - trade	416	344
Accounts payable - other	114	76
Due to unconsolidated affiliates	102	176
Regulatory balancing accounts, net	167	13
Fixed-price contracts and other derivatives	4	52
Customer deposits	88	80
Current portion of long-term debt	--	8
Other	301	280
Total current liabilities	1,192	1,117

Long-term debt	1,107	1,100

Deferred credits and other liabilities:
Customer advances for construction	91	74
Pension and other postretirement benefit obligations, net of plan assets	172	89
Deferred income taxes	107	125
Deferred investment tax credits	36	38
Regulatory liabilities arising from removal obligations	1,019	1,097
Asset retirement obligations	655	504
Deferred taxes refundable in rates	221	200
Preferred stock of subsidiary	20	20
Deferred credits and other	291	333
Total deferred credits and other liabilities	2,612	2,480

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	80	80
Common stock (600 million shares authorized;
84 million shares outstanding; no par value)	1,464	1,453
Retained earnings	391	306
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	1,930	1,834
Total liabilities and shareholders' equity	$6,841	$6,531

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years ended December 31,
(Dollars in millions)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$239	$225	$236
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	267	264	255
Deferred income taxes and investment tax credits	(26)	(14)	(16)
Gains on sale of assets	(5)	--	(15)
Other	3	--	(1)
Quasi-reorganization resolution	12	--	--
Changes in other assets	(2)	20	9
Changes in other liabilities	26	110	(47)
Changes in working capital components:
Accounts receivable	52	(41)	(145)
Interest receivable	(1)	22	(1)
Fixed-price contracts and other derivatives	--	--	(2)
Inventories	18	(49)	2
Other current assets	(7)	(1)	1
Accounts payable	83	49	107
Income taxes	113	(136)	61
Due to/from affiliates, net	(19)	(4)	34
Regulatory balancing accounts	185	(168)	93
Regulatory assets and liabilities	--	--	(23)
Customer deposits	8	31	6
Other current liabilities	(35)	(20)	(8)
Net cash provided by operating activities	911	288	546

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(413)	(361)	(311)
Decrease (increase) in loans to affiliates, net	(145)	(19)	11
Proceeds from sale of assets	11	--	7
Other	(1)	(1)	(2)
Net cash used in investing activities	(548)	(381)	(295)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(150)	(150)	(200)
Preferred dividends paid	(4)	(4)	(4)
Issuances of long-term debt	--	250	100
Payments on long-term debt	--	--	(175)
Increase (decrease) in short-term debt	(88)	58	30
Other	--	(5)	--
Net cash provided by (used in) financing activities	(242)	149	(249)
Increase in cash and cash equivalents	121	56	2
Cash and cash equivalents, January 1	90	34	32
Cash and cash equivalents, December 31	$211	$90	$34

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years ended December 31,
(Dollars in millions)	2006	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$69	$45	$49
Income tax payments, net of refunds	$99	$248	$111

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITY
Increase (decrease) in accounts payable from investments in property, plant and equipment	$4	$7	$(2)

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2006, 2005 and 2004

(Dollars in millions)	Comprehensive Income	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2003		$ 80	$ 1,367	$ 253	$ (3)	$ 1,697
Net income	$ 236			236		236
Pension adjustment	(1)				(1)	(1)
Comprehensive income	$ 235
Quasi-reorganization adjustment (Note 1)			86			86
Preferred stock dividends declared				(4)		(4)
Common stock dividends declared				(200)		(200)
Balance at December 31, 2004		80	1,453	285	(4)	1,814
Net income	$ 225			225		225
Pension adjustment	(1)				(1)	(1)
Comprehensive income	$ 224
Preferred stock dividends declared				(4)		(4)
Common stock dividends declared				(200)		(200)
Balance at December 31, 2005		80	1,453	306	(5)	1,834
Net income	$ 239			239		239
Pension adjustment	2				2	2
Comprehensive income	$ 241
Adjustment to initially apply FASB Statement No. 158 (Notes 1 and 4)					(2)	(2)
Quasi-reorganization adjustment (Note 1)			11			11
Preferred stock dividends declared				(4)		(4)
Common stock dividends declared				(150)		(150)
Balance at December 31, 2006		$ 80	$ 1,464	$ 391	$ (5)	$ 1,930

See notes to Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND OTHER FINANCIAL DATA

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Pacific Enterprises (PE) and its subsidiary, Southern California Gas Company (SoCalGas) (collectively referred to as the company or the companies).  PE's common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The financial statements herein are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the second case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations. All material intercompany accounts and transactions have been eliminated.

Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric Company (SDG&E). SoCalGas and SDG&E are collectively referred to herein as the Sempra Utilities.

As a subsidiary of Sempra Energy, the company receives certain services therefrom, for which it is charged its allocable share of the cost of such services. Management believes that the cost is reasonable and probably less than if the company had to provide those services itself. In connection with charges related to litigation, the significant instances of which are discussed in Note 9, Sempra Energy management determines the allocation of the charges among its business units, including the company, based on the extent of their involvement with the subject of the litigation.

Quasi-Reorganization

In 1993, PE effected a quasi-reorganization for financial reporting purposes as of December 31, 1992. Certain of the liabilities established in connection with the quasi-reorganization were favorably resolved in 2004 and 2006, resulting in increases in common equity. Cash received in 2006 from the resolution of an insurance claim related to quasi-reorganization issues was reported in Quasi-reorganization Resolution on the Statements of Consolidated Cash Flows. The remaining liabilities of $24 million will be resolved in future years, and management believes the provisions established for these matters are adequate.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period, and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Although management believes the estimates and assumptions are reasonable, actual amounts ultimately may differ significantly from those estimates.

Basis of Presentation

The company's Statements of Consolidated Income have been converted from a utility format, where only regulated cost-of-service items, including income taxes on operating income, were reflected in Operating Income, to a commercial format, where nonutility items are reflected as components of Operating Income.  Also, in the Consolidated Balance Sheets under the commercial format, nonutility property is included in Property, Plant and Equipment.

Regulatory Matters

Effects of Regulation

The accounting policies of the company conform with GAAP for regulated enterprises and reflect the policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).

The company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), under which a regulated utility records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. To the extent that recovery is no longer probable as a result of changes in regulation or the utility's competitive position, the related regulatory assets would be written off. Regulatory liabilities represent reductions in future rates for amounts due to customers. Information concerning regulatory assets and liabilities is provided below in "Revenues," "Regulatory Balancing Accounts" and "Regulatory Assets and Liabilities."

Regulatory Balancing Accounts

The amounts included in regulatory balancing accounts at December 31, 2006, represent net payables (payables net of receivables) that are returned to customers by reducing future rates.

Except for certain costs subject to balancing account treatment, fluctuations in most operating and maintenance accounts from forecasted amounts approved by the CPUC in establishing rates affect utility earnings. Balancing accounts provide a mechanism for charging utility customers the amount actually incurred for certain costs, primarily commodity costs. The CPUC has also approved balancing account treatment for variances between forecast and actual for SoCalGas' volumes and commodity costs, eliminating the impact on earnings from any throughput and revenue variances from adopted forecast levels. Additional information on regulatory matters is included in Note 8.

Regulatory Assets and Liabilities

In accordance with the accounting principles of SFAS 71, the company records regulatory assets and regulatory liabilities as discussed above.

Regulatory assets (liabilities) as of December 31 relate to the following matters:

(Dollars in millions)	2006	2005
Fixed-price contracts and other derivatives	$(1)	$49
Environmental remediation	39	39
Unamortized loss on reacquired debt, net	37	40
Removal obligations*	(1,019)	(1,097)
Deferred taxes refundable in rates	(221)	(200)
Employee benefit costs	36	24
Pension and other postretirement benefit obligations	136	48
Other	24	28
Total	$(969)	$(1,069)

* This is related to SFAS 143, Accounting for Asset Retirement Obligations, which is discussed below in "Asset Retirement Obligations."

Net regulatory assets (liabilities) are recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)	2006	2005
Current regulatory assets	$41	$88
Noncurrent regulatory assets	231	143
Current regulatory liabilities*	(1)	(3)
Noncurrent regulatory liabilities	(1,240)	(1,297)
Total	$(969)	$(1,069)

* Included in Other Current Liabilities.

Regulatory assets arising from fixed-price contracts and other derivatives are offset by corresponding liabilities arising from natural gas transportation contracts. The regulatory asset is reduced as payments are made for services under these contracts. Deferred taxes recoverable in rates are based on current regulatory ratemaking and income tax laws. SoCalGas expects to recover net regulatory assets related to deferred income taxes over the lives of the assets that give rise to the accumulated deferred income taxes. The regulatory assets related to unamortized losses on reacquired debt are being recovered over the remaining original amortization periods of the loss on reacquired debt over periods ranging from 6 to 19 years. SoCalGas' regulatory asset related to environmental remediation represents the portion of the company's environmental liability recognized at the end of the period in excess of the amount that has been recovered through rates charged to customers. This amount is expected to be recovered in future rates as expenditures are made. Regulatory assets related to pension and other postretirement benefit obligations are offset by corresponding liabilities and are being recovered in rates based on the current regulatory framework.

All of these assets either earn a return, generally at short-term rates, or the cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase.

Collection Allowances

The allowance for doubtful accounts was $4 million, $6 million and $5 million at December 31, 2006, 2005 and 2004, respectively. The company recorded provisions for doubtful accounts of $11 million, $10 million and $9 million in 2006, 2005 and 2004, respectively. The company wrote off doubtful accounts of $13 million, $9 million, and $8 million in 2006, 2005 and 2004, respectively.

Inventories

At December 31, 2006, inventory shown on the Consolidated Balance Sheets included natural gas of $89 million, and materials and supplies of $17 million. The corresponding balances at December 31, 2005 were $110 million and $11 million, respectively. Natural gas is valued by the last-in first-out (LIFO) method. When the inventory is consumed, differences between the LIFO valuation and replacement cost are reflected in customer rates. Materials and supplies at SoCalGas are generally valued at the lower of average cost or market.

Income Taxes

Income tax expense includes current and deferred income taxes from operations during the year. In accordance with SFAS 109, Accounting for Income Taxes (SFAS 109), the company records deferred income taxes for temporary differences between the book and tax bases of assets and liabilities.  Investment tax credits from prior years are being amortized to income over the estimated service lives of the properties. Other credits are recognized in income as earned. The company follows certain provisions of SFAS 109 that require regulated enterprises to recognize regulatory assets or liabilities to offset deferred tax liabilities and assets, respectively, if it is probable that such amounts will be recovered from, or returned to, customers.

Property, Plant and Equipment

Property, plant and equipment primarily represents the buildings, equipment and other facilities used by the company to provide natural gas services.

The cost of plant includes labor, materials, contract services, and certain expenditures incurred during a major maintenance outage of a generating plant. Maintenance costs are expensed as incurred.  In addition, the cost of plant includes an allowance for funds used during construction (AFUDC), as discussed below. The cost of most retired depreciable utility plant minus salvage value is charged to accumulated depreciation.

Property, plant and equipment balances by major functional categories are as follows:

	Property, Plant
	and Equipment at		Depreciation rates for the years ended
	December 31,		December 31,
(Dollars in billions)	2006	2005	2006	2005	2004
Natural gas operations	$8.0	$7.6	3.58%	3.69%	3.68%
Construction work in progress	0.2	0.2	NA	NA	NA
Total	$8.2	$7.8

Depreciation expense is based on the straight-line method over the useful lives of the assets, or a shorter period prescribed by the CPUC.

AFUDC, which represents the cost of debt and equity funds used to finance the construction of utility plant, is added to the cost of utility plant. Although it is not a current source of cash, AFUDC increases income and is recorded partly as an offset to interest expense and partly as a component of Other Income, Net in the Statements of Consolidated Income. AFUDC amounted to $8 million, $7 million and $6 million for 2006, 2005 and 2004, respectively.

Asset Retirement Obligations

The company accounts for its tangible long-lived assets under SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (FIN 47). SFAS 143 and FIN 47 require the company to record an asset retirement obligation for the present value of liabilities of future costs expected to be incurred when assets are retired from service, if the retirement process is legally required and if a reasonable estimate of fair value can be made. It requires recording of the estimated retirement cost over the life of the related asset by depreciating the present value of the obligation (measured at the time of the asset's acquisition) and accreting the discount until the liability is settled. Rate-regulated entities may recognize regulatory assets or liabilities as a result of the timing difference between the recognition of costs as recorded in accordance with SFAS 143 and FIN 47, and costs recovered through the rate-making process. Accordingly, a regulatory liability has been recorded to reflect that the company has collected the funds from customers more quickly than SFAS 143 and FIN 47 would accrete the retirement liability and depreciate the asset.

Upon the adoption of SFAS 143 and FIN 47, the company recognized asset retirement obligations related to fuel storage tanks, underground natural gas storage facilities and wells, hazardous waste storage facilities, the California natural gas transmission pipeline, and natural gas distribution system assets.

The changes in the asset retirement obligations for the years ended December 31, 2006 and 2005 are as follows:

(Dollars in millions)	2006		2005
Balance as of January 1	$505	*	$9
Adoption of FIN 47	--		495
Accretion expense	32		1
Payments	--		(1)
Revision to estimated cash flows	132		1
Balance as of December 31	$669	*	$505	*

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

Legal Fees

Legal fees that are associated with a past event for which a liability has been recorded are accrued when it is probable that fees also will be incurred.

Comprehensive Income

Comprehensive income includes all changes in the equity of a business enterprise (except those resulting from investments by owners and distributions to owners), including amortization of net actuarial loss and prior service cost related to pension and other postretirement benefits plans and changes in minimum pension liability. The components of other comprehensive income, which consist of all these changes other than net income as shown on the Statements of Consolidated Income, are shown in the Statements of Consolidated Comprehensive Income and Changes in Shareholders' Equity.

The components of Accumulated Other Comprehensive Income (Loss), net of income taxes, at December 31, 2006 and 2005 are as follows:

(Dollars in millions)	2006	2005
Unamortized net actuarial loss, net of $4 income tax benefit	$(6)	$--
Unamortized prior service cost, net of $1 income tax	1	--
Minimum pension liability adjustments, net of $4 income tax benefit	--	(5)
Balance as of December 31	$(5)	$(5)

Revenues

Revenues of SoCalGas are primarily derived from deliveries of natural gas to customers and changes in related regulatory balancing accounts. Revenues from natural gas sales and services are recorded under the accrual method and recognized upon delivery. Natural gas storage contract revenues are accrued on a monthly basis and reflect reservation, storage and injection charges in accordance with negotiated agreements, which have terms of up to 15 years. Operating revenues include amounts for services rendered but unbilled (approximately one-half month's deliveries) at the end of each year. The company presents its operating revenues net of sales taxes.

Additional information concerning utility revenue recognition is discussed above under "Regulatory Matters."

Transactions with Affiliates

On a daily basis, SoCalGas and SDG&E share numerous functions with each other and they also receive various services from and provide various services to Sempra Energy.

PE has intercompany receivables of $58 million from Sempra Energy at December 31, 2006, which are net of dividends payable to Sempra Energy discussed below, and $5 million from various affiliates at December 31, 2006 and 2005. Such amounts are included in current assets as Due from Unconsolidated Affiliates.

PE also has a promissory note due from Sempra Energy which bears a variable interest rate based on short-term commercial paper rates (5.21 percent at December 31, 2006). The balances of the note were $448 million and $413 million at December 31, 2006 and 2005, respectively, and are included in noncurrent assets as Due from Unconsolidated Affiliates. PE also had $1 million due from other affiliates at December 31, 2005.

In addition, PE has intercompany payables due to various affiliates of $102 million at December 31, 2006. PE had an intercompany payable to Sempra Energy for $19 million and intercompany payables due to other affiliates of $107 million at December 31, 2005. Of the total balances, $24 million and $52 million were recorded at SoCalGas at December 31, 2006 and 2005, respectively. These are reported in current liabilities as Due to Unconsolidated Affiliates.

PE also had dividends payable to Sempra Energy of $50 million at December 31, 2006 and 2005, which were due and paid on January 15, 2007 and 2006, respectively.

SoCalGas also had dividends payable to PE of $50 million at December 31, 2006 and 2005, which were due and paid on January 15, 2007 and 2006, respectively.

Capitalized Interest

SoCalGas recorded $3 million, $2 million and $1 million of capitalized interest for 2006, 2005 and 2004, respectively, including the portion of AFUDC related to debt.

Other Income (Expense), Net

Other Income (Expense), Net consists of the following:

	Years ended December 31,
(Dollars in millions)	2006	2005	2004
Regulatory interest, net	$(6)	$(3)	$9
Allowance for equity funds used during construction	6	5	5
Sundry, net	(1)	(4)	(1)
Total at SoCalGas	(1)	(2)	13
Additional at Pacific Enterprises:
Sundry, net	--	8	--
Reclassification of preferred dividends	(1)	(1)	(1)
Total at Pacific Enterprises	$(2)	$5	$12

New Accounting Standards

Pronouncements that have recently become effective that are relevant to the company and/or have had or may have a significant effect on the company's financial statements are described below.

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)):  Effective January 1, 2006, Sempra Energy adopted SFAS 123(R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (APBO) 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) 107 (SAB 107) regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Further discussion of share-based compensation is provided in Note 5.

SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154): SFAS 154 replaces APBO 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Unless it is impracticable to do so, SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and of changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

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

SFAS 157, "Fair Value Measurements" (SFAS 157): SFAS 157 defines fair value, provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 applies under other standards that require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company is in the process of evaluating the effect of this statement on its financial position and results of operations.

SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -  an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158): SFAS 158 amends SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Generally, those changes are reported in the company's comprehensive income and as a separate component of shareholders' equity. However, the effect of these liabilities is not significant to the company's financial condition or results of operations since the costs will be offset by regulatory assets. SFAS 158 is effective for the company's 2006 Annual Report. Additional information on employee benefit plans is provided in Note 4.

The incremental effect of applying SFAS 158 on the Consolidated Balance Sheets at December 31, 2006 for all of the company's employee benefit plans is presented in the following table:

(Dollars in millions)	Prior to application of SFAS 158	SFAS 158 application adjustments	After application of SFAS 158
Regulatory assets arising from pension and
other postretirement benefit obligations	$89	$47	$136
Sundry	$33	$8	$41
Other current liabilities	$299	$2	$301
Pension and other postretirement benefit
obligations, net of plan assets	$110	$62	$172
Deferred income taxes	$109	$(2)	$107
Deferred credits and other	$296	$(5)	$291
Accumulated other comprehensive
income (loss)	$(3)	$(2)	$(5)

SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" (SFAS 159): SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. While the company has not completed its analysis, it does not expect that this statement will have a significant effect on the company's consolidated financial statements.

NOTE 2. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

SoCalGas and its affiliate, SDG&E, have a combined $600 million, five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. Borrowings under the agreement bear interest at rates varying with market rates and SoCalGas' credit rating. The agreement requires SoCalGas to maintain, at the end of each quarter, a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65 percent. Borrowings under the agreement are individual obligations of the borrowing utility and a default by one utility would not constitute a default or preclude borrowings by the other. At December 31, 2006, SoCalGas had no amounts outstanding under this facility.

Weighted Average Interest Rate

The company's weighted average interest rate on the total short-term debt outstanding was 4.26 percent at December 31, 2005.

Long-term Debt

	December 31,
(Dollars in millions)	2006	2005
First mortgage bonds:
Variable rate (5.54% at December 31, 2006) December 1, 2009	$100	$100
4.375% January 15, 2011	100	100
Variable rates after fixed-to-floating rate swaps
(5.18% at December 31, 2006) January 15, 2011	150	150
4.8% October 1, 2012	250	250
5.45% April 15, 2018	250	250
5.75% November 15, 2035	250	250
	1,100	1,100
Other long-term debt:
4.75% May 14, 2016	8	8
5.67% January 18, 2028	5	5
	13	13
Market value adjustments for interest rate swaps - net	(3)	(2)
	1,110	1,111
Current portion of long-term debt	--	(8)
Unamortized discount on long-term debt	(3)	(3)
Total	$1,107	$1,100

Excluding market value adjustments for interest-rate swaps, maturities of long-term debt are:

(Dollars in millions)
2007	$--
2008	--
2009	100
2010	--
2011	250
Thereafter	763
Total	$1,113

Callable Bonds

At the company's option, $8 million of bonds are callable after 2011. In addition, $1 billion of bonds are callable subject to make-whole provisions.

First Mortgage Bonds

First mortgage bonds are secured by a lien on utility plant. SoCalGas may issue additional first mortgage bonds upon compliance with the provisions of its bond indenture, which requires, among other things, the satisfaction of pro forma earnings-coverage tests on first mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds, after giving effect to prior bond redemptions. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of an additional $414 million of first mortgage bonds at December 31, 2006.

Unsecured Long-term Debt

Various long-term obligations totaling $13 million at December 31, 2006 are unsecured.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing.

Fair value hedges

During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375 percent first mortgage bonds maturing in 2011 for a floating rate. The swap expires in 2011. At December 31, 2006 and 2005, market value adjustments of $1 million and $4 million, respectively, were recorded as an increase primarily in fixed-price contracts and other derivatives (in Deferred Credits and Other) and as an offsetting decrease in Long-term Debt, without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on these swaps.

NOTE 3. INCOME TAXES

Reconciliations of the U.S. statutory federal income tax rate to the effective income tax rate are as follows:

	Years ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35%	35%	35%
Depreciation	6	8	5
State income taxes, net of federal income tax benefit	6	5	5
Tax credits	(1)	(1)	(1)
Resolution of Internal Revenue Service audits	1	(6)	--
Equity AFUDC	--	--	(4)
Utility repair allowance	(1)	(4)	--
Other, net	(2)	(6)	(1)
Effective income tax rate	44%	31%	39%

The components of income tax expense are as follows:

	Years ended December 31,
(Dollars in millions)	2006	2005	2004
Current:
Federal	$168	$89	$125
State	44	24	45
Total	212	113	170
Deferred:
Federal	(17)	(5)	(2)
State	(6)	(6)	(11)
Total	(23)	(11)	(13)
Deferred investment tax credits	(3)	(3)	(3)
Total income tax expense	$186	$99	$154

The company is included in the consolidated income tax return of Sempra Energy and is allocated income tax expense from Sempra Energy in an amount equal to that which would result from the company's having always filed a separate return. At December 31, 2006, income taxes of $40 million were  receivable from Sempra Energy.

Accumulated deferred income taxes at December 31 relate to the following:

(Dollars in millions)	2006	2005
Deferred tax liabilities:
Differences in financial and tax bases of utility plant and other assets	$220	$233
Regulatory balancing accounts	119	94
Loss on reacquired debt	15	17
Property taxes	12	12
Other	3	1
Total deferred tax liabilities	369	357
Deferred tax assets:
Other accruals not yet deductible	114	110
Postretirement benefits	90	53
Investment tax credits	25	27
Compensation-related items	43	33
State income taxes	23	16
Other	10	13
Total deferred tax assets	305	252
Net deferred income tax liability	$64	$105

The net deferred income tax liability is recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)	2006	2005
Current asset	$(43)	$(20)
Noncurrent liability	107	125
Total	$64	$105

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

During 2004, the company completed an extensive analysis of PE's deferred tax accounts. The analysis resulted in a $72 million reduction of the deferred tax liabilities and an offsetting credit to equity. The credit was recorded to equity because the balances related to tax effects of transactions prior to the quasi-reorganization. In 2004, the company also concluded its outstanding Internal Revenue Service examinations and appeals related to PE and its subsidiaries. As of December 31, 2006, the company's Consolidated Balance Sheets include a net deferred tax asset of $10 million related to remaining reserves arising from the quasi-reorganization.

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

Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of compensation increase, health care cost trend rates, mortality rates, and other factors. These assumptions are reviewed on an annual basis prior to the beginning of each year and updated when appropriate. The company considers current market conditions, including interest rates, in making these assumptions. The company uses a December 31 measurement date for all of its plans.

In the third quarter of 2006, the Pension Protection Act of 2006 was enacted. This Act increases the funding requirements for qualified pension plans beginning in 2008. It also changes certain costs of providing pension benefits, including the interest rate for benefits paid as lump sums and the level of benefits that may be provided through qualified pension plans. The $56 million decrease in the company's pension obligation due to the plan changes required by this legislation has been recognized in the benefit obligation and in the unrecognized prior service cost at the end of 2006. The unrecognized prior service cost will be amortized to net periodic benefit cost over approximately 13 to 15 years.

Effective March 1, 2007, the pension plans for all represented employees will be amended to change the calculation of the benefit for certain participants. The affected participants are those that had an accrued benefit under the SoCalGas pension plan at the date the plan transitioned from a traditional defined benefit plan to a cash balance plan (July 1, 1998). Currently, these participants receive the greater of their accrued benefit in the cash balance plan or the present value of their benefit under the prior plan as of June 30, 2003. After the amendment date, they will receive the greater of the accrued benefit under the cash balance plan, or the present value of their accrued benefit under the prior plan at June 30, 2003 plus the cash balance benefit accrued after that date. This amendment resulted in a $21 million increase in the company's benefit obligation and in the unrecognized prior service cost at the end of 2006.

Effective January 1, 2006, the pension plan for all represented employees was amended to include deferred compensation, beginning January 1, 2006, in pension-eligible earnings. Also effective January 1, 2006, the company's pension plan for non-represented employees was amended to change the early retirement requirements. The service requirement necessary to qualify for early retirement was changed from 15 years to 10 years for participants, that had an accrued benefit in the company's prior pension plan as of June 30, 2003. These two changes resulted in a net $1 million increase in the company's benefit obligation and in the unrecognized prior service cost at the end of 2006.

Effective January 1, 2006, the other postretirement benefit plans for non-represented employees at SoCalGas were amended to integrate the benefits plan design across the Sempra Utilities, resulting in a $58 million decrease in the benefit obligation as of December 31, 2005.

The company's pension plan was amended effective January 1, 2005, to increase the pension formula for service credit in excess of 30 years resulting in an increase in the pension benefit obligation of $3 million.

As discussed in Note 1 under "New Accounting Standards," SFAS 158 is effective for the company's 2006 Annual Report. The company has adopted SFAS 158 on a prospective basis as of December 31, 2006.

The following table provides a reconciliation of the changes in the plans' projected benefit obligations during the latest two years and the fair value of assets, and a statement of the funded status as of the latest two year ends:

			Other
	Pension Benefits		Postretirement Benefits
(Dollars in millions)	2006	2005	2006	2005
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Net obligation at January 1	$1,767	$1,625	$708	$772
Service cost	40	36	17	18
Interest cost	95	95	36	41
Plan amendments	(34)	3	--	(58)
Actuarial loss (gain)	(52)	75	48	(47)
Transfer of liability from Sempra Energy	1	50	--	22
Benefit payments	(125)	(117)	(35)	(40)
Federal subsidy (Medicare Part D)	--	--	2	--
Net obligation at December 31	1,692	1,767	776	708

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1	1,573	1,516	569	532
Actual return on plan assets	222	123	77	36
Employer contributions	1	1	19	36
Transfer of assets from Sempra Energy	1	50	--	5
Benefit payments	(125)	(117)	(35)	(40)
Fair value of plan assets at December 31	1,672	1,573	630	569

Funded status at December 31	(20)	(194)	(146)	(139)
Unrecognized net actuarial loss	--	132	--	132
Unrecognized prior service cost (credit)	--	61	--	(58)
Net recorded liability at December 31	$(20)	$(1)	$(146)	$(65)

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

The net liability is included in the following captions on the Consolidated Balance Sheets as follows:

			Other
	Pension Benefits		Postretirement Benefits
(Dollars in millions)	2006	2005	2006	2005
Prepaid benefit cost	$--	$17	$--	$--
Noncurrent assets	8	--	--	--
Current liabilities	(2)	--	--	--
Noncurrent liabilities	(26)	(27)	(146)	(65)
Accumulated other comprehensive
income (loss) - pretax	--	9	--	--
Net recorded liability	$(20)	$(1)	$(146)	$(65)

Amounts recorded in Accumulated Other Comprehensive Income (Loss) in connection with the initial adoption of SFAS 158 as of December 31, 2006, net of tax effects and amounts recorded as regulatory assets, are as follows:

(Dollars in millions)
Net actuarial loss	$6
Prior service (credit)	(1)
Total	$5

The company has an unfunded and a funded pension plan. At December 31, 2006, the funded plan had assets in excess of projected benefit obligations. At December 31, 2005, the funded plan had projected benefit obligations in excess of its plan assets. The following table provides information for the funded plan as of that date:

(Dollars in millions)
Projected benefit obligation	$1,733
Accumulated benefit obligation	$1,505
Fair value of plan assets	$1,573

The following table provides the components of net periodic benefit cost (income) for the years ended December 31:

				Other
	Pension Benefits			Postretirement Benefits
(Dollars in millions)	2006	2005	2004	2006	2005	2004
Service cost	$40	$36	$30	$17	$18	$17
Interest cost	95	95	93	36	41	43
Expected return on assets	(98)	(98)	(98)	(37)	(37)	(34)
Amortization of:
Prior service cost	7	7	7	(6)	--	--
Actuarial loss	5	9	3	3	6	8
Regulatory adjustment	(46)	(47)	(61)	5	8	10
Transfer of retirees	--	18	--	--	(9)	--
Total net periodic benefit cost (income)	$3	$20	$(26)	$18	$27	$44

The estimated net loss and prior service cost for the pension plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost in 2007 are $1 million and $4 million, respectively. The estimated net loss and prior service credit for the other postretirement plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost in 2007 are $7 million and $6 million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted in December of 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D) and a tax-exempt federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that actuarially is at least equivalent to Medicare Part D. The company and its actuarial advisors determined that benefits provided to certain participants actuarially will be at least equivalent to Medicare Part D, and, accordingly, the company is entitled to a tax-exempt subsidy that reduces the company's accumulated postretirement benefit obligation under the plan at January 1, 2006 by $79 million and reduced the net periodic cost for 2006 by $10 million.

The significant assumptions related to the company's pension and other postretirement benefit plans are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
WEIGHTED-AVERAGE ASSUMPTIONS USED
TO DETERMINE BENEFIT OBLIGATION
AS OF DECEMBER 31:
Discount rate	5.75%	5.50%	5.85%	5.60%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

WEIGHTED-AVERAGE ASSUMPTIONS USED
TO DETERMINE NET PERIODIC BENEFIT
COSTS FOR YEARS ENDED DECEMBER 31:
Discount rate	5.50%	5.66%	5.60%	5.66%
Expected return on plan assets	7.00%	7.50%	7.00%	7.00%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

The company develops the discount rate assumptions based on the results of a third party modeling tool that matches each plan's expected future benefit payments to a bond yield curve to determine their present value. It then calculates a single equivalent discount rate which produces the same present value. The modeling tool uses an actual portfolio of 500 to 600 non-callable bonds with a Moody's Aa rating with an outstanding value of at least $50 million to develop the bond yield curve. This reflects over $300 billion in outstanding bonds with approximately 50 issues having maturities in excess of 20 years.

The expected long-term rate of return on plan assets is derived from historical returns for broad asset classes consistent with expectations from a variety of sources, including pension consultants and investment advisors.

	2006	2005
ASSUMED HEALTH CARE COST
TREND RATES AT DECEMBER 31:
Health-care cost trend rate *	9.52%	9.78%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend)	5.50%	5.50%
Year that the rate reaches the ultimate trend	2009	2008

* This is the weighted average of the increases for the company's health plans. The rate for these plans ranged from 8.50% to 10% in 2005 and 2006.

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plan costs. A one-percent change in assumed health-care cost trend rates would have the following effects:

(Dollars in millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net
periodic postretirement health-care benefit cost	$9	$(7)
Effect on the health-care component of the accumulated other
postretirement benefit obligation	$101	$(83)

Pension Plan Investment Strategy

The asset allocation for Sempra Energy's pension trust (which includes the company's pension plan) at December 31, 2006 and 2005 and the target allocation for 2007 by asset categories are as follows:

	Target	Percentage of Plan
	Allocation	Assets at December 31,
Asset Category	2007	2006	2005
U.S. Equity	45%	46%	44%
Foreign Equity	25	24	27
Fixed Income	30	30	29
Total	100%	100%	100%

The company's investment strategy is to stay fully invested at all times and maintain its strategic asset allocation, keeping the investment structure relatively simple. The equity portfolio is balanced to maintain risk characteristics similar to the Morgan Stanley Capital International (MSCI) 2500 index with respect to industry and sector exposures and market capitalization. The foreign equity portfolios are managed to track the MSCI Europe, Pacific Rim and Emerging Markets indexes. Bond portfolios are managed with respect to the Lehman Aggregate Bond Index and Lehman Long Government Credit Bond Index. Other than index weight, the plan does not invest in securities of Sempra Energy.

Investment Strategy for Other Postretirement Benefit Plans

The asset allocation for the company's other postretirement benefit plans at December 31, 2006 and 2005 and the target allocation for 2007 by asset categories are as follows:

	Target	Percentage of Plan
	Allocation	Assets at December 31,
Asset Category	2007	2006	2005
U.S. Equity	70%	74%	74%
Fixed Income	30	26	26
Total	100%	100%	100%

The company's other postretirement benefit plans are funded by cash contributions from the company and the retirees. The asset allocation is designed to match the long-term growth of the plan's liability. These plans are managed using index funds.

Future Payments

The company expects to contribute $2 million to its pension plan and $33 million to its other postretirement benefit plans in 2007.

The following table reflects the total benefits expected to be paid for the next 10 years to current employees and retirees from the plans or from the company's assets.

		Other
(Dollars in millions)	Pension Benefits	Postretirement Benefits
2007	$132	$34
2008	$136	$37
2009	$142	$40
2010	$146	$43
2011	$150	$45
2012-2016	$804	$265

The expected future Medicare Part D subsidy payments are as follows:

(Dollars in millions)
2007	$2
2008	$2
2009	$2
2010	$2
2011	$3
2012-2016	$16

Savings Plan

The company offers a trusteed savings plan to all employees. Participation in the plan is immediate for salary deferrals for all employees except for the represented employees, who are eligible upon completion of one year of service. Subject to plan provisions, employees may contribute from one percent to 25 percent of their regular earnings, beginning with the start of employment. After one year of each employee's completed service, the company begins to make matching contributions. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees and, if certain company goals are met, an additional amount related to incentive compensation payments.

Employer contributions are initially invested in Sempra Energy common stock but may be transferred by the employee into other investments. Employee contributions are invested in Sempra Energy stock, mutual funds, or institutional trusts (the same investments to which employees may direct the employer contributions) as elected by the employee. Employer contributions for the SoCalGas plans are partially funded by the Sempra Energy Employee Stock Ownership Plan and Trust. Company contributions to the savings plan were $11 million in 2006, $11 million in 2005 and $10 million in 2004.

NOTE 5. SHARE-BASED COMPENSATION

Sempra Energy adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to the company's employees and directors based on estimated fair values. Sempra Energy has share-based compensation plans intended to align employee and shareholder objectives related to the long-term growth of the company. The plans permit a wide variety of share-based awards, including nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments, and dividend equivalents.

Sempra Energy currently has the following types of equity awards outstanding:

•

Non-qualified Stock Options: Options have an exercise price equal to the market price of the common stock at the date of grant; are service-based, with vesting over a four-year period (subject to accelerated vesting upon a change in control or in accordance with severance pay agreements); and expire 10 years from the date of grant. Options are subject to forfeiture or earlier expiration upon termination of employment.

•

Non-qualified Stock Options with Dividend Equivalents: Granted only to PE's employees through March 1998, these options include dividend equivalents which are paid upon the exercise of an otherwise in-the-money option.

•

Restricted Stock: Substantially all restricted stock vests at the end of a four-year period based on Sempra Energy's total return to shareholders relative to that of market indices (subject to earlier forfeiture upon termination of employment and accelerated vesting upon a change in control or in accordance with severance pay agreements). Holders of restricted stock have full voting rights. They also have full dividend rights, except for company officers, whose dividends are reinvested to purchase additional shares that become subject to the same vesting conditions as the restricted stock to which the dividends relate.

Sempra Energy adopted the provisions of SFAS 123(R) using the modified prospective transition method. In accordance with this transition method, Sempra Energy's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Under the modified prospective transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service had not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Sempra Energy recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares on a straight-line basis over the requisite service period of the award, which is generally four years. Sempra Energy estimates the forfeiture rate based on its historical experience. On January 1, 2006, Sempra Energy clarified for most restricted stock awards issued in 2003, 2004, and 2005, that Sempra Energy will offer to repurchase only enough shares to cover minimum tax withholding requirements upon vesting of the awards. Sempra Energy accounts for these awards as equity awards in accordance with SFAS 123(R).

Sempra Energy subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans and/or the subsidiaries are allocated a portion of the Sempra Energy plans' corporate staff costs. PE recorded expense of $10 million, $14 million and $9 million in 2006, 2005 and 2004, respectively. Capitalized compensation cost was $1 million for 2006.

NOTE 6. FINANCIAL INSTRUMENTS

Fair Value Hedges

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. The company's fair value interest-rate swaps are discussed in Note 2.

Natural Gas Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company records transactions for natural gas contracts in Cost of Natural Gas in the Statements of Consolidated Income. The company records corresponding regulatory assets and liabilities on the Consolidated Balance Sheets relating to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

Fair Value of Financial Instruments

The fair values of certain of the company's financial instruments (cash, temporary investments, notes receivable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Total long-term debt	$1,110	$1,090	$1,111	$1,111
PE:
Preferred stock	$80	$69	$80	$65
Preferred stock of subsidiary	20	20	20	20
	$100	$89	$100	$85
SoCalGas:
Preferred stock	$22	$22	$22	$21

The fair values of long-term debt and preferred stock are based on their quoted market prices or quoted market prices for similar securities.

NOTE 7.  PREFERRED STOCK

Preferred Stock of Southern California Gas Company

December 31,
2006 and 2005
(in millions)
$25 par value, authorized 1,000,000 shares:
6% Series, 28,041 shares outstanding	$1
6% Series A, 783,032 shares outstanding	19
Total	$20

None of SoCalGas' preferred stock is callable. All series have one vote per share, cumulative preferences as to dividends and liquidation values of $25 per share plus any unpaid dividends. SoCalGas is currently authorized to issue 5 million shares of series preferred stock and 5 million shares of preference stock, both without par value and with cumulative preferences as to dividends and with liquidation value (the preference stock would rank junior to all series of preferred stock), and other rights and privileges that would be established by the board of directors at the time of issuance.

Preferred Stock of Pacific Enterprises

	Call	December 31,
	Price	2006 and 2005
		(in millions)
Without par value, authorized 15,000,000 shares:
$4.75 Dividend, 200,000 shares outstanding	$100.00	$20
$4.50 Dividend, 300,000 shares outstanding	$100.00	30
$4.40 Dividend, 100,000 shares outstanding	$101.50	10
$4.36 Dividend, 200,000 shares outstanding	$101.00	20
$4.75 Dividend, 253 shares outstanding	$101.00	--
Total		$80

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

NOTE 8. REGULATORY MATTERS

CPUC Rulemaking Regarding Energy Utilities, Their Holding Companies and Non-Regulated Affiliates

In December 2006, the CPUC adopted a decision modifying the rules governing transactions between energy utilities, their holding companies and non-regulated affiliates and also revising the rules for executive compensation reporting. The purpose of the new rule changes is to strengthen the separation between the utility and its parent company and affiliates by requiring additional reporting and adopting provisions to protect a utility's financial integrity.

Gain On Sale Rulemaking

In May 2006, the CPUC adopted a decision standardizing the treatment of gains and losses on future sales of utility property. It provided for an allocation of 100 percent of the gains and losses from depreciable property to ratepayers and a 50/50 allocation of gains and losses from non-depreciable property between ratepayers and shareholders. Under certain circumstances the CPUC would be able to depart from the standard allocation. The CPUC's Division of Ratepayer Advocates and The Utility Reform Network filed a joint request for rehearing of the decision requesting, among other things, that the CPUC adopt a 90/10 allocation of gains from non-depreciable assets between ratepayers and shareholders. In December 2006, the CPUC denied the request for rehearing, but modified its prior decision revising the allocation between ratepayers and shareholders to 67/33.

General Rate Case

In December 2006, SoCalGas filed a 2008 General Rate Case (GRC) application to establish its authorized 2008 revenue requirements and the ratemaking mechanisms by which those revenue requirements will change on an annual basis over the subsequent five-year period (2009 - 2013). Not included in the proceeding are natural gas costs. Included in the GRC application are proposed mechanisms for earnings sharing, as well as performance indicators with a maximum annual reward/penalty of $13 million during the 2008 - 2013 period. Relative to authorized revenue requirements for 2006, the GRC request represents an increase of $211 million in 2008. A proceeding schedule will be established in early 2007 and a final CPUC decision is expected in late 2007.

Natural Gas Market OIR

The CPUC considered natural gas market issues, including market design and infrastructure requirements, as part of its Natural Gas Market Order Instituting Rulemaking (OIR). A final decision in Phase II of this proceeding was issued in September 2006, reaffirming the adequacy of the capacity of the SoCalGas and SDG&E systems to meet current demand. In particular, the Phase II decision establishes natural gas quality standards that would accommodate regasified liquefied natural gas (LNG) supplies. While the decision closed the OIR, several parties, including the South Coast Air Quality Management District (SCAQMD), filed applications with the CPUC for rehearing of the September 2006 decision, contending that the California Environmental Quality Act (CEQA) applies and that impacts on the environment should be fully considered. The CPUC plans to issue a decision on the rehearing requests in March 2007. In January 2007, the SCAQMD filed lawsuits against the CPUC in the California appeals court and the California Supreme Court challenging the CPUC's September 2006 decision and alleging that CEQA was improperly bypassed. The CPUC has asked the courts to hold the matter in abeyance pending its decision in March 2007.

In May 2006, in a related proceeding, the CPUC approved the Sempra Utilities' Phase I proposal to combine the natural gas transmission costs for SoCalGas and SDG&E so that their customers will pay the same rate for natural gas deliveries at any receipt point once LNG deliveries begin at the Otay Mesa interconnection. Phase II of this implementation proceeding addresses the Sempra Utilities' proposal to establish firm access rights and off-system delivery services to ensure that customers have reliable access to diverse supply sources. The CPUC adopted a decision in December 2006 approving the Sempra Utilities' proposals, with modifications, and directing that firm access rights and off-system services be implemented in 2008, one year after implementing tariffs are adopted in early 2007.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR) consists of three primary components. The first is a mechanism to adjust rates in years between general rate cases or cost of service cases. It annually adjusts base rates from those of the prior year to provide for inflation, productivity and customer growth based on the most recent Consumer Price Index forecast, subject to minimum and maximum percentage increases that change annually.

The second component is a mechanism whereby any earnings that exceed a narrow band above authorized net earnings are shared with customers in varying percentages depending upon the amount of the additional earnings.

The third component consists of a series of measures of utility performance. Generally, if performance is outside of a band around specified benchmarks, the utility is rewarded or penalized certain dollar amounts. The three areas that are eligible for incentive awards or penalties are PBR operational incentives based on measurements of safety, reliability and customer service; demand-side management (DSM) rewards based on the effectiveness of the DSM programs; and natural gas procurement rewards or penalties. The 2004 Cost of Service proceeding established formula-based performance measures for customer service and reliability.

PBR, DSM and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received. During the year ended December 31, 2006, SoCalGas included in pretax earnings $0.9 million related to PBR and $2.5 million related to the GCIM.

In June 2006, SoCalGas filed its GCIM Year 12 application requesting a shareholder award of $9.8 million. SoCalGas expects a CPUC decision in the first half of 2007.

The cumulative amount of certain of these awards had been subject to refund based on the outcome of the Border Price Investigation. In December 2006, the CPUC dismissed the Border Price Investigation and determined that these awards are no longer subject to refund or adjustment by virtue of the investigation. Additional discussion of this proceeding is provided in Note 9 under "Legal Proceedings."

CPUC Investigation of Compliance with Affiliate Rules

In November 2004, the CPUC initiated the independent audit (known as the GDS audit) to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of the Sempra Utilities. A draft audit report covering years 1997 through 2003 was provided to the CPUC's Energy Division in December 2005. In mid-2006, the CPUC decided to coordinate this proceeding with the Border Price Investigation, which was resolved and closed in December 2006. Additional discussion of this proceeding is provided in Note 9 under "Legal Proceedings."

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At December 31, 2006, the company's reserves for litigation matters were $114 million, all of which related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the January 2006 settlements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits alleged that Sempra Energy and the Sempra Utilities unlawfully sought to control natural gas and electricity markets and claimed damages of $23 billion after applicable trebling. A second settlement resolves class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court involving virtually identical allegations to those in the Continental Forge litigation.

The San Diego County Superior Court entered a final order approving the settlement of the Continental Forge class-action litigation as fair and reasonable on July 20, 2006. The California Attorney General, the Department of Water Resources (DWR), the Utility Consumers Action Network and one class member have filed notices of appeal of the final order. With respect to the individual Continental Forge lawsuits, the Los Angeles City Council has not yet voted to approve the City of Los Angeles' participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the Sempra Utilities. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement in September 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

To settle the California and Nevada litigation, Sempra Energy would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation. Of the $377 million, Sempra Energy and the Sempra Utilities paid $83 million in August 2006.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified LNG from its LNG terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC on July 25, 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. Based on the expected volumes of power to be delivered under the contract, this discount would have potential value aggregating $300 million over the remaining six-year term of the contract. As a result of reflecting the price discount of the DWR contract in 2005, earnings reported on the DWR contract for 2006 reflected, and for subsequent years will continue to reflect, original rather than discounted power prices. The price reductions would be reduced by any amounts that exceed a $150 million threshold up to the full amount of the price reduction that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

The reserves recorded for the California and Nevada settlements in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract. A portion of the reserves was discounted at 7 percent, the rate specified for prepayments in the settlement agreement. For payments not addressed in the agreement and for periods from the settlement date through the estimated date of the first payment, 5 percent was used to approximate the company's average cost of financing. Of the $377 million discussed above, per the terms of the settlement, $83 million was paid in August 2006 and an additional $83 million will be paid in August 2007. Of the remaining amount, $27.3 million is to be paid on the closing date of the settlement and $26.3 million will be paid on each successive anniversary of the closing date through the seventh anniversary of the closing date.

Other Natural Gas Cases

In November 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the Sempra Utilities intentionally misled the CPUC, resulting in the utilities' California natural gas pipeline capacity being used to enable Sempra Energy to deliver natural gas to a power plant in Mexico. Plaintiffs also alleged that due to insufficient utility pipeline capacity, SDG&E curtailed natural gas service to electric generators and others, resulting in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source. In September 2006, the parties entered into a settlement that required the Sempra Utilities to pay $2 million for attorneys' fees and costs incurred by the California Attorney General, SDG&E to be given the option to purchase Sempra Generation's El Dorado power plant in 2011 for book value subject to FERC approval, and Sempra Energy to pay approximately $5.7 million to SDG&E electricity customers beginning in 2009 to reduce SDG&E's electric procurement costs. The decisions by SDG&E and the CPUC as to whether the option should be exercised are expected to be made in 2007. In addition to resolving the lawsuit, the settlement included as a condition precedent that the CPUC permanently close the Border Price Investigation and Sempra Energy Affiliate Order Instituting Investigation, which the CPUC did in December 2006. The company recorded after-tax expense of $0.8 million in the third quarter of 2006 to reflect these settlement costs.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleged that the Sempra Energy defendants conspired with El Paso Natural Gas Company to eliminate competition, prevent the construction of natural gas pipelines to serve Nevada and other Western states, and to manipulate natural gas pipeline capacity and supply and the data provided to price indices. Plaintiffs also asserted a breach of contract claim against Sempra Commodities. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve claims. The United States Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) heard oral argument on plaintiffs' appeal on February 13, 2007, and took the matter under submission.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 state antitrust actions that have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the Sempra Utilities and Sempra Commodities, depending on the lawsuit) and other, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. The plaintiffs suing the company claim that all of the defendants in the lawsuit have damaged them in the amount of $357 million before trebling. In June 2005, the court denied the defendants' motion to dismiss on federal preemption and filed rate doctrine grounds. No trial date has been scheduled for these actions.

Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The Federal District Court has dismissed four of these actions as preempted under federal law. The remaining case, which includes conspiracy allegations, has been stayed. The Ninth Circuit Court of Appeals heard oral argument on plaintiffs' appeal on February 13, 2007, and took the matter under submission.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. SoCalGas, SDG&E and Sempra Energy reached a settlement in May 2006 with Southern California Edison Company (Edison) that, subject to CPUC review and approval, would resolve disputes between SoCalGas, SDG&E, the other Sempra Energy companies and Edison arising over the last several years regarding the actions and activities being reviewed in the Border Price Investigation. In December 2006, the CPUC adopted a decision approving the settlement and closing the Border Price Investigation with prejudice. The settlement provides for additional transparency for the natural gas storage and procurement activities of SoCalGas and SDG&E, expands and revises SoCalGas' non-core storage program, combines the Sempra Utilities' core gas procurement functions and provides that all natural gas procurement hedging activities by SoCalGas and SDG&E will be outside the procurement incentive mechanisms and paid for by customers.

Other Litigation

In 1998, SoCalGas converted its traditional pension plan for non-union employees to a cash balance plan. In July 2005, a lawsuit was filed against the company in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling.

Natural Gas Contracts

SoCalGas buys natural gas under short-term and long-term contracts. Purchases are from various Southwest U.S. and U.S. Rockies suppliers and are primarily based on monthly spot-market prices. The company transports natural gas primarily under long-term firm pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SoCalGas has commitments with pipeline companies for firm pipeline capacity under contracts that expire at various dates through 2011.

At December 31, 2006, the future minimum payments under existing natural gas contracts were:

(Dollars in millions)	Transportation	Natural Gas	Total
2007	$ 110	$ 1,174	$1,284
2008	104	713	817
2009	89	507	596
2010	64	518	582
2011	28	312	340
Thereafter	--	--	--
Total minimum payments	$395	$3,224	$3,619

Total payments under natural gas contracts were $2.4 billion in 2006, $2.9 billion in 2005 and $2.3 billion in 2004.

Leases

PE and SoCalGas have operating leases on real and personal property expiring at various dates from 2007 to 2035. Certain leases on office facilities contain escalation clauses requiring annual increases in rent of 4 percent. The rentals payable under these leases are determined on both fixed and percentage bases, and most leases contain extension options which are exercisable by the company.

At December 31, 2006, the minimum rental commitments payable in future years under all noncancelable leases were as follows:

(Dollars in millions)	PE	SoCalGas
2007	$ 63	$ 50
2008	63	49
2009	63	48
2010	54	47
2011	42	42
Thereafter	10	10
Total future rental commitments	$295	$246

Rent expense totaled $62 million in 2006, $59 million in 2005 and $57 million in 2004, which included rent expense for SoCalGas of $49 million, $46 million and $44 million, respectively.

Guarantees

As of December 31, 2006, the company did not have any outstanding guarantees.

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

Significant costs incurred to mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. The company's capital expenditures to comply with environmental laws and regulations were $6 million in 2006, $5 million in 2005 and $2 million in 2004. The cost of compliance with these regulations over the next five years is not expected to be significant.

Costs that relate to current operations or an existing condition caused by past operations are generally recorded as a regulatory asset due to the probability that these costs will be recovered in rates.

The environmental issues currently facing the company or resolved during the last three years include investigation and remediation of its manufactured-gas sites (32 completed as of December 31, 2006 and

10 to be completed), and cleanup of third-party waste-disposal sites used by the company, which has been identified as a PRP (investigations and remediations are continuing).

Environmental liabilities are recorded when the company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the company has been able to determine whether it is liable or, if the liability is probable, to reasonably estimate the amount or range of amounts of the cost or certain components thereof. Estimates of the company's liability are further subject to other uncertainties, such as the nature and extent of site contamination, evolving remediation standards and imprecise engineering evaluations. The accruals are reviewed periodically and, as investigations and remediation proceed, adjustments are made as necessary. At December 31, 2006, the company's accrued liability for environmental matters was $39 million, of which $38.7 million is related to manufactured-gas sites, and $0.3 million to waste-disposal sites used by the company (which has been identified as a PRP). The majority of these accruals are expected to be paid ratably over the next two years.

Concentration of Credit Risk

The company maintains credit policies and systems to manage overall credit risk. These policies include an evaluation of potential counterparties' financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry. The company grants credit to customers and counterparties, substantially all of whom are located in its service territory, which covers most of Southern California and a portion of central California.

NOTE 10. QUARTERLY FINANCIAL DATA

	Quarters ended
(Dollars in millions)	March 31	June 30	September 30	December 31
2006
Operating revenues	$1,425	$908	$812	$1,036
Operating expenses	1,324	803	680	935
Operating income	$101	$105	$132	$101

Net income	$51	$67	$61	$60
Dividends on preferred stock	1	1	1	1
Earnings applicable to common shares	$50	$66	$60	$59
2005
Operating revenues	$1,241	$940	$910	$1,526
Operating expenses	1,115	839	891	1,425
Operating income	$126	$101	$19	$101

Net income	$69	$58	$43	$55
Dividends on preferred stock	1	1	1	1
Earnings applicable to common shares	$68	$57	$42	$54

Net income for the second quarter of 2006 included $8 million of interest income related to an insurance claim and $7 million from the positive resolution of a natural gas royalty matter.

Operating expenses for the third quarter of 2005 included $88 million pretax California energy crisis litigation expense. Net income for the third quarter of 2005 was favorably impacted by $18 million the resolution of prior years' income tax issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  --  Southern California Gas Company

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly present the form and substance of transactions and that the financial statements reasonably present the company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Management also has included in the company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

The board of directors of Sempra Energy, the company's parent company, has an Audit Committee composed of five non-management directors. The committee meets periodically with financial management and the internal auditors to review accounting, control, auditing and financial reporting matters.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the company's evaluation under the framework in Internal Control -- Integrated Framework, management concluded that the company's internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern California Gas Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Southern California Gas Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 21, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of two new accounting standards.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southern California Gas Company:

We have audited the accompanying consolidated balance sheets of Southern California Gas Company and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related statements of consolidated income, comprehensive income and changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southern California Gas Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, effective December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

San Diego, California

February 21, 2007

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Years ended December 31,
(Dollars in millions)	2006	2005	2004

Operating revenues	$4,181	$4,617	$3,997

Operating expenses
Cost of natural gas	2,410	2,830	2,283
Other operating expenses	951	954	908
Depreciation	267	264	255
Franchise fees and other taxes	121	121	114
Litigation expense	(2)	99	41
Gains on sale of assets	(5)	--	(15)
Impairment losses	--	2	2
Total operating expenses	3,742	4,270	3,588

Operating income	439	347	409

Other income (expense), net	(1)	(2)	13
Interest income	29	12	4
Interest expense	(70)	(48)	(39)
Income before income taxes	397	309	387

Income tax expense	173	97	154

Net income	224	212	233
Preferred dividend requirements	1	1	1
Earnings applicable to common shares	$223	$211	$232

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$211	$90
Accounts receivable - trade	640	694
Accounts receivable - other	33	37
Interest receivable	10	9
Due from unconsolidated affiliates	108	1
Income taxes receivable	--	85
Deferred income taxes	42	20
Inventories	106	121
Regulatory assets arising from fixed-price contracts and other derivatives	--	52
Other regulatory assets	41	36
Other	18	15
Total current assets	1,209	1,160

Other assets:
Regulatory assets arising from pension and other postretirement benefit obligations	136	48
Other regulatory assets	95	95
Sundry	19	33
Total other assets	250	176

Property, plant and equipment:
Property, plant and equipment	8,148	7,762
Less accumulated depreciation	(3,248)	(3,091)
Property, plant and equipment, net	4,900	4,671
Total assets	$6,359	$6,007

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in millions)	2006	2005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$--	$88
Accounts payable - trade	416	344
Accounts payable - other	114	76
Due to unconsolidated affiliates	74	102
Income taxes payable	13	--
Regulatory balancing accounts, net	167	13
Fixed-price contracts and other derivatives	4	52
Customer deposits	88	80
Current portion of long-term debt	--	8
Other	300	280
Total current liabilities	1,176	1,043

Long-term debt	1,107	1,100

Deferred credits and other liabilities:
Customer advances for construction	91	74
Pension and other postretirement benefit obligations,
net of plan assets	172	89
Deferred income taxes	124	145
Deferred investment tax credits	36	38
Regulatory liabilities arising from removal obligations	1,019	1,097
Asset retirement obligations	655	504
Deferred taxes refundable in rates	221	200
Deferred credits and other	268	300
Total deferred credits and other liabilities	2,586	2,447

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized;
91 million shares outstanding; no par value)	866	866
Retained earnings	607	534
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	1,490	1,417
Total liabilities and shareholders' equity	$6,359	$6,007

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years ended December 31,
(Dollars in millions)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$224	$212	$233
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	267	264	255
Deferred income taxes and investment tax credits	(24)	(9)	(17)
Gains on sale of assets	(5)	--	(15)
Other	6	2	2
Changes in other assets	(5)	15	1
Changes in other liabilities	31	115	(25)
Changes in working capital components:
Accounts receivable	52	(42)	(144)
Interest receivable	(1)	22	(1)
Fixed-price contracts and other derivatives	--	--	(2)
Inventories	18	(49)	2
Other current assets	(7)	(1)	1
Accounts payable	83	49	107
Income taxes	98	(148)	62
Due to/from affiliates, net	(22)	(9)	(26)
Regulatory balancing accounts	185	(168)	93
Regulatory assets and liabilities	--	--	(23)
Customer deposits	8	31	6
Other current liabilities	(35)	(20)	(8)
Net cash provided by operating activities	873	264	501

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(413)	(361)	(311)
Decrease (increase) in loans to affiliates, net	(111)	--	51
Proceeds from sale of assets	11	--	7
Net cash used in investing activities	(513)	(361)	(253)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(150)	(150)	(200)
Preferred dividends paid	(1)	(1)	(1)
Issuances of long-term debt	--	250	100
Payments on long-term debt	--	--	(175)
Increase (decrease) in short-term debt	(88)	58	30
Other	--	(4)	--
Net cash provided by (used in) financing activities	(239)	153	(246)
Increase in cash and cash equivalents	121	56	2
Cash and cash equivalents, January 1	90	34	32
Cash and cash equivalents, December 31	$211	$90	$34

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years ended December 31,
(Dollars in millions)	2006	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$63	$40	$43

Income tax payments, net of refunds	$99	$254	$111

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITY
Increase (decrease) in accounts payable from investments in property, plant and equipment	$4	$7	$(2)

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2006, 2005 and 2004

(Dollars in millions)	Comprehensive Income	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2003		$ 22	$ 866	$ 491	$ (3)	$ 1,376
Net income	$ 233			233		233
Pension adjustment	(1)				(1)	(1)
Comprehensive income	$ 232
Preferred stock dividends declared				(1)		(1)
Common stock dividends declared				(200)		(200)
Balance at December 31, 2004		22	866	523	(4)	1,407
Net income	$ 212			212		212
Pension adjustment	(1)				(1)	(1)
Comprehensive income	$ 211
Preferred stock dividends declared				(1)		(1)
Common stock dividends declared				(200)		(200)
Balance at December 31, 2005		22	866	534	(5)	1,417
Net income	$ 224			224		224
Pension adjustment	2				2	2
Comprehensive income	$ 226
Adjustment to initially apply FASB Statement No. 158 (Notes 1 and 4)					(2)	(2)
Preferred stock dividends declared				(1)		(1)
Common stock dividends declared				(150)		(150)
Balance at December 31, 2006		$ 22	$ 866	$ 607	$ (5)	$ 1,490

See notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following notes to Consolidated Financial Statements of Pacific Enterprises are incorporated herein by reference insofar as they relate to Southern California Gas Company (SoCalGas):

Note 1 -

Significant Accounting Policies
Note 2 -

Debt and Credit Facilities
Note 4 -

Employee Benefit Plans
Note 5 -

Share-based Compensation
Note 6 -

Financial Instruments
Note 8 -

Regulatory Matters
Note 9 -

Commitments and Contingencies

The following additional notes apply only to SoCalGas:

NOTE 3. INCOME TAXES

Reconciliations of the U.S. statutory federal income tax rate to the effective income tax rate are as follows:

	Years ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35%	35%	35%
Depreciation	6	8	5
State income taxes, net of federal income tax benefit	6	5	6
Tax credits	(1)	(1)	(1)
Resolution of Internal Revenue Service audits	1	(6)	--
Equity AFUDC	--	--	(4)
Utility repair allowance	(1)	(5)	--
Other, net	(2)	(5)	(1)
Effective income tax rate	44%	31%	40%

The components of income tax expense are as follows:

	Years ended December 31,
(Dollars in millions)	2006	2005	2004
Current:
Federal	$156	$82	$127
State	41	24	44
Total	197	106	171
Deferred:
Federal	(15)	--	(3)
State	(6)	(6)	(11)
Total	(21)	(6)	(14)
Deferred investment tax credits	(3)	(3)	(3)
Total income tax expense	$173	$97	$154

The company is included in the consolidated income tax return of Sempra Energy and is allocated income tax expense from Sempra Energy in an amount equal to that which would result from the company's having always filed a separate return. At December 31, 2006, income taxes of $27 million were payable to Sempra Energy.

Accumulated deferred income taxes at December 31 relate to the following:

(Dollars in millions)	2006	2005
Deferred tax liabilities:
Differences in financial and tax bases of utility plant and other assets	$223	$237
Regulatory balancing accounts	119	94
Loss on reacquired debt	15	17
Property taxes	12	12
Other	3	1
Total deferred tax liabilities	372	361
Deferred tax assets:
Other accruals not yet deductible	105	107
Postretirement benefits	89	52
Investment tax credits	25	27
Compensation-related items	43	34
State income taxes	22	16
Other	6	--
Total deferred tax assets	290	236
Net deferred income tax liability	$82	$125

The net deferred income tax liability is recorded on the Consolidated Balance Sheets at December 31 as follows:

(Dollars in millions)	2006	2005
Current asset	$(42)	$(20)
Noncurrent liability	124	145
Total	$82	$125

NOTE 7.  PREFERRED STOCK

December 31,
2006 and 2005
(in millions)
$25 par value, authorized 1,000,000 shares:
6% Series, 79,011 shares outstanding	$3
6% Series A, 783,032 shares outstanding	19
Total	$22

None of SoCalGas' preferred stock is callable. All series have one vote per share, cumulative preferences as to dividends and liquidation values of $25 per share plus any unpaid dividends. SoCalGas is currently authorized to issue 5 million shares of series preferred stock and 5 million shares of preference stock, both without par value and with cumulative preferences as to dividends and with liquidation value (the preference stock would rank junior to all series of preferred stock), and other rights and privileges that would be established by the board of directors at the time of issuance.

NOTE 10. QUARTERLY FINANCIAL DATA

	Quarters ended
(Dollars in millions)	March 31	June 30	September 30	December 31
2006
Operating revenues	$1,425	$908	$812	$1,036
Operating expenses	1,324	802	680	936
Operating income	$101	$106	$132	$100

Net income	$49	$59	$61	$55
Dividends on preferred stock	--	1	--	--
Earnings applicable to common shares	$49	$58	$61	$55
2005
Operating revenues	$1,241	$940	$910	$1,526
Operating expenses	1,115	839	891	1,425
Operating income	$126	$101	$19	$101

Net income	$69	$59	$36	$48
Dividends on preferred stock	--	1	--	--
Earnings applicable to common shares	$69	$58	$36	$48

Net income for the second quarter of 2006 included $7 million from the positive resolution of a natural gas royalty matter.

Operating expenses for the third quarter of 2005 included $88 million pretax California energy crisis litigation expense. Net income for the third quarter of 2005 was favorably impacted by $18 million from the resolution of prior years' income tax issues.

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

There have been no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting is included in Item 8 herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from "Corporate Governance" and "Share Ownership" in the Information Statement prepared for the May 2007 annual meeting of shareholders. The information required on the companies' executive officers is set forth below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Position*
Pacific Enterprises --
Debra L. Reed	50	President and Chief Executive Officer
Michael R. Niggli	57	Chief Operating Officer
Dennis V. Arriola	46	Senior Vice President and Chief Financial Officer

Southern California Gas Company --
Debra L. Reed	50	President and Chief Executive Officer
Michael R. Niggli	57	Chief Operating Officer
Dennis V. Arriola	46	Senior Vice President and Chief Financial Officer
Lee Schavrien	52	Senior Vice President, Regulatory Affairs
Anne S. Smith	53	Senior Vice President, Customer Service
Lee M. Stewart	61	Senior Vice President, Gas Operations
Robert M. Schlax	51	Vice President, Controller and Chief Accounting Officer

* As of February 22, 2007.

Each executive officer has been an officer or employee of Sempra Energy or one of its subsidiaries for more than five years, with the exception of Mr. Schlax. Prior to joining the company in 2005, Mr. Schlax was Chief Financial Officer, Treasurer and Vice President of Finance of Mercury Air Group, Inc. since 2002. Each executive officer of Southern California Gas Company holds the same position at San Diego Gas & Electric Company.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Report of the Boards of Directors" and "Executive Compensation" in the Information Statement prepared for the May 2007 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Information Statement prepared for the May 2007 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from "Corporate Governance" in the Information Statement prepared for the May 2007 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services as required by Item 14 is incorporated by reference from "Independent Registered Public Accounting Firm" in the Information Statement prepared for the May 2007 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial statements

Page in
This Report
Management's Responsibility for Financial Statements for Pacific Enterprises	28

Management's Report On Internal Control Over Financial Reporting for Pacific Enterprises	28

Reports of Independent Registered Public Accounting Firm for Pacific
Enterprises	29

Pacific Enterprises Statements of Consolidated Income
for the years ended December 31, 2006, 2005 and 2004	32

Pacific Enterprises Consolidated Balance Sheets at December 31, 2006 and 2005	33

Pacific Enterprises Statements of Consolidated Cash Flows
for the years ended December 31, 2006, 2005 and 2004	35

Pacific Enterprises Statements of Consolidated Comprehensive Income
and Changes in Shareholders' Equity for the years ended
December 31, 2006, 2005 and 2004	37

Pacific Enterprises Notes to Consolidated Financial Statements	38

Management's Responsibility for Financial Statements for Southern California Gas Company	66

Management's Report On Internal Control Over Financial Reporting for Southern California Gas Company	66

Reports of Independent Registered Public Accounting Firm for Southern
California Gas Company	67

SoCalGas Statements of Consolidated Income for the years
ended December 31, 2006, 2005 and 2004	70

SoCalGas Consolidated Balance Sheets at December 31, 2006 and 2005	71

SoCalGas Statements of Consolidated Cash Flows for the
years ended December 31, 2006, 2005 and 2004	73

SoCalGas Statements of Consolidated Comprehensive Income and
Changes in Shareholders' Equity for the years ended December 31,
2006, 2005 and 2004	75

SoCalGas Notes to Consolidated Financial Statements	76

2. Financial statement schedules

Schedule I--Condensed Financial Information of Parent may be found at page 85.

Any other schedule for which provision is made in Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and notes thereto.

3. Exhibits

See Exhibit Index on page 89 of this report.

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Pacific Enterprises:

We consent to the incorporation by reference in Registration Statements No. 2-96782, 33-26357, 2-66833, 2-96781, 33-21908 and 33-54055 on Form S-8 and 33-24830, 333-52926 and 33-44338 on Form S-3 of our reports dated February 21, 2007 relating to the financial statements of Pacific Enterprises (the "Company") (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board ("FASB") Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, effective December 31, 2005) and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Pacific Enterprises for the year ended December 31, 2006.

Our audits of the financial statements referred to in our aforementioned reports also included the financial statement schedule of Pacific Enterprises, listed in Item 15.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 21, 2007

To the Board of Directors and Shareholders of Southern California Gas Company:

We consent to the incorporation by reference in Registration Statements No. 333-70654, 333-45537, 33-51322, 33-53258, 33-59404, 33-52663, and 333-134289 on Form S-3 of our reports dated February 21, 2007 relating to the financial statements of Southern California Gas Company (which report expresses an unqualified opinion and includes an explanatory paragraph relating to Southern California Gas Company's adoption of Financial Accounting Standards Board ("FASB") Statement No.158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, effective December 31, 2005) and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2006.

/S/ DELOITTE & TOUCHE LLP

San Diego, California

February 21, 2007

Schedule I -- Condensed Financial Information of Parent

PACIFIC ENTERPRISES

Condensed Statements of Income
(Dollars in millions)

	Years ended December 31,
	2006	2005	2004

Interest and other income	$35	$20	$13
Expenses, interest and income taxes	23	10	13
Income before subsidiary earnings	12	10	--
Subsidiary earnings	223	211	232
Earnings applicable to common shares	$235	$221	$232

PACIFIC ENTERPRISES

Condensed Balance Sheets

(Dollars in millions)

	December 31,	December 31,
	2006	2005

Assets:
Current assets	$122	$149
Investment in subsidiary	1,470	1,397
Due from affiliates - long-term	448	414
Deferred charges and other assets	43	45
Total assets	$2,083	$2,005

Liabilities and Shareholders' Equity:
Due to affiliates	$128	$124
Other current liabilities	1	15
Total current liabilities	129	139
Long-term liabilities	24	32
Common equity	1,850	1,754
Preferred stock	80	80
Total liabilities and shareholders' equity	$2,083	$2,005

PACIFIC ENTERPRISES

Condensed Statements of Cash Flows
(Dollars in millions)

	Years ended December 31,
	2006	2005	2004

Net cash provided by operating activities	$38	$24	$45

Dividends received from subsidiaries	150	150	200
Increase in loans to affiliates, net	(33)	(19)	(39)
Other	(1)	(1)	(2)
Cash provided by investing activities	116	130	159

Common stock dividends paid	(150)	(150)	(200)
Preferred dividends paid	(4)	(4)	(4)
Cash used in financing activities	(154)	(154)	(204)

Change in cash and cash equivalents	--	--	--
Cash and cash equivalents, January 1	--	--	--
Cash and cash equivalents, December 31	$--	$--	$--

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed President and Chief Executive Officer	/s/ Debra L. Reed	February 16, 2007

Principal Financial and Accounting Officer: Dennis V. Arriola Senior Vice President and Chief Financial Officer	/s/ Dennis V. Arriola	February 16, 2007

Directors:
Edwin A. Guiles, Chairman	/s/ Edwin A. Guiles	February 21, 2007

Debra L. Reed, Director	/s/ Debra L. Reed	February 16, 2007

Mark A. Snell, Director	/s/ Mark A. Snell	February 20, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed President and Chief Executive Officer	/s/ Debra L. Reed	February 16, 2007

Principal Financial Officer: Dennis V. Arriola Senior Vice President and Chief Financial Officer	/s/ Dennis V. Arriola	February 16, 2007

Principal Accounting Officer: Robert M. Schlax Vice President and Controller	/s/ Robert M. Schlax	February 16, 2007

Directors:
Edwin A. Guiles, Chairman	/s/ Edwin A. Guiles	February 21, 2007

Debra L. Reed, Director	/s/ Debra L. Reed	February 16, 2007

Mark A. Snell, Director	/s/ Mark A. Snell	February 20, 2007

EXHIBIT INDEX

The Registration Statements and Forms 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Enterprises/Pacific Lighting Corporation) and/or Commission File Number 1-1402 (Southern California Gas Company).

Exhibit 3 -- By-Laws and Articles of Incorporation

3.01  Articles of Incorporation of Pacific Enterprises (1996 Form 10-K, Exhibit 3.01).

3.02  Restated Bylaws of Pacific Enterprises dated November 6, 2001 (2001 Form 10-K, Exhibit 3.02).

3.03  Restated Articles of Incorporation of Southern California Gas Company (1996 Form 10-K, Exhibit 3.01).

3.04  Restated Bylaws of Southern California Gas Company dated November 6, 2001 (2001 Form 10-K, Exhibit 3.04).

Exhibit 4 -- Instruments Defining the Rights of Security Holders

The Company agrees to furnish a copy of each such instrument to the Commission upon request.

4.01  Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (incorporated by reference from Southern California Gas Company Restated Articles of Incorporation, Exhibit 3.03 above).

4.02   First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940, Exhibit B-4).

4.03   Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955 (Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955, Exhibit 4.07).

4.04   Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956, Exhibit 2.08).

4.05

Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956 (2006 Sempra Energy Form 10-K, Exhibit 4.09).

4.06

Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965 (2006 Sempra Energy Form 10-K, Exhibit 4.10).

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

4.09   Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern California Gas Company 1984 Form 10-K, Exhibit 4.29).

Exhibit 10 -- Material Contracts

10.01 Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.1).

10.02 Form of Nevada Antitrust Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.2).

Compensation

10.03

Sempra Energy Excess Cash Balance Plan dated December 5, 2005 (2006 Sempra Energy Form 10-K, Exhibit 10.08).

10.04 Form of Severance Pay Agreement (2004 Sempra Energy Form 10-K, Exhibit 10.10).

10.05 Sempra Energy 2005 Deferred Compensation Plan (Pacific Enterprises Form 8-K filed on December 7, 2004, Exhibit 10.1).

10.06 Sempra Energy Employee Stock Incentive Plan (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.1).

10.07 Sempra Energy Amended and Restated Executive Life Insurance Plan (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.2).

10.08 Form of Sempra Energy 1998 Long Term Incentive Plan Performance-Based Restricted Stock Award (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.4).

10.09 Form of Sempra Energy 1998 Long Term Incentive Plan Nonqualified Stock Option Agreement (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.5).

10.10 Sempra Energy Supplemental Executive Retirement Plan (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.7).

10.11 Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.12 2003 Sempra Energy Executive Incentive Plan B (2003 Sempra Energy Form 10-K, Exhibit 10.10).

10.13 2003 Sempra Energy Executive Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.1).

10.14 Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.2).

10.15 Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.16 Amended Sempra Energy Retirement Plan for Directors (2002 Sempra Energy Form 10-K, Exhibit 10.10).

10.17 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (Sempra Energy September 30, 2002 Form 10-Q, Exhibit 10.3).

10.18 Sempra Energy Executive Security Bonus Plan effective January 1, 2001 (2001 Sempra Energy Form 10-K, Exhibit 10.08).

10.19 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992 (Pacific Enterprises 1992 Form 10-K, Exhibit 10.18).

Exhibit 12 -- Statement Re: Computation of Ratios

12.01 Pacific Enterprises Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

12.02 Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

Exhibit 14 - Code of Ethics

14.01 Sempra Energy Code of Business Conduct and Ethics for Board of Directors and Senior Officers (also applies to directors and officers of Pacific Enterprises and Southern California Gas Company).

Exhibit 21 -– Subsidiaries

21.01 Pacific Enterprises Schedule of Subsidiaries at December 31, 2006.

21.02 Southern California Gas Company Schedule of Subsidiaries at December 31, 2006.

Exhibit 23 – Consents of Independent Registered Public Accounting Firm and Report on Schedule, page 84.

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

32.4   Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

GLOSSARY

AFUDC

Allowance for Funds Used During Construction

APBO

Accounting Principles Board Opinion

CARB

California Air Resources Board

CEQA

California Environmental Quality Act

CPUC

California Public Utilities Commission

DSM

Demand Side Management

DWR

Department of Water Resources

Edison

Southern California Edison Company

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FERC

Federal Energy Regulatory Commission

FIN

FASB Interpretation No.

GAAP

Accounting Principles Generally Accepted in

the United States of America

GCIM

Gas Cost Incentive Mechanism

GHG

Greenhouse Gas

GRC

General Rate Case

IOUs

Investor-Owned Utilities

LIFO

Last-in first-out inventory costing method

LNG

Liquefied Natural Gas

mmbtu

Million British Thermal Units (of natural gas)

MSCI

Morgan Stanley Capital International

Ninth Circuit Court

  of Appeals

 U.S. Court of Appeals for the Ninth Circuit

OIR

Order Instituting Rulemaking

PBR

Performance-Based Regulation

PE

Pacific Enterprises

PRP

Potentially Responsible Party

RD&D

Research Development and Demonstration

RMC

Risk Management Committee

RMD

Risk Management Department

SAB

Staff Accounting Bulletin

SCAQMD

South Coast Air Quality Management District

SDG&E

San Diego Gas & Electric Company

SEC

Securities and Exchange Commission

Sempra Utilities

Southern California Gas Company and

San Diego Gas & Electric Company

SFAS

Statement of Financial Accounting Standards

SoCalGas

Southern California Gas Company

VaR

Value at Risk