Form 10-Q
period 2007-03-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2007-05-02
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2007

Commission File Number	Name of Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
1-40	PACIFIC ENTERPRISES (A California Corporation) 101 Ash Street San Diego, California 92101 (619) 696-2020	94-0743670

1-1402	SOUTHERN CALIFORNIA GAS COMPANY (A California Corporation) 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	95-1240705

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the Federal Energy Regulatory Commission and other environmental and regulatory bodies in the United States; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas and liquefied natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,
(Dollars in millions)	2007	2006
	(unaudited)

Operating revenues	$1,368	$1,425

Operating expenses
Cost of natural gas	912	986
Other operating expenses	243	233
Depreciation	69	66
Franchise fees and other taxes	36	39
Total operating expenses	1,260	1,324

Operating income	108	101

Other expense, net	(2)	(1)
Interest income	12	8
Interest expense	(19)	(19)
Income before income taxes	99	89

Income tax expense	41	38

Net income	58	51
Preferred dividend requirements	1	1
Earnings applicable to common shares	$57	$50

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
(Dollars in millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$405	$211
Accounts receivable - trade	544	640
Accounts receivable - other	21	33
Interest receivable	1	10
Due from unconsolidated affiliates	130	63
Income taxes receivable	40	54
Deferred income taxes	47	43
Inventories	23	106
Other regulatory assets	39	41
Other	18	17
Total current assets	1,268	1,218

Other assets:
Due from unconsolidated affiliates	451	448
Regulatory assets arising from pension and other	143	136
postretirement benefit obligations
Other regulatory assets	109	95
Sundry	35	41
Total other assets	738	720

Property, plant and equipment:
Property, plant and equipment	8,216	8,151
Less accumulated depreciation	(3,266)	(3,248)
Property, plant and equipment, net	4,950	4,903
Total assets	$6,956	$6,841

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$339	$416
Accounts payable - other	87	114
Due to unconsolidated affiliates	91	102
Regulatory balancing accounts, net	191	167
Customer deposits	92	88
Temporary LIFO liquidation	151	--
Other	324	305
Total current liabilities	1,275	1,192

Long-term debt	1,108	1,107

Deferred credits and other liabilities:
Customer advances for construction	91	91
Pension and other postretirement benefit obligations, net of plan assets	173	172
Deferred income taxes	103	107
Deferred investment tax credits	35	36
Regulatory liabilities arising from removal obligations	1,044	1,019
Asset retirement obligations	665	655
Deferred taxes refundable in rates	224	221
Preferred stock of subsidiary	20	20
Deferred credits and other	283	291
Total deferred credits and other liabilities	2,638	2,612

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	80	80
Common stock (600 million shares authorized;
84 million shares outstanding; no par value)	1,464	1,464
Retained earnings	396	391
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	1,935	1,930
Total liabilities and shareholders' equity	$6,956	$6,841

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58	$51
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	69	66
Deferred income taxes and investment tax credits	(5)	(3)
Other	1	2
Net changes in working capital components	294	471
Changes in other assets	--	5
Changes in other liabilities	(13)	(2)
Net cash provided by operating activities	404	590

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(86)	(97)
Increase in loans to affiliates, net	(20)	(71)
Other	(3)	(2)
Net cash used in investing activities	(109)	(170)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(50)
Preferred dividends paid	(1)	(1)
Decrease in short-term debt	--	(88)
Net cash used in financing activities	(101)	(139)

Increase in cash and cash equivalents	194	281
Cash and cash equivalents, January 1	211	90
Cash and cash equivalents, March 31	$405	$371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$11	$8
Income tax payments (refunds), net	$18	$(47)

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITY
Decrease in accounts payable from investments
in property, plant and equipment	$(3)	$(6)

     See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,
(Dollars in millions)	2007	2006
	(unaudited)

Operating revenues	$1,368	$1,425

Operating expenses
Cost of natural gas	912	986
Other operating expenses	243	233
Depreciation	69	66
Franchise fees and other taxes	36	39
Total operating expenses	1,260	1,324

Operating income	108	101

Other expense, net	(2)	--
Interest income	6	3
Interest expense	(18)	(18)
Income before income taxes	94	86

Income tax expense	39	37

Net income/earnings applicable to common shares	$55	$49

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$405	$211
Accounts receivable - trade	544	640
Accounts receivable - other	21	33
Interest receivable	1	10
Due from unconsolidated affiliates	126	108
Deferred income taxes	47	42
Inventories	23	106
Other regulatory assets	39	41
Other	17	18
Total current assets	1,223	1,209

Other assets:
Regulatory assets arising from pension and other	143	136
postretirement benefit obligations
Other regulatory assets	109	95
Sundry	13	19
Total other assets	265	250

Property, plant and equipment:
Property, plant and equipment	8,214	8,148
Less accumulated depreciation	(3,266)	(3,248)
Property, plant and equipment, net	4,948	4,900
Total assets	$6,436	$6,359

 See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31,
(Dollars in millions)		2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$339	$416
Accounts payable - other	87	114
Due to unconsolidated affiliates	12	74
Income taxes payable	27	13
Regulatory balancing accounts, net	191	167
Customer deposits	92	88
Temporary LIFO liquidation	151	--
Other	323	304
Total current liabilities	1,222	1,176

Long-term debt	1,108	1,107

Deferred credits and other liabilities:
Customer advances for construction	91	91
Pension and other postretirement benefit obligations, net of plan assets	173	172
Deferred income taxes	120	124
Deferred investment tax credits	35	36
Regulatory liabilities arising from removal obligations	1,044	1,019
Asset retirement obligations	665	655
Deferred taxes refundable in rates	224	221
Deferred credits and other	259	268
Total deferred credits and other liabilities	2,611	2,586

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized;
91 million shares outstanding; no par value)	866	866
Retained earnings	612	607
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	1,495	1,490
Total liabilities and shareholders' equity	$6,436	$6,359

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55	$49
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	69	66
Deferred income taxes and investment tax credits	(7)	(4)
Other	1	2
Net changes in working capital components	293	470
Changes in other assets	--	5
Changes in other liabilities	(11)	(1)
Net cash provided by operating activities	400	587

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(86)	(97)
Increase in loans to affiliates, net	(20)	(71)
Net cash used in investing activities	(106)	(168)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(50)
Decrease in short-term debt	--	(88)
Net cash used in financing activities	(100)	(138)

Increase in cash and cash equivalents	194	281
Cash and cash equivalents, January 1	211	90
Cash and cash equivalents, March 31	$405	$371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$10	$7
Income tax payments (refunds), net	$18	$(47)

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITY
Decrease in accounts payable from investments
in property, plant and equipment	$(3)	$(6)

    See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and of Southern California Gas Company (SoCalGas) (collectively referred to as the company or the companies). PE’s common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The accompanying financial statements are, in one case, the Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the other case, the Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric Company (SDG&E). SoCalGas and SDG&E are collectively referred to as the Sempra Utilities.

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 (the Annual Report).

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

SFAS 157, "Fair Value Measurements" (SFAS 157): SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not expand the application of fair value accounting to any new circumstances. The company applies fair value measurements to certain assets and liabilities, primarily commodity and other derivatives.

SFAS 157: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 5), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or block discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.

These assumptions include the risk inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.

The provisions of SFAS 157 are to be applied prospectively, except for the initial impact on three specific items: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, (2) existing hybrid financial instruments measured initially at fair value using the transaction price, and (3) blockage factor discounts. Adjustments to these items required under SFAS 157 are to be recorded as a transition adjustment to beginning retained earnings in the year of adoption.

Although this statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, early adoption may be elected if the reporting entity has not yet issued financial statements for the fiscal year, including interim period financial statements. The company has elected to early-adopt SFAS 157 in the first quarter of 2007. There was no transition adjustment as a result of the companies' adoption of SFAS 157. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value. This additional disclosure is provided in Note 5.

SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" (SFAS 159): SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company is in the process of evaluating the application of the fair value option and the effect on its financial position and results of operations.

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result, SoCalGas recognized a $1 million decrease in retained earnings. Including this adjustment, the company had unrecognized tax benefits of $33 million (of which $32 million applied to SoCalGas) as of January 1, 2007. Of this amount, $26 million (of which $25 million applied to SoCalGas) related to tax positions that, if recognized, would decrease the effective tax rate; however, $21 million (all of which applied to SoCalGas) related to tax positions that would increase the effective tax rate in subsequent years.

Effective January 1, 2007, the company’s policy is to recognize accrued interest and penalties on accrued tax balances as components of tax expense. Prior to the adoption of FIN 48, the company accrued interest expense and penalties as a component of tax expense and interest income as a component of interest income.

As of January 1, 2007, the company had accrued a total of $2 million of interest expense. The company had not accrued any penalties as of January 1, 2007. Amounts accrued for interest expense associated with income taxes are included in income tax expense on the Statements of Consolidated Income and in various income tax balances on the Consolidated Balance Sheets.

The company is subject to U.S. federal income tax as well as income tax from state jurisdictions. The company is no longer subject to examination by U.S. federal and major state tax jurisdictions for years before 2002. Federal and major state income tax returns from 2002 through the present are currently open to examination.

In addition, the company has filed federal and state refund claims for tax years back to 1995. The pre-2002 tax years are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these years.

NOTE 3. OTHER FINANCIAL DATA

Asset Retirement Obligations

The company’s asset retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, are discussed in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Following are the changes in asset retirement obligations for the three months ended March 31, 2007 and 2006:

(Dollars in millions)	2007	2006
Balance as of January 1*	$669	$505
Accretion expense	11	8
Payments	(1)	--
Balance as of March 31*	$679	$513

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits

The following table provides the components of benefit costs for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2007	2006	2007	2006
Service cost	$11	$10	$5	$4
Interest cost	24	24	11	10
Expected return on assets	(26)	(24)	(10)	(9)
Amortization of:
Prior service cost	1	2	(2)	(1)
Actuarial loss	--	1	2	1
Regulatory adjustment	(10)	(12)	2	1
Total net periodic benefit cost	$--	$1	$8	$6

The company expects to contribute $2 million to its pension plan and $31 million to its other postretirement benefit plans in 2007. For the three months ended March 31, 2007, a negligible amount and $8 million of contributions were made to the pension and other postretirement benefit plans, respectively.

Capitalized Interest

The company recorded a negligible amount and $1 million of capitalized interest for the three months ended March 31, 2007 and 2006, respectively, including primarily the debt-related portion of allowance for funds used during construction.

Other Expense, Net

Other Expense, Net consists of the following:

	Three months ended
	March 31,
(Dollars in millions)	2007	2006
Regulatory interest, net	$(2)	$(1)
Allowance for equity funds used during construction	1	2
Sundry, net	(1)	(1)
Total at SoCalGas	(2)	--
Additional at Pacific Enterprises:
Sundry, net	--	(1)
Total	$(2)	$(1)

Comprehensive Income

For the three months ended March 31, 2007 and 2006, respectively, comprehensive income was equal to net income.

NOTE 4. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

SoCalGas and its affiliate, SDG&E, have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At March 31, 2007, the company had no outstanding borrowings under this facility.

Additional information concerning this credit facility is provided in the Annual Report.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing.

Fair value hedges

During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375 percent first mortgage bonds maturing in 2011 for a floating rate. The swap expires in 2011. At March 31, 2007, market value adjustments of $1 million were recorded as a decrease in fixed-price contracts and other derivatives (in Deferred Credits and Other) and as an offsetting increase in Long-term Debt, without affecting net income or other comprehensive income. At March 31, 2006, market value adjustments of $3 million were recorded as an increase in fixed-price contracts and other derivatives (in Deferred Credits and Other) and as an offsetting decrease in Long-term Debt, without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on these swaps.

NOTE 5. FINANCIAL INSTRUMENTS

Fair Value Hedges

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. The company's fair value interest-rate swaps are discussed in Note 4.

Natural Gas Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company records transactions for natural gas contracts in Cost of Natural Gas on the Statements of Consolidated Income. On the Consolidated Balance Sheets, the company records corresponding regulatory assets and liabilities relating to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

Adoption of SFAS 157

Effective January 1, 2007, the company early-adopted SFAS 157 as discussed in Note 2, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). However, as permitted under SFAS 157, the company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its assets and liabilities measured and reported at fair value. The company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs. During the first quarter of 2007, the company had no significant level 3 instruments.

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of March 31, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets:
Commodity derivatives	$1	$1	$--	$2

Liabilities:
Commodity derivatives	$1	$--	$--	$1
Other derivatives	--	2	--	2
Total	$1	$2	$--	$3

Commodity derivatives include commodity derivative positions entered into to manage customer price exposures, and other derivatives include interest-rate management instruments.

NOTE 6. REGULATORY MATTERS

General Rate Case

In December 2006, SoCalGas filed a 2008 General Rate Case (GRC) application to establish its authorized 2008 margin requirements and the ratemaking mechanisms by which those margin requirements would change on an annual basis over the subsequent five-year period (2009 - 2013), as discussed in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report. Relative to authorized margin requirements for 2007, the GRC request represents an increase of $140 million in 2008. Public participation hearings are scheduled for May 2007, intervenor testimony is due June 1, 2007, evidentiary hearings begin July 30, 2007 and a final California Public Utilities Commission (CPUC) decision is expected by the end of 2007.

Natural Gas Market OIR

The CPUC considered natural gas market issues, including market design and infrastructure requirements, as part of its Natural Gas Market Order Instituting Rulemaking (OIR). A final decision in Phase II of this proceeding was issued in September 2006, reaffirming the adequacy of the capacity of the SoCalGas and SDG&E systems to meet current demand. In particular, the Phase II decision establishes natural gas quality standards that would accommodate regasified liquefied natural gas (LNG) supplies. While the decision closed the OIR, several parties, including the South Coast Air Quality Management District (SCAQMD), filed applications with the CPUC for rehearing of the September 2006 decision, contending that the California Environmental Quality Act (CEQA) applies to the increase in natural gas quality standards approved by the CPUC, and that impacts on the environment should be fully considered. The CPUC denied the rehearing requests. In January 2007, the SCAQMD filed, and amended in March 2007, lawsuits against the CPUC in the California Court of Appeal and the California Supreme Court challenging the CPUC's September 2006 decision and alleging that CEQA was improperly bypassed.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received. In 2006, the CPUC's Division of Ratepayer Advocates recommended approval of SoCalGas' GCIM Year 12 application requesting a shareholder award of $9.8 million. A final CPUC decision is expected by the third quarter of 2007.

The Operational PBR mechanism includes safety, reliability and customer service measures established in the GRC. On May 1, 2007, SoCalGas filed for its 2006 Operational PBR shareholder award of $0.8 million. CPUC approval is expected by the end of 2007.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At March 31, 2007, the company's reserves for litigation matters were $114 million, all of which related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the January 2006 settlements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits in California and Nevada alleged that Sempra Energy and the Sempra Utilities unlawfully sought to control natural gas and electricity markets and claimed damages in excess of $23 billion after applicable trebling.

The San Diego County Superior Court entered a final order approving the settlement of the Continental Forge class-action litigation as fair and reasonable in July 2006. The California Attorney General, the Department of Water Resources (DWR), the Utility Consumers Action Network and one class member have filed notices of appeal of the final order. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement in September 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

To settle the California and Nevada litigation, Sempra Energy agreed to make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation. The Los Angeles City Council had not previously voted to approve the City of Los Angeles's participation in the January 2006 California settlement. On March 26, 2007, Sempra Energy and the Sempra Utilities entered into a separate settlement agreement with the City of Los Angeles resolving all of its claims in the Continental Forge litigation in return for the payment of $8.5 million on April 25, 2007. This payment was made in lieu of the $12 million payable in eight annual installments that the City of Los Angeles was to receive as part of the January 2006 California settlement.

Additional consideration for the January 2006 California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified LNG from its LNG terminal being constructed in Baja California, Mexico, for a period of 18 years at the California border index price minus $0.02 per MMBtu. The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC in July 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. Based on the expected contractual volumes of power to be delivered, this discount would have potential value aggregating $300 million over the contract's then remaining six-year term. As a result of recording the price discount of the DWR contract in 2005, subsequent earnings reported on the DWR contract reflect original rather than discounted power prices. The price reductions would be offset by any amounts in excess of a $150 million threshold up to the full amount of the price reduction that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

Under the terms of the January 2006 California settlement, $83 million was paid in August 2006 and an additional $83 million will be paid in August 2007. Of the remaining amounts, $25.8 million is to be paid on the closing date of the January 2006 settlements, which will take place after the resolution of all appeals, and $24.8 million will be paid on each successive anniversary of the closing date through the seventh anniversary of the closing date, as adjusted for the City of Los Angeles settlement. Under the terms of the City of Los Angeles settlement, $8.5 million was paid on April 25, 2007. The reserves recorded for the California and Nevada settlements in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract. A portion of the reserves was discounted at 7 percent, the rate specified for prepayments in the settlement agreement. For payments not addressed in the agreement and for periods from the settlement date through the estimated date of the first payment, 5 percent was used to approximate the company’s average cost of financing.

Other Natural Gas Cases

In November 2005, the California Attorney General and the CPUC filed a lawsuit in the San Diego County Superior Court alleging that Sempra Energy and the Sempra Utilities intentionally misled the CPUC in a 1998 application that resulted in SDG&E curtailing natural gas service to electric generators and others. In September 2006, the parties settled the case whereby the Sempra Utilities agreed to pay $2 million for attorneys' fees and costs to the California Attorney General, Sempra Energy gave SDG&E an option to purchase Sempra Generation's El Dorado power plant in 2011 for net book value (subject to FERC approval) and Sempra Energy agreed to pay approximately $5.7 million to SDG&E electricity customers over a two-year period beginning in 2009. The decisions by SDG&E and the CPUC as to whether the option should be exercised are expected to be made in 2007. The company recorded after-tax expense of $0.8 million in 2006 to reflect these settlement costs.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleged a conspiracy to eliminate competition, prevent the construction of natural gas pipelines to serve Nevada and other Western states, and to manipulate natural gas pipeline capacity and supply and the data provided to price indices, as well as breach of contract. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve the claims. After oral argument in February 2007, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) took plaintiffs' appeal under submission.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 state antitrust actions that have been coordinated in San Diego Superior Court against Sempra Energy, the Sempra Utilities and Sempra Commodities and other, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. The plaintiffs suing the company claim that all of the defendants' actions have damaged them in the amount of $357 million before trebling. In June 2005, the court denied the defendants' motion to dismiss on federal preemption and filed rate doctrine grounds. No trial date has been scheduled for these actions.

Pending in federal court are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The Federal District Court dismissed four of these actions as preempted under federal law. The remaining case, which includes conspiracy allegations, has been stayed. In February 2007, the Ninth Circuit Court of Appeals heard oral argument and took plaintiffs' appeals under submission.

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

Environmental Matters

SoCalGas increased its environmental-related liabilities in the first quarter of 2007 by $18 million, $16 million of which is expected to be recoverable through rates, to reflect a change in estimate of expected cleanup costs at a former manufactured-gas plant site. Expected cleanup costs have risen due to increasingly stringent regulations by the California Department of Toxic Substances Control and due to technical challenges involved in excavating and removing contaminated soil while keeping existing businesses open.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2006 Annual Report on Form 10-K (Annual Report).

RESULTS OF OPERATIONS

Revenues and Cost of Sales

During the three months ended March 31, 2007, natural gas revenues decreased compared to the corresponding period in 2006 as a result of lower costs of natural gas.

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

The table below summarizes natural gas volumes and revenues by customer class for the three months ended March 31.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2007:
Residential	90	$953	--	$2	90	$955
Commercial and industrial	32	299	68	39	100	338
Electric generation plants	--	--	29	10	29	10
Wholesale	--	--	40	13	40	13
	122	$1,252	137	$64	259	1,316
Balancing accounts and other						52
Total						$1,368

2006:
Residential	92	$1,085	1	$2	93	$1,087
Commercial and industrial	32	345	69	47	101	392
Electric generation plants	--	--	29	12	29	12
Wholesale	--	--	41	13	41	13
	124	$1,430	140	$74	264	1,504
Balancing accounts and other						(79)
Total						$1,425

Income Taxes

Income tax expense was $41 million and $38 million ($39 million and $37 million for SoCalGas) for the three months ended March 31, 2007 and 2006, respectively, and the effective income tax rates for the company (and SoCalGas) were 41 percent and 43 percent, respectively. The increase in income tax expense was due primarily to higher pretax income.

Net Income

Net income for SoCalGas increased by $6 million (12%) to $55 million for the three months ended March 31, 2007 due primarily to higher authorized base margins in 2007.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2007, the company had $405 million in unrestricted cash and $500 million in an available unused, committed line of credit at SoCalGas which is shared with SDG&E and which is discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities decreased by $186 million (32%) to $404 million for 2007.  For SoCalGas, net cash provided by operating activities decreased by $187 million (32%) to $400 million for 2007. The changes were primarily due to a $21 million increase in overcollected regulatory balancing accounts in 2007 as compared to a $182 million increase in 2006.

For the three months ended March 31, 2007, the company made contributions of a negligible amount and $8 million to the pension and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities decreased by $61 million (36%) to $109 million for 2007. Net cash used in SoCalGas' investing activities decreased by $62 million (37%) to $106 million for 2007. The changes were primarily due to a $51 million decrease in advances to Sempra Energy made by SoCalGas in 2007.

Significant capital expenditures in 2007 are expected to include $500 million for improvements to distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities decreased by $38 million (27%) to $101 million for 2007. Net cash used in SoCalGas' financing activities decreased by $38 million (28%) to $100 million for 2007. The changes were attributable to an $88 million reduction of short-term debt in 2006, offset by a $50 million increase in common dividends paid in the first quarter of 2007 compared to 2006.

COMMITMENTS

At March 31, 2007, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $288 million and $18 million, respectively, related to new natural gas contracts and environmental commitments. The future payments under these contractual commitments are expected to be $290 million for 2007, $11 million for 2008 and $5 million for 2009.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, natural gas industry restructuring, and the changing energy marketplace. Performance will also depend on the successful completion of capital projects which are discussed in various places in this report. These factors are discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

Litigation

Note 7 of the Notes to Condensed Consolidated Financial Statements herein and Note 9 of the Notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis), the ultimate resolution of which could have a material adverse effect on future performance.

Industry Developments

Note 6 of the Notes to Condensed Consolidated Financial Statements herein and Note 8 of the Notes to Consolidated Financial Statements in the Annual Report describes natural gas regulation and rates, and other pending proceedings and investigations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting policies are viewed by management as critical because their application is the most relevant, judgmental and/or material to the company's financial position and results of operations, and/or because they require the use of material judgments and estimates.

The company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. One accounting pronouncement that has recently become effective and may have a significant effect on the company’s accounting policies and estimates is described below.

Description	Assumptions & Approach Utilized	Effect if Different Assumptions Used

Income Taxes

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

For a position to qualify for benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. If the company does not have a more likely than not position with respect to a tax position, then the company may not recognize any of the potential tax benefit associated with the position. A tax position that meets the “more likely than not” recognition shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.

Unrecognized tax benefits involve management judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the company’s results of operations, financial position and cash flows.

Additional information related to accounting for uncertainty in income taxes is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2007, the total Value at Risk of SoCalGas' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2006 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed Charges of PE.

      12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of SoCalGas.

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

PACIFIC ENTERPRISES, (Registrant)

Date: May 2, 2007	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 2, 2007	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer