Form 10-Q
period 2007-06-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2007-08-02
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2007

Commission File Number	Name of Registrant, State or other jurisdiction of incorporation or organization, Address and Telephone Number	I.R.S. Employer Identification No.
1-40	PACIFIC ENTERPRISES (A California Corporation) 101 Ash Street San Diego, California 92101 (619) 696-2020	94-0743670
1-1402	SOUTHERN CALIFORNIA GAS COMPANY (A California Corporation) 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	95-1240705

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
	(unaudited)

Operating revenues	$981	$908	$2,349	$2,333

Operating expenses
Cost of natural gas	529	476	1,441	1,462
Other operating expenses	249	233	492	466
Depreciation	70	67	139	133
Franchise fees and other taxes	29	27	65	66
Total operating expenses	877	803	2,137	2,127

Operating income	104	105	212	206

Other expense, net	(1)	(1)	(3)	(2)
Interest income	13	31	25	39
Interest expense	(19)	(18)	(38)	(37)
Income before income taxes	97	117	196	206

Income tax expense	41	50	82	88

Net income	56	67	114	118
Preferred dividend requirements	1	1	2	2
Earnings applicable to common shares	$55	$66	$112	$116

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$474	$211
Accounts receivable - trade	405	640
Accounts receivable - other	15	33
Interest receivable	1	10
Due from unconsolidated affiliates	209	63
Income taxes receivable	22	54
Deferred income taxes	32	43
Inventories	50	106
Other regulatory assets	39	41
Other	37	17
Total current assets	1,284	1,218

Other assets:
Due from unconsolidated affiliates	453	448
Regulatory assets arising from pension and other postretirement benefit obligations	155	136
Other regulatory assets	104	95
Sundry	34	41
Total other assets	746	720

Property, plant and equipment:
Property, plant and equipment	8,295	8,151
Less accumulated depreciation	(3,304)	(3,248)
Property, plant and equipment, net	4,991	4,903
Total assets	$7,021	$6,841

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$386	$416
Accounts payable - other	77	114
Due to unconsolidated affiliates	113	102
Regulatory balancing accounts, net	250	167
Customer deposits	89	88
Other	341	305
Total current liabilities	1,256	1,192

Long-term debt	1,105	1,107

Deferred credits and other liabilities:
Customer advances for construction	94	91
Pension and other postretirement benefit obligations, net of plan assets	184	172
Deferred income taxes	103	107
Deferred investment tax credits	34	36
Regulatory liabilities arising from removal obligations	1,048	1,019
Asset retirement obligations	675	655
Deferred taxes refundable in rates	228	221
Preferred stock of subsidiary	20	20
Deferred credits and other	285	291
Total deferred credits and other liabilities	2,671	2,612

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	80	80
Common stock (600 million shares authorized;
84 million shares outstanding; no par value)	1,462	1,464
Retained earnings	452	391
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	1,989	1,930
Total liabilities and shareholders' equity	$7,021	$6,841

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114	$118
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	139	133
Deferred income taxes and investment tax credits	10	(12)
Gain on sale of assets	(2)	(1)
Accretion of interest	3	4
Net changes in working capital components	408	547
Changes in other assets	6	4
Changes in other liabilities	(13)	13
Net cash provided by operating activities	665	806

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(191)	(193)
Increase in loans to affiliates, net	(105)	(122)
Proceeds from sale of assets	2	2
Other	(6)	--
Net cash used in investing activities	(300)	(313)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(100)
Preferred dividends paid	(2)	(2)
Decrease in short-term debt	--	(88)
Net cash used in financing activities	(102)	(190)

Increase in cash and cash equivalents	263	303
Cash and cash equivalents, January 1	211	90
Cash and cash equivalents, June 30	$474	$393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$36	$34
Income tax payments, net of refunds	$26	$8

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITY
Decrease in accounts payable from investments
in property, plant and equipment	$(12)	$(4)

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
	(unaudited)

Operating revenues	$981	$908	$2,349	$2,333

Operating expenses
Cost of natural gas	529	476	1,441	1,462
Other operating expenses	248	232	491	465
Depreciation	70	67	139	133
Franchise fees and other taxes	29	27	65	66
Total operating expenses	876	802	2,136	2,126

Operating income	105	106	213	207

Other expense, net	(2)	(1)	(4)	(1)
Interest income	8	13	14	16
Interest expense	(17)	(16)	(35)	(34)
Income before income taxes	94	102	188	188

Income tax expense	39	43	78	80

Net income	55	59	110	108
Preferred dividend requirements	1	1	1	1
Earnings applicable to common shares	$54	$58	$109	$107

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$474	$211
Accounts receivable - trade	405	640
Accounts receivable - other	15	33
Interest receivable	1	10
Due from unconsolidated affiliates	204	108
Deferred income taxes	32	42
Inventories	50	106
Other regulatory assets	39	41
Other	36	18
Total current assets	1,256	1,209

Other assets:
Regulatory assets arising from pension and other postretirement benefit obligations	155	136
Other regulatory assets	104	95
Sundry	13	19
Total other assets	272	250

Property, plant and equipment:
Property, plant and equipment	8,292	8,148
Less accumulated depreciation	(3,304)	(3,248)
Property, plant and equipment, net	4,988	4,900
Total assets	$6,516	$6,359

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$386	$416
Accounts payable - other	77	114
Due to unconsolidated affiliates	33	74
Income taxes payable	40	13
Regulatory balancing accounts, net	250	167
Customer deposits	89	88
Other	340	304
Total current liabilities	1,215	1,176

Long-term debt	1,105	1,107

Deferred credits and other liabilities:
Customer advances for construction	94	91
Pension and other postretirement benefit obligations, net of plan assets	184	172
Deferred income taxes	119	124
Deferred investment tax credits	34	36
Regulatory liabilities arising from removal obligations	1,048	1,019
Asset retirement obligations	675	655
Deferred taxes refundable in rates	228	221
Deferred credits and other	265	268
Total deferred credits and other liabilities	2,647	2,586

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized;
91 million shares outstanding; no par value)	866	866
Retained earnings	666	607
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	1,549	1,490
Total liabilities and shareholders' equity	$6,516	$6,359

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110	$108
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	139	133
Deferred income taxes and investment tax credits	11	(8)
Gain on sale of assets	(2)	(1)
Accretion of interest	3	4
Net changes in working capital components	401	533
Changes in other assets	6	4
Changes in other liabilities	(10)	4
Net cash provided by operating activities	658	777

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(191)	(193)
Increase in loans to affiliates, net	(105)	(94)
Proceeds from sale of assets	2	2
Net cash used in investing activities	(294)	(285)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(100)
Preferred dividends paid	(1)	(1)
Decrease in short-term debt	--	(88)
Net cash used in financing activities	(101)	(189)

Increase in cash and cash equivalents	263	303
Cash and cash equivalents, January 1	211	90
Cash and cash equivalents, June 30	$474	$393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$33	$31
Income tax payments, net of refunds	$26	$8

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITY
Decrease in accounts payable from investments
in property, plant and equipment	$(12)	$(4)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Principles of Consolidation

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and of Southern California Gas Company (SoCalGas) (collectively referred to as the company or the companies). PE’s common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The accompanying financial statements are, in one case, the Condensed Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the other case, the Condensed Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

Sempra Energy also indirectly owns all of the common stock of San Diego Gas & Electric Company (SDG&E). SoCalGas and SDG&E are collectively referred to as the Sempra Utilities.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 (the Annual Report) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

The companies' significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes, except for the adoption of new accounting standards as discussed in Note 2.

Other operating expenses include operating and maintenance costs, and general and administrative costs, consisting primarily of personnel costs, purchased materials and services, and outside services.

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

SFAS 157, "Fair Value Measurements" (SFAS 157): SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not expand the application of fair value accounting to any new circumstances. The company applies recurring fair value measurements to certain assets and liabilities, primarily commodity and other derivatives.

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

Although this statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, early adoption may be elected if the reporting entity has not yet issued financial statements for the fiscal year, including interim period financial statements. The company elected to early-adopt SFAS 157 in the first quarter of 2007. There was no transition adjustment as a result of the companies' adoption of SFAS 157. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value. This additional disclosure is provided in Note 5.

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

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 which amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The company's implementation of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result, SoCalGas recognized a $1 million decrease in retained earnings. Including this adjustment, the company had unrecognized tax benefits of $33 million (of which $32 million applied to SoCalGas) as of January 1, 2007. Of this amount, $26 million (of which $25 million applied to SoCalGas) related to tax positions that, if recognized, would decrease the effective tax rate; however, $21 million (all of which applied to SoCalGas) related to tax positions that would increase the effective tax rate in subsequent years. There were no material changes to the company’s unrecognized tax benefit amounts as of June 30, 2007.

It is reasonably possible that the company’s unrecognized tax benefits could decrease by up to $3 million within the next 12 months due to the expiration of statutes of limitations on tax assessments.

Effective January 1, 2007, the company’s policy is to recognize accrued interest and penalties on accrued tax balances as components of tax expense. Prior to the adoption of FIN 48, the company accrued interest expense and penalties as components of tax expense and interest income as a component of interest income.

As of January 1, 2007, the company had accrued a total of $2 million (all of which applied to SoCalGas) of interest expense. There was no material change to the company’s accrued interest expense as of June 30, 2007. The company had no accrued penalties as of either January 1, 2007 or June 30, 2007. Amounts accrued for interest expense associated with income taxes are included in income tax expense on the Statements of Consolidated Income and in various income tax balances on the Consolidated Balance Sheets.

The companies are subject to U.S. federal income tax as well as income tax of state jurisdictions. The companies are no longer subject to examination by U.S. federal and major state tax jurisdictions for years before 2002. Federal and major state income tax returns from 2002 through the present are currently open to examination.

In addition, the companies have filed federal and state refund claims for tax years back to 1998. The pre-2002 tax years are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these years.

NOTE 3. OTHER FINANCIAL DATA

Asset Retirement Obligations

The company’s asset retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, are discussed in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Following are the changes in asset retirement obligations for the six months ended June 30, 2007 and 2006:

(Dollars in millions)	2007	2006
Balance as of January 1*	$669	$505
Accretion expense	21	16
Payments	(1)	--
Liabilities incurred	1	--
Balance as of June 30*	$690	$521

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs for the three months and six months ended June 30:

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$9	$11	$6	$5
Interest cost	24	24	12	10
Expected return on assets	(25)	(25)	(10)	(10)
Amortization of:
Prior service cost	--	1	(1)	(2)
Actuarial loss	1	2	1	2
Regulatory adjustment	(8)	(13)	--	2
Total net periodic benefit cost	$1	$--	$8	$7

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$20	$21	$11	$9
Interest cost	48	48	23	20
Expected return on assets	(51)	(49)	(20)	(19)
Amortization of:
Prior service cost	1	3	(3)	(3)
Actuarial loss	1	3	3	3
Regulatory adjustment	(18)	(25)	2	3
Total net periodic benefit cost	$1	$1	$16	$13

The company expects to contribute $3 million to its pension plan and $31 million to its other postretirement benefit plans in 2007. For the six months ended June 30, 2007, the company made contributions of $1 million and $15 million to the pension plan and other postretirement benefit plans, respectively, including $1 million and $7 million, respectively, for the three months ended June 30, 2007.

Capitalized Interest

The company recorded a negligible amount and $1 million of capitalized interest for the three months and six months ended June 30, 2007, respectively, including the debt-related portion of allowance for funds used during construction. The company recorded $1 million of capitalized interest for the six months ended June 30, 2006, all during the three months ended March 31, 2006, including the debt-related portion of allowance for funds used during construction.

Other Expense, Net

Other Expense, Net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Regulatory interest, net	$(3)	$(2)	$(5)	$(3)
Allowance for equity funds used during construction	1	1	2	3
Sundry, net	--	--	(1)	(1)
Total at SoCalGas	(2)	(1)	(4)	(1)
Additional at Pacific Enterprises:
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Sundry, net	2	1	2	--
Total	$(1)	$(1)	$(3)	$(2)

Comprehensive Income

For the three and six months ended June 30, 2007 and 2006, comprehensive income was equal to net income.

NOTE 4. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

SoCalGas and its affiliate, SDG&E, have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At June 30, 2007, the company had no outstanding borrowings under this facility.

Additional information concerning this credit facility is provided in the Annual Report.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing.

Fair value hedge

During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375 percent first mortgage bonds maturing in 2011 for a floating rate. The swap expires in 2011. At both June 30, 2007 and 2006, market value adjustments since inception of the hedge of $5 million were recorded as an increase in fixed-price contracts and other derivatives (in Deferred Credits and Other) and as an offsetting decrease in Long-term Debt, without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on these swaps.

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs. During the first six months of 2007, the company had no significant level 3 instruments.

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of June 30, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets:
Commodity derivatives	$16	$3	$--	$19

Liabilities:
Other derivatives	$--	$5	$--	$5

Commodity derivatives include commodity derivative positions entered into to manage customer price exposures, and other derivatives include interest-rate management instruments.

NOTE 6. REGULATORY MATTERS

General Rate Case

In April 2007, the company filed an amendment to its original 2008 General Rate Case application (2008 GRC) as filed in December 2006 with the California Public Utilities Commission (CPUC). The 2008 GRC application, as amended, establishes the authorized margin requirements and the ratemaking mechanisms by which those margin requirements would change annually effective in 2008 through 2013 (2008 GRC rate period). The amended 2008 GRC request represents an increase in the company’s annual authorized margin of $133 million, as compared to 2007 authorized margin.

As part of the General Rate Case process, applications are subject to review and testimony by various groups representing the interests of ratepayers and other constituents. In early July 2007, the CPUC’s Division of Ratepayer Advocates (DRA) submitted testimony to the CPUC proposing, among other things, reductions to SoCalGas’ requested margin requirements by $201 million. In addition, the DRA proposed a 5-year term as the applicable 2008 GRC rate period as compared to the 6-year term proposed by the company. Testimony submitted to the CPUC by certain other advocacy groups proposes, among other things, additional reductions in the requested margin requirements beyond those proposed by the DRA.

On July 20, 2007, the company submitted rebuttal testimony to the CPUC responding to the DRA's and other advocacy groups’ testimonies. Public hearings on the 2008 GRC are now scheduled to be held in early August 2007 and are expected to last up to three weeks. A final decision is expected early in 2008, with an effective date retroactive to January 1, 2008.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR), demand-side management and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received.

In 2006, the DRA recommended approval of SoCalGas' GCIM Year 12 application requesting a shareholder award of $10 million. A final CPUC decision is expected in the third quarter of 2007. SoCalGas filed its GCIM Year 13 application on June 15, 2007, seeking a $9 million shareholder reward. A final CPUC decision is expected in the latter part of 2008. In July 2007, SoCalGas received approval of its 2006 Operational PBR shareholder award of $1 million, which will be included in the company's earnings in the third quarter of 2007.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At June 30, 2007, the company's reserves for litigation matters were $112 million, all of which related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

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

The Los Angeles City Council had not previously voted to approve the City of Los Angeles' participation in the January 2006 California settlement. On March 26, 2007, Sempra Energy and the Sempra Utilities entered into a separate settlement agreement with the City of Los Angeles resolving all of its claims in the Continental Forge litigation in return for the payment of $8.5 million on April 25, 2007. This payment was made in lieu of the $12 million payable in eight annual installments that the City of Los Angeles was to receive as part of the January 2006 California settlement.

Additional consideration for the January 2006 California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified LNG from its LNG terminal being constructed in Baja California, Mexico, for a period of 18 years at the California border index price minus $0.02 per million British thermal units (MMBtu). The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC in July 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. Based on the expected contractual volumes of power to be delivered, this discount would have potential value aggregating $300 million over the contract's then remaining six-year term. As a result of recording the price discount of the DWR contract in 2005, subsequent earnings reported on the DWR contract reflect original rather than discounted power prices. The price reductions would be offset by any amounts in excess of a $150 million threshold up to the full amount of the price reduction that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

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

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 state antitrust actions that have been coordinated in San Diego Superior Court against Sempra Energy, the Sempra Utilities and Sempra Commodities and other, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. On July 11, 2007, the Superior Court stayed both the entire proceeding against all defendants on federal preemption and filed rate grounds pending the Ninth Circuit Court of Appeals' decision in the Sierra Pacific case described above and the portion of the proceeding involving all but four of the 13 individual plaintiffs who brought actions against the company because they are class members in the Continental Forge settlement class described above.

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

Other Litigation

In 1998, SoCalGas converted its traditional pension plan for non-union employees to a cash balance plan. In July 2005, a lawsuit was filed against the company in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling. The matter has been fully briefed at the Ninth Circuit Court of Appeals, but oral argument has not been scheduled.

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

RESULTS OF OPERATIONS

Revenues and Cost of Sales

During the six months ended June 30, 2007, natural gas revenues increased compared to the corresponding period in 2006, primarily as a result of higher authorized revenues and higher refundable costs, offset by lower cost of natural gas. For the three months ended June 30, 2007, revenues increased due to higher cost of natural gas, authorized revenues and refundable costs. Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to customers on a substantially concurrent basis. However, SoCalGas' gas cost incentive mechanism (GCIM) allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 8 of the Notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes natural gas volumes and revenues by customer class for the six month periods ended June 30.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2007:
Residential	138	$1,524	1	$2	139	$1,526
Commercial and industrial	58	546	133	100	191	646
Electric generation plants	--	--	70	24	70	24
Wholesale	--	--	69	27	69	27
	196	$2,070	273	$153	469	2,223
Balancing accounts and other						126
Total						$2,349

2006:
Residential	143	$1,625	1	$3	144	$1,628
Commercial and industrial	58	565	136	104	194	669
Electric generation plants	--	--	73	28	73	28
Wholesale	--	--	72	11	72	11
	201	$2,190	282	$146	483	2,336
Balancing accounts and other						(3)
Total						$2,333

Interest Income

Interest income at Pacific Enterprises (PE) decreased by $14 million (36%) in the six months ended June 30, 2007 to $25 million and by $18 million (58%) in the three months ended June 30, 2007 to $13 million. The decreases were primarily due to $13 million in interest income recorded in 2006 at PE related to an insurance claim.

Income Taxes

Income tax expense was $82 million and $88 million ($78 million and $80 million for SoCalGas) for the six months ended June 30, 2007 and 2006, respectively, and the effective income tax rates for the company were 42 percent and 43 percent (41 percent and 43 percent at SoCalGas), respectively. Income tax expense was $41 million and $50 million ($39 million and $43 million for SoCalGas) for the three months ended June 30, 2007 and 2006, respectively, and the effective income tax rates for the company were 42 percent and 43 percent (41 percent and 42 percent at SoCalGas), respectively.

The decrease in expense for the three months ended June 30, 2007 was due primarily to lower pretax income and a slightly lower effective tax rate.

Net Income

Net income for SoCalGas increased by $2 million (2%) in the six months ended June 30, 2007 to $110 million and decreased by $4 million (7%) in the three months ended June 30, 2007 to $55 million. The increase for the six months ended June 30, 2007 was primarily due to an increase in 2007 of $13 million in the amount that authorized revenues exceeded operating costs, partially offset by the favorable resolution of a natural gas royalty matter and an adjustment to the California energy crisis litigation reserves, which increased 2006 net income by $7 million and $3 million, respectively. The $4 million decrease for the three months ended June 30, 2007 was primarily due to the favorable resolution of the natural gas royalty matter and adjustment to the litigation reserves, both in 2006, offset partially by an increase in 2007 of $5 million in the amount that authorized revenues exceeded operating costs.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2007, the company had $474 million in unrestricted cash and $500 million in available unused credit on its committed line at SoCalGas which is shared with SDG&E and which is discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities decreased by $141 million (17%) to $665 million for 2007. For SoCalGas, net cash provided by operating activities decreased by $119 million (15%) to $658 million for 2007. The changes were primarily due to a $43 million increase in overcollected regulatory balancing accounts in 2007 as compared to a $179 million increase in 2006.

For the six months ended June 30, 2007, the company made contributions of $1 million and $15 million to the pension and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities decreased by $13 million (4%) to $300 million for 2007. Net cash used in SoCalGas' investing activities increased by $9 million (3%) to $294 million for 2007. The changes were primarily due to a decrease of $17 million at PE and an increase of $11 million at SoCalGas in advances to Sempra Energy.

Significant capital expenditures in 2007 are expected to include $500 million for improvements to distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities decreased by $88 million (46%) to $102 million for 2007. Net cash used in SoCalGas' financing activities decreased by $88 million (47%) to $101 million for 2007. The change was attributable to an $88 million reduction of short-term debt in 2006.

COMMITMENTS

At June 30, 2007, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $472 million and $18 million, respectively, related to new natural gas contracts and environmental commitments. The future payments under these contractual commitments are expected to be $198 million for 2007, $144 million for 2008, $20 million for 2009, $15 million for 2010, $15 million for 2011, and $98 million thereafter.

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

Industry Developments

Note 6 of the Notes to Condensed Consolidated Financial Statements herein and Note 8 of the Notes to Consolidated Financial Statements in the Annual Report describe natural gas regulation and rates, and other pending proceedings and investigations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting policies are viewed by management as critical because their application is the most relevant, judgmental and/or material to the company's financial position and results of operations, and/or because they require the use of material judgments and estimates.

The company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. One accounting pronouncement that has recently become effective and may have a significant effect on the company’s accounting policies and estimates is described below and was adopted by the company effective January 1, 2007, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

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

For a position to qualify for benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. If the company does not have a more likely than not position with respect to a tax position, then the company may not recognize any of the potential tax benefit associated with the position. A tax position that meets the “more likely than not” recognition shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon the effective resolution of the tax position.

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

As of June 30, 2007, the total Value at Risk of SoCalGas' positions was not material.

ITEM 4. CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures. There have been no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proposal: Election of directors:

At the annual meeting of shareholders on May 30, 2007, shareholders elected three directors for a one-year term expiring in 2009. The name of each nominee and the number of shares voted for and withheld from the election of each director were as follows. There were no abstentions or broker non-votes.

Pacific Enterprises:

Nominees	Votes For	Votes Withheld
Michael R. Niggli	83,917,664	0
Debra L. Reed	83,917,664	0
Mark A. Snell	83,917,664	0

SoCalGas:

Nominees	Votes For	Votes Withheld
Michael R. Niggli	91,350,982	0
Debra L. Reed	91,350,982	0
Mark A. Snell	91,350,982	0

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

PACIFIC ENTERPRISES, (Registrant)

Date: August 2, 2007	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 2, 2007	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer