Form 10-Q
period 2007-09-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2007-11-01
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2007

Commission File Number	Name of Registrant, State or other jurisdiction of incorporation or organization, Address and Telephone Number	I.R.S. Employer Identification No.
1-40	PACIFIC ENTERPRISES (A California Corporation) 101 Ash Street San Diego, California 92101 (619) 696-2020	94-0743670
1-1402	SOUTHERN CALIFORNIA GAS COMPANY (A California Corporation) 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	95-1240705

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
	(unaudited)

Operating revenues	$819	$812	$3,168	$3,145

Operating expenses
Cost of natural gas	350	365	1,791	1,827
Other operating expenses	254	222	746	688
Depreciation	71	67	210	200
Franchise fees and other taxes	26	26	91	92
Total operating expenses	701	680	2,838	2,807

Operating income	118	132	330	338

Other expense, net	(1)	(1)	(4)	(3)
Interest income	15	13	40	52
Interest expense	(20)	(20)	(58)	(57)
Income before income taxes	112	124	308	330

Income tax expense	46	63	128	151

Net income	66	61	180	179
Preferred dividend requirements	1	1	3	3
Earnings applicable to common shares	$65	$60	$177	$176

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140	$211
Accounts receivable - trade	330	640
Accounts receivable - other	56	33
Interest receivable	--	10
Due from unconsolidated affiliates	119	63
Income taxes receivable	80	54
Deferred income taxes	24	43
Inventories	192	106
Other regulatory assets	39	41
Other	23	17
Total current assets	1,003	1,218

Other assets:
Due from unconsolidated affiliates	456	448
Regulatory assets arising from pension and other postretirement benefit obligations	137	136
Other regulatory assets	101	95
Sundry	36	41
Total other assets	730	720

Property, plant and equipment:
Property, plant and equipment	8,375	8,151
Less accumulated depreciation	(3,353)	(3,248)
Property, plant and equipment, net	5,022	4,903
Total assets	$6,755	$6,841

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$251	$416
Accounts payable - other	113	114
Due to unconsolidated affiliates	92	102
Regulatory balancing accounts, net	113	167
Customer deposits	90	88
Other	332	305
Total current liabilities	991	1,192

Long-term debt	1,110	1,107

Deferred credits and other liabilities:
Customer advances for construction	98	91
Pension and other postretirement benefit obligations, net of plan assets	167	172
Deferred income taxes	102	107
Deferred investment tax credits	34	36
Regulatory liabilities arising from removal obligations	1,030	1,019
Asset retirement obligations	685	655
Deferred taxes refundable in rates	233	221
Preferred stock of subsidiary	20	20
Deferred credits and other	281	291
Total deferred credits and other liabilities	2,650	2,612

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	80	80
Common stock (600 million shares authorized;
84 million shares outstanding; no par value)	1,462	1,464
Retained earnings	467	391
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	2,004	1,930
Total liabilities and shareholders' equity	$6,755	$6,841

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180	$179
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	210	200
Deferred income taxes and investment tax credits	22	2
Accretion of interest	4	5
Other	(5)	(4)
Quasi-reorganization resolution	--	12
Net changes in working capital components	30	476
Changes in other assets	12	3
Changes in other liabilities	(6)	8
Net cash provided by operating activities	447	881

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(300)	(284)
Increase in loans to affiliates, net	(116)	(114)
Proceeds from sale of assets	2	9
Other	(1)	--
Net cash used in investing activities	(415)	(389)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(150)
Preferred dividends paid	(3)	(3)
Decrease in short-term debt	--	(88)
Net cash used in financing activities	(103)	(241)

Increase (decrease) in cash and cash equivalents	(71)	251
Cash and cash equivalents, January 1	211	90
Cash and cash equivalents, September 30	$140	$341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$48	$45
Income tax payments, net of refunds	$118	$74

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITY
Decrease in accounts payable from investments
in property, plant and equipment	$(11)	$(5)

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
	(unaudited)

Operating revenues	$819	$812	$3,168	$3,145

Operating expenses
Cost of natural gas	350	365	1,791	1,827
Other operating expenses	255	222	746	687
Depreciation	71	67	210	200
Franchise fees and other taxes	26	26	91	92
Total operating expenses	702	680	2,838	2,806

Operating income	117	132	330	339

Other expense, net	--	--	(4)	(1)
Interest income	8	7	22	23
Interest expense	(18)	(19)	(53)	(53)
Income before income taxes	107	120	295	308

Income tax expense	44	59	122	139

Net income	63	61	173	169
Preferred dividend requirements	--	--	1	1
Earnings applicable to common shares	$63	$61	$172	$168

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140	$211
Accounts receivable - trade	330	640
Accounts receivable - other	53	33
Interest receivable	--	10
Due from unconsolidated affiliates	167	108
Income taxes receivable	20	--
Deferred income taxes	23	42
Inventories	192	106
Other regulatory assets	39	41
Other	25	18
Total current assets	989	1,209

Other assets:
Regulatory assets arising from pension and other postretirement benefit obligations	137	136
Other regulatory assets	101	95
Sundry	12	19
Total other assets	250	250

Property, plant and equipment:
Property, plant and equipment	8,372	8,148
Less accumulated depreciation	(3,353)	(3,248)
Property, plant and equipment, net	5,019	4,900
Total assets	$6,258	$6,359

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$251	$416
Accounts payable - other	113	114
Due to unconsolidated affiliates	61	74
Income taxes payable	--	13
Regulatory balancing accounts, net	113	167
Customer deposits	90	88
Other	331	304
Total current liabilities	959	1,176

Long-term debt	1,110	1,107

Deferred credits and other liabilities:
Customer advances for construction	98	91
Pension and other postretirement benefit obligations, net of plan assets	167	172
Deferred income taxes	118	124
Deferred investment tax credits	34	36
Regulatory liabilities arising from removal obligations	1,030	1,019
Asset retirement obligations	685	655
Deferred taxes refundable in rates	233	221
Deferred credits and other	262	268
Total deferred credits and other liabilities	2,627	2,586

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized;
91 million shares outstanding; no par value)	866	866
Retained earnings	679	607
Accumulated other comprehensive income (loss)	(5)	(5)
Total shareholders' equity	1,562	1,490
Total liabilities and shareholders' equity	$6,258	$6,359

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$173	$169
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	210	200
Deferred income taxes and investment tax credits	23	3
Accretion of interest	4	5
Other	(2)	(4)
Net changes in working capital components	20	460
Changes in other assets	8	3
Changes in other liabilities	(1)	12
Net cash provided by operating activities	435	848

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(300)	(284)
Increase in loans to affiliates, net	(107)	(83)
Proceeds from sale of assets	2	9
Net cash used in investing activities	(405)	(358)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(150)
Preferred dividends paid	(1)	(1)
Decrease in short-term debt	--	(88)
Net cash used in financing activities	(101)	(239)

Increase (decrease) in cash and cash equivalents	(71)	251
Cash and cash equivalents, January 1	211	90
Cash and cash equivalents, September 30	$140	$341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$43	$41
Income tax payments, net of refunds	$118	$74

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITY
Decrease in accounts payable from investments
in property, plant and equipment	$(11)	$(5)

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the Annual Report) and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

NOTE 2. NEW ACCOUNTING STANDARDS

Pronouncements that have recently become effective that have had or may have a significant effect on the company's financial statements are described below.

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

SFAS 157: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 5), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or blockage factor discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information. These assumptions include the risk inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.

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

The company elected to early-adopt SFAS 157 in the first quarter of 2007. There was no transition adjustment as a result of the company's adoption of SFAS 157. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value. This additional disclosure is provided in Note 5.

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

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The company's implementation of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

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

As of September 30, 2007, the company had unrecognized tax benefits of $29 million (all of which applied to SoCalGas). Of this amount, $22 million related to tax positions that, if recognized, would decrease the effective tax rate; however, $21 million related to tax positions that would increase the effective tax rate in subsequent years.

It is reasonably possible that the company’s unrecognized tax benefits could decrease by up to $3 million within the next 12 months due to the expiration of statutes of limitations on tax assessments and by up to $22 million due to the potential resolution of audit issues with various federal and state taxing authorities.

Effective January 1, 2007, the company’s policy is to recognize accrued interest and penalties on accrued tax balances as components of tax expense. Prior to the adoption of FIN 48, the company accrued interest expense and penalties as components of tax expense and interest income as a component of interest income. As of January 1, 2007, the company had accrued a total of $2 million (all of which applied to SoCalGas) of interest expense. There was no material change to the company’s accrued interest expense as of September 30, 2007. The company had no accrued penalties as of either January 1, 2007 or September 30, 2007. Amounts accrued for interest expense associated with income taxes are included in income tax expense on the Statements of Consolidated Income and in various income tax balances on the Consolidated Balance Sheets.

The companies are subject to U.S. federal income tax as well as income tax of state jurisdictions. The companies remain subject to examination by U.S. federal and major state tax jurisdictions only for years after 2001.

In addition, the companies have filed federal and state refund claims for tax years back to 1998. The pre-2002 tax years are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these years.

NOTE 3. OTHER FINANCIAL DATA

Asset Retirement Obligations

The company’s asset retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, and FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, are discussed in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Following are the changes in asset retirement obligations for the nine months ended September 30, 2007 and 2006:

(Dollars in millions)	2007	2006
Balance as of January 1*	$669	$505
Accretion expense	31	24
Liabilities incurred	1	--
Payments	(1)	--
Revision to estimated cash flows	--	1
Balance as of September 30*	$700	$530

*	The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs for the three months and nine months ended September 30:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$11	$9	$3	$4
Interest cost	24	23	10	7
Expected return on assets	(25)	(24)	(10)	(9)
Amortization of:
Prior service cost	1	2	(1)	(1)
Actuarial loss	(1)	1	1	(1)
Regulatory adjustment	(9)	(10)	4	1
Total net periodic benefit cost	$1	$1	$7	$1

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$31	$30	$14	$13
Interest cost	72	71	33	27
Expected return on assets	(76)	(73)	(30)	(28)
Amortization of:
Prior service cost	2	5	(4)	(4)
Actuarial loss	--	4	4	2
Regulatory adjustment	(27)	(35)	6	4
Total net periodic benefit cost	$2	$2	$23	$14

The company expects to contribute $1 million to its pension plan and $26 million to its other postretirement benefit plans in 2007. For the nine months ended September 30, 2007, the company made contributions of $1 million and $22 million to the pension plan and other postretirement benefit plans, respectively, including a negligible amount and $7 million, respectively, for the three months ended September 30, 2007.

Capitalized Interest

The company recorded a negligible amount and $1 million of capitalized interest for the three months and nine months ended September 30, 2007, respectively, including the debt-related portion of allowance for funds used during construction. The company recorded $1 million and $2 million of capitalized interest for the three months and nine months ended September 30, 2006, respectively, including the debt-related portion of allowance for funds used during construction.

Comprehensive Income

For the three and nine months ended September 30, 2007 and 2006, comprehensive income was equal to net income.

Other Expense, Net

Other Expense, Net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Regulatory interest, net	$(1)	$(2)	$(6)	$(5)
Allowance for equity funds used during construction	2	2	4	5
Sundry, net	(1)	--	(2)	(1)
Total at SoCalGas	--	--	(4)	(1)
Additional at Pacific Enterprises:
Preferred dividends of subsidiary	--	--	(1)	(1)
Sundry, net	(1)	(1)	1	(1)
Total	$(1)	$(1)	$(4)	$(3)

Income Taxes

The effective income tax rates for the company were 41 percent and 51 percent (41 percent and 49 percent at SoCalGas), for the three months ended September 30, 2007 and 2006, respectively, and 42 percent and 46 percent (41 percent and 45 percent at SoCalGas), for the nine months ended September 30, 2007 and 2006, respectively. The lower effective tax rate for the three months ended September 30, 2007 was due to a higher deduction for basis differences in fixed assets. The lower effective tax rate for the nine months ended September 30, 2007 was due to a higher deduction for basis differences in fixed assets and a higher federal deduction for state taxes.

NOTE 4. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

SoCalGas and its affiliate, SDG&E, have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At September 30, 2007, the company had no outstanding borrowings under this facility.

Additional information concerning this credit facility is provided in the Annual Report.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing.

Fair value hedge

During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375-percent first mortgage bonds maturing in 2011 for a floating rate for the remaining term of the bonds. At both September 30, 2007 and 2006, market value adjustments since inception of the hedge of $1 million and $3 million were recorded as an increase in fixed-price contracts and other derivatives (in Deferred Credits and Other) and as an offsetting decrease in Long-term Debt, without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on this swap.

NOTE 5. FINANCIAL INSTRUMENTS

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. The company's fair value interest-rate swap is discussed in Note 4.

Natural Gas Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments enable the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company records realized gains or losses on derivative instruments associated with transactions for natural gas contracts in Cost of Natural Gas on the Statements of Consolidated Income. On the Consolidated Balance Sheets, the company records corresponding regulatory assets and liabilities related to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs. During the first nine months of 2007, the company had no significant level 3 recurring measurements.

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of September 30, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$9	$2	$--	$11

Liabilities:
Commodity derivatives	$1	$--	$--	$1
Other derivatives	--	1	--	1
Total	$1	$1	$--	$2

Commodity derivatives include commodity derivative positions entered into to manage customer price exposures, and other derivatives include interest-rate management instruments.

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a nonrecurring basis during the nine months ended September 30, 2007. The fair value measures classified as level 3 are calculated based on discounted expected future cash flows.

Nonrecurring Fair Value Measures	At fair value during the nine months ended September 30, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Liabilities:
Asset retirement obligations*	$--	$--	$1	$1

*	Update to asset retirement obligation costs as discussed in Note 3.

NOTE 6. REGULATORY MATTERS

General Rate Case

In April 2007, the company filed an amendment to its original 2008 General Rate Case application (2008 GRC) as filed in December 2006 with the California Public Utilities Commission (CPUC). The 2008 GRC application, as amended, establishes the authorized margin requirements and the ratemaking mechanisms by which those margin requirements would change annually effective in 2008 through 2013 (2008 GRC rate period). The amended 2008 GRC request represents an increase in the company's annual authorized margin of $130 million, as compared to 2007 authorized margin.

As part of the General Rate Case process, applications are subject to review and testimony by various groups representing the interests of ratepayers and other constituents. In July 2007, the CPUC's Division of Ratepayer Advocates (DRA) submitted testimony to the CPUC proposing, among other things, reductions to SoCalGas' requested margin requirements by $201 million. In addition, the DRA proposed a 5-year term as the applicable 2008 GRC rate period as compared to the 6-year term proposed by the company. Testimony submitted to the CPUC by certain other advocacy groups proposes, among other things, additional reductions in the requested margin requirements beyond those proposed by the DRA.

In July 2007, the company submitted rebuttal testimony to the CPUC responding to the DRA's and other advocacy groups' testimonies. Public hearings on the 2008 GRC were held in August 2007 and September 2007. A final decision is expected in the first quarter of 2008. The company has filed a request with the CPUC to make any decision on the 2008 GRC effective retroactive to January 1, 2008.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR), demand-side management and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received. All awards discussed below are on a pretax basis.

In July 2007, SoCalGas received approval of its 2006 Operational PBR shareholder award of $1 million, which was included in the company's earnings in the third quarter of 2007. On November 1, 2007, SoCalGas received approval of its GCIM Year 12 application requesting a shareholder award of $10 million, which will be recorded in the fourth quarter of 2007. In October 2007, the DRA recommended approval of SoCalGas' GCIM Year 13 application, which was filed with the CPUC in June 2007, seeking a $9 million shareholder reward. A final CPUC decision is expected in the first half of 2008.

In September 2007, the CPUC established a mechanism to financially reward or penalize the California investor-owned utilities (IOUs) for their performance on post-2005 energy-efficiency programs. The mechanism rewards or penalizes the IOUs based upon specific portfolio performance goals to reduce energy consumption. The program provides for three-year cycles, with the first three-year cycle covering 2006 through 2008. The company's maximum rewards and penalties, on a pretax basis, are $20 million. Generally, the company will be entitled to rewards when the energy cost savings are 80-110 percent of goal. The company is subject to penalties when the savings are less than 65 percent of goal, with the maximum penalty reached when savings are 55 percent of goal. No incentive or penalty applies for performance between 65-80 percent.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At September 30, 2007, the company's reserves for litigation matters were $77 million, of which $74 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Sempra Commodities, Sempra Generation and Sempra LNG, referred to in the following discussion, are business units of Sempra Energy.

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

The San Diego County Superior Court entered a final order approving the settlement of the Continental Forge class-action litigation as fair and reasonable in July 2006. The California Attorney General and the Department of Water Resources (DWR) have appealed the final order. Oral argument is expected to take place in 2008. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement in September 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

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

Additional consideration for the January 2006 California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified liquefied natural gas (LNG) from its LNG terminal being constructed in Baja California, Mexico, for a period of 18 years at the California border index price minus $0.02 per million British thermal units (MMBtu). The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC in July 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. Based on the expected contractual volumes of power to be delivered, this discount would have potential value aggregating $300 million over the contract's then remaining six-year term.

Under the terms of the January 2006 settlements, $83 million was paid in August 2006 and an additional $83 million was paid in August 2007. Of the remaining amounts, $25.8 million is to be paid on the closing date of the January 2006 settlements, which will take place after the resolution of all appeals, and $24.8 million will be paid on each successive anniversary of the closing date through the seventh anniversary of the closing date, as adjusted for the City of Los Angeles settlement. Under the terms of the City of Los Angeles settlement, $8.5 million was paid on April 25, 2007. The reserves recorded for the California and Nevada settlements by Sempra Energy, including SoCalGas, in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract. A portion of the reserves was discounted at 7 percent, the rate specified for prepayments in the settlement agreement. For payments not addressed in the agreement and for periods from the settlement date through the estimated date of the first payment, 5 percent was used to approximate Sempra Energy's average cost of financing.

Other Natural Gas Cases

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges a conspiracy to manipulate and inflate the prices that Nevada Power had to pay for its natural gas by preventing the construction of natural gas pipelines to serve Nevada and other Western states, and reporting artificially inflated prices to trade publications. The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission (FERC) had exclusive jurisdiction to resolve the claims. In September 2007, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) reversed the dismissal and the case is expected to return to the District Court for further proceedings.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 state antitrust actions that have been coordinated in San Diego Superior Court against Sempra Energy, the Sempra Utilities and Sempra Commodities and other, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. In July 2007, the Superior Court stayed the portion of the proceeding involving all but three of the 13 individual plaintiffs who brought actions against the company because they are class members in the Continental Forge settlement class described above.

Pending in the U.S. District Court in Nevada are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The court dismissed four of these actions, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and these cases are expected to return to the District Court for further proceedings.

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

NOTE 8. SUBSEQUENT EVENT -- SOUTHERN CALIFORNIA WILDFIRES

In October 2007, major wildfires throughout Southern California destroyed many homes, damaged utility infrastructure and disrupted utility services. On October 21, 2007, Governor Arnold Schwarzenegger declared a state of emergency for seven California counties, including the County of San Diego and six counties within SoCalGas' service territory. The Sempra Utilities will each apply to the CPUC to recover any material incremental costs of restoring utility services and utility facilities damaged by the wildfires in cost recovery proceedings applicable to disaster events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2006 Annual Report on Form 10-K (Annual Report).

RESULTS OF OPERATIONS

Revenues and Cost of Sales

During the nine months ended September 30, 2007, natural gas revenues increased compared to the corresponding period in 2006, primarily as a result of higher authorized revenues and higher refundable costs, offset by lower cost of natural gas. Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to customers on a substantially concurrent basis. However, SoCalGas' gas cost incentive mechanism allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 8 of the Notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes natural gas volumes and revenues by customer class for the nine month periods ended September 30.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2007:
Residential	173	$1,915	1	$3	174	$1,918
Commercial and industrial	79	729	204	150	283	879
Electric generation plants	--	--	158	56	158	56
Wholesale	--	--	99	42	99	42
	252	$2,644	462	$251	714	2,895
Balancing accounts and other						273
Total						$3,168

2006:
Residential	176	$2,009	1	$4	177	$2,013
Commercial and industrial	79	747	203	157	282	904
Electric generation plants	--	--	147	59	147	59
Wholesale	--	--	99	27	99	27
	255	$2,756	450	$247	705	3,003
Balancing accounts and other						142
Total						$3,145

Interest Income

Interest income at Pacific Enterprises (PE) decreased by $12 million (23%) in the nine months ended September 30, 2007 to $40 million. The decrease in the nine months ended September 30, 2007 was primarily due to $13 million in interest income recorded in 2006 at PE related to an insurance claim.

Income Taxes

Income tax expense was $128 million and $151 million ($122 million and $139 million for SoCalGas) for the nine months ended September 30, 2007 and 2006, respectively, and the effective income tax rates for the company were 42 percent and 46 percent (41 percent and 45 percent at SoCalGas), respectively.

Income tax expense was $46 million and $63 million ($44 million and $59 million for SoCalGas) for the three months ended September 30, 2007 and 2006, respectively, and the effective income tax rates for the company were 41 percent and 51 percent (41 percent and 49 percent at SoCalGas), respectively.

The decrease in expense for the three months and nine months ended September 30, 2007 was due primarily to a lower effective income tax rate. The lower effective tax rate for the nine months ended September 30, 2007 was due to a higher deduction for basis differences in fixed assets and a higher federal deduction for state taxes. The lower effective tax rate for the three months ended September 30, 2007 was due to a higher deduction for basis differences in fixed assets.

Net Income

Net income for SoCalGas increased by $4 million (2%) in the nine months ended September 30, 2007 to $173 million and by $2 million (3%) in the three months ended September 30, 2007 to $63 million. The increase for the nine months ended September 30, 2007 was primarily due to a lower effective income tax rate in 2007, offset by the favorable resolution of a natural gas royalty matter in 2006.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2007, the company had $140 million in unrestricted cash and $500 million in available unused credit on its committed line at SoCalGas, which is shared with SDG&E and is discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements herein. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities decreased by $434 million (49%) to $447 million for 2007. For SoCalGas, net cash provided by operating activities decreased by $413 million (49%) to $435 million for 2007. The changes were primarily due to a lower decrease in accounts receivable of $297 million in 2007 compared to $376 million in 2006, a $137 million decrease in accounts payable in 2007 compared to an increase of $34 million in 2006, and a decrease of $86 million in overcollected regulatory balancing accounts in 2007 compared to an increase of $95 million in 2006.

For the nine months ended September 30, 2007, the company made contributions of $1 million and $22 million to the pension plan and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities increased by $26 million (7%) to $415 million for 2007. Net cash used in SoCalGas' investing activities increased by $47 million (13%) to $405 million for 2007. The changes were primarily due to an increase in capital expenditures for property, plant and equipment of $16 million at both SoCalGas and PE, and an increase in advances to Sempra Energy of $24 million at SoCalGas and proceeds of $2 million from the sale of assets at PE compared to $9 million in 2006.

Significant capital expenditures in 2007 are expected to include $500 million for improvements to distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities decreased by $138 million (57%) to $103 million for 2007. Net cash used in SoCalGas' financing activities decreased by $138 million (58%) to $101 million for 2007. The changes were attributable to an $88 million reduction of short-term debt in 2006 and $50 million of higher common dividend payments made in 2006.

COMMITMENTS

At September 30, 2007, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $698 million and $18 million, respectively, related to new natural gas contracts and environmental commitments. The future payments under these contractual commitments are expected to be $192 million for 2007, $376 million for 2008, $20 million for 2009, $15 million for 2010, $15 million for 2011 and $98 million thereafter.

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

Income Taxes

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

As of September 30, 2007, the total Value at Risk of SoCalGas' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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
PACIFIC ENTERPRISES, (Registrant)

Date: November 1, 2007	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 1, 2007	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer