Form 10-Q
period 2008-03-31
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2008-05-02
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2008

Commission File Number	Name of Registrant as Specified in its Charter, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
1-40	PACIFIC ENTERPRISES 101 Ash Street San Diego, California 92101 (619) 696-2020	California	94-0743670

1-1402	SOUTHERN CALIFORNIA GAS COMPANY 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	California	95-1240705

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
	(unaudited)

Operating revenues	$1,556	$1,368

Operating expenses
Cost of natural gas	1,087	912
Other operating expenses	250	243
Depreciation	71	69
Franchise fees and other taxes	39	36
Total operating expenses	1,447	1,260

Operating income	109	108

Other expense, net	--	(2)
Interest income	7	12
Interest expense	(17)	(19)
Income before income taxes	99	99

Income tax expense	41	41

Net income	58	58
Preferred dividend requirements	1	1
Earnings applicable to common shares	$57	$57

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$351	$59
Accounts receivable - trade	672	671
Accounts receivable - other	51	22
Due from unconsolidated affiliates	93	5
Income taxes receivable	--	37
Deferred income taxes	36	33
Inventories	27	98
Other regulatory assets	41	40
Other	30	23
Total current assets	1,301	988

Other assets:
Due from unconsolidated affiliates	459	457
Other regulatory assets	102	100
Pension plan assets in excess of benefit obligations	54	62
Sundry	42	39
Total other assets	657	658

Property, plant and equipment:
Property, plant and equipment	8,530	8,448
Less accumulated depreciation and amortization	(3,332)	(3,292)
Property, plant and equipment, net	5,198	5,156
Total assets	$7,156	$6,802

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$372	$300
Accounts payable - other	96	130
Due to unconsolidated affiliates	94	125
Income taxes payable	7	--
Regulatory balancing accounts, net	243	183
Customer deposits	93	90
Temporary LIFO liquidation	263	--
Other	328	310
Total current liabilities	1,496	1,138

Long-term debt	1,117	1,113

Deferred credits and other liabilities:
Customer advances for construction	126	123
Pension and other postretirement benefit obligations, net of plan assets	58	58
Deferred income taxes	96	102
Deferred investment tax credits	32	33
Regulatory liabilities arising from removal obligations	1,193	1,187
Regulatory liabilities arising from pension and other postretirement benefit obligations	26	34
Asset retirement obligations	571	562
Deferred taxes refundable in rates	234	231
Preferred stock of subsidiary	20	20
Deferred credits and other	269	285
Total deferred credits and other liabilities	2,625	2,635

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding; no par value)	1,462	1,462
Retained earnings	385	378
Accumulated other comprehensive income (loss)	(9)	(4)
Total shareholders' equity	1,918	1,916
Total liabilities and shareholders' equity	$7,156	$6,802

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71	69
Deferred income taxes and investment tax credits	(3)	(5)
Other	1	1
Net changes in other working capital components	458	294
Changes in other assets	3	--
Changes in other liabilities	(16)	(13)
Net cash provided by operating activities	572	404

CASH FLOWS FROM INVESTING ACTIVITES
Expenditures for property, plant and equipment	(116)	(86)
Increase in loans to affiliates, net	(13)	(20)
Other	--	(3)
Net cash used in investing activities	(129)	(109)

CASH FLOWS FROM FINANCING ACTIVITES
Common dividends paid	(150)	(100)
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(151)	(101)

Increase in cash and cash equivalents	292	194
Cash and cash equivalents, January 1	59	211
Cash and cash equivalents, March 31	$351	$405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$9	$11
Income tax payments, net of refunds	$--	$18

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Decrease in accounts payable from investments in property, plant and equipment	$(16)	$(3)

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
	(unaudited)

Operating revenues	$1,556	$1,368

Operating expenses
Cost of natural gas	1,087	912
Other operating expenses	249	243
Depreciation	71	69
Franchise fees and other taxes	39	36
Total operating expenses	1,446	1,260

Operating income	110	108

Other expense, net	--	(2)
Interest income	3	6
Interest expense	(16)	(18)
Income before income taxes	97	94

Income tax expense	40	39

Net income/earnings applicable to common shares	$57	$55

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$351	$59
Accounts receivable - trade	672	671
Accounts receivable - other	51	22
Due from unconsolidated affiliates	138	129
Deferred income taxes	36	33
Inventories	27	98
Other regulatory assets	41	40
Other	30	22
Total current assets	1,346	1,074

Other assets:
Other regulatory assets	102	100
Pension plan assets in excess of benefit obligations	54	62
Sundry	19	16
Total other assets	175	178

Property, plant and equipment:
Property, plant and equipment	8,528	8,446
Less accumulated depreciation and amortization	(3,332)	(3,292)
Property, plant and equipment, net	5,196	5,154
Total assets	$6,717	$6,406

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$372	$300
Accounts payable - other	96	130
Due to unconsolidated affiliates	62	171
Income taxes payable	69	26
Regulatory balancing accounts, net	243	183
Customer deposits	93	90
Temporary LIFO liquidation	263	--
Other	326	310
Total current liabilities	1,524	1,210

Long-term debt	1,117	1,113

Deferred credits and other liabilities:
Customer advances for construction	126	123
Pension and other postretirement benefit obligations, net of plan assets	58	58
Deferred income taxes	111	117
Deferred investment tax credits	32	33
Regulatory liabilities arising from removal obligations	1,193	1,187
Regulatory liabilities arising from pension and other postretirement benefit obligations	26	34
Asset retirement obligations	571	562
Deferred taxes refundable in rates	234	231
Deferred credits and other	253	268
Total deferred credits and other liabilities	2,604	2,613

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	866	866
Retained earnings	593	586
Accumulated other comprehensive income (loss)	(9)	(4)
Total shareholders' equity	1,472	1,470
Total liabilities and shareholders' equity	$6,717	$6,406

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71	69
Deferred income taxes and investment tax credits	(3)	(7)
Other	1	1
Net changes in other working capital components	456	293
Changes in other assets	2	--
Changes in other liabilities	(15)	(11)
Net cash provided by operating activities	569	400

CASH FLOWS FROM INVESTING ACTIVITES
Expenditures for property, plant and equipment	(116)	(86)
Increase in loans to affiliates, net	(11)	(20)
Net cash used in investing activities	(127)	(106)

CASH FLOWS FROM FINANCING ACTIVITES
Common dividends paid	(150)	(100)
Net cash used in financing activities	(150)	(100)

Increase in cash and cash equivalents	292	194
Cash and cash equivalents, January 1	59	211
Cash and cash equivalents, March 31	$351	$405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$8	$10
Income tax payments, net of refunds	$--	$18

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Decrease in accounts payable from investments in property, plant and equipment	$(16)	$(3)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Principles of Consolidation

This Quarterly Report on Form 10-Q is that of Pacific Enterprises (PE) and Southern California Gas Company (SoCalGas) (collectively referred to as the company or the companies). PE’s common stock is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, and PE owns all of the common stock of SoCalGas. The accompanying financial statements are, in one case, the Condensed Consolidated Financial Statements of PE and its subsidiary, SoCalGas, and, in the other case, the Condensed Consolidated Financial Statements of SoCalGas and its subsidiaries, which comprise less than one percent of SoCalGas' consolidated financial position and results of operations.

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report).

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

NOTE 2. NEW ACCOUNTING STANDARDS

Recently issued pronouncements that have had or may have a significant effect on the company's financial statements are described below.

SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115" (SFAS 159): SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company did not elect the fair value option at the adoption of SFAS 159 for any of its eligible financial assets or liabilities.

SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" (SFAS 161): SFAS 161 expands the disclosure requirements in Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The company is in the process of evaluating the effect of this statement on its financial statement disclosures.

FASB Staff Position (FSP) FIN 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1): FSP FIN 39-1 amends certain paragraphs of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The company adopted FSP FIN 39-1 effective January 1, 2008. The company applied FSP FIN 39-1 as a change in accounting principle through retrospective application. Each consolidated balance sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. The adoption of FSP FIN 39-1 did not have a material impact on the company's financial statements. Additional disclosure is provided in Note 4.

NOTE 3. OTHER FINANCIAL DATA

Pension and Other Postretirement Benefits

The following table provides the components of benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$10	$11	$4	$5
Interest cost	25	24	11	11
Expected return on assets	(26)	(26)	(11)	(10)
Amortization of:
Prior service cost (credit)	1	1	(1)	(2)
Actuarial loss	--	--	--	2
Regulatory adjustment	(9)	(10)	2	2
Total net periodic benefit cost	$1	$--	$5	$8

The company expects to contribute $2 million to its pension plan and $19 million to its other postretirement benefit plans in 2008. For the three months ended March 31, 2008, the company made contributions of a negligible amount and $5 million to the pension plan and other postretirement benefit plans, respectively.

Capitalized Interest

The company recorded $1 million and a negligible amount of capitalized interest for the three months ended March 31, 2008 and 2007, respectively, including primarily the debt-related portion of allowance for funds used during construction.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income for PE.

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
Net income	$58	$58
Financial instruments*	(5)	--
Comprehensive income	$53	$58
*	Net of income tax benefit of $4 million for the three months ended March 31, 2008.

The following is a reconciliation of net income to comprehensive income for SoCalGas.

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
Net income	$57	$55
Financial instruments*	(5)	--
Comprehensive income	$52	$55
*	Net of income tax benefit of $4 million for the three months ended March 31, 2008.

Other Expense, Net

Other Expense, Net consists of the following:

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
Regulatory interest, net	$(1)	$(2)
Allowance for equity funds used during construction	2	1
Sundry, net	(1)	(1)
Total at SoCalGas and Pacific Enterprises	$--	$(2)

NOTE 4. FINANCIAL INSTRUMENTS

The company periodically uses commodity derivative instruments and interest-rate swap agreements to moderate its exposure to commodity price changes and interest-rate changes and to lower its overall cost of borrowing.

Fair Value Hedges

As of March 31, 2008 and December 31, 2007, the company has a fair value hedge for a notional amount of debt totaling $150 million. The fair value hedge balance was an asset of $7 million and $2 million at March 31, 2008 and December 31, 2007, respectively. The hedge expires in 2011.

Market value adjustments since inception of the hedge were recorded as an increase in fixed-price contracts and other derivatives (in noncurrent assets as Sundry or in Deferred Credits and Other) and as a corresponding increase or decrease in Long-Term Debt without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on this swap.

Cash Flow Hedges

As of March 31, 2008 and December 31, 2007, the company had established a cash flow interest-rate swap hedge for a notional amount of debt totaling $183 million. The swap expires in 2038. There has been no hedge ineffectiveness on this swap.

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

Adoption of FSP FIN 39-1

The company adopted FSP FIN 39-1 effective January 1, 2008. Each Consolidated Balance Sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. As of March 31, 2008, the company offset fair value cash collateral receivables against net derivative positions of $1 million. As of December 31, 2007, the retrospective application of FSP FIN 39-1 had no impact on the Consolidated Balance Sheet. The fair value of commodity derivative assets and liabilities as of March 31, 2008 and December 31, 2007, determined in accordance with the company's netting policy, is disclosed below. The fair value of cash collateral that was not offset in the Consolidated Balance Sheets as of both March 31, 2008 and December 31, 2007 was $7 million.

Fair Value Hierarchy

The company’s valuation techniques used to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157), are discussed in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

The following tables set forth by level within the fair value hierarchy the company's financial assets that were accounted for at fair value on a recurring basis as of March 31, 2008. The company's financial liabilities were a negligible amount as of December 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of March 31, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$7	$1	$--	$8
Other derivatives	--	7	--	7
Total	$7	$8	$--	$15

Liabilities:
Other derivatives	$--	$7	$--	$7

Recurring Fair Value Measures	At fair value as of December 31, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$7	$1	$--	$8
Other derivatives	--	5	--	5
Total	$7	$6	$--	$13

NOTE 5. REGULATORY MATTERS

General Rate Case (GRC)

In December 2007, the company filed a settlement agreement with the California Public Utilities Commission (CPUC) pertaining to its 2008 General Rate Case (2008 GRC) that would, if approved by the CPUC, provide a 2008 revenue requirement of $1.685 billion and would resolve all 2008 revenue requirement issues. If adopted, the settlement would represent an increase in the annual revenue requirement in 2008 of $59 million, as compared to the 2007 revenue requirement. The company also reached agreement with certain parties in the 2008 GRC, also subject to CPUC approval, regarding post test-year provisions including the duration of the post-test years (2008 GRC period), earnings sharing and the year-to-year increases to the annual authorized revenue during the GRC period. The parties, with the exception of the CPUC's Division of Ratepayer Advocates (DRA), agreed to a GRC term of four years (2008 through 2011), with the DRA separately agreeing to a term of five years (through 2012). All parties agreed to post test-year revenue requirement increases in fixed dollar amounts. All parties also agreed that there would be no earnings sharing between the company and ratepayers should the company achieve earnings above or below the authorized return on equity for any year in the post test-year period.

The company has filed a request with the CPUC to make any decision on the 2008 GRC effective retroactive to January 1, 2008. A final CPUC decision on all 2008 GRC issues, as noted above, is expected in the second quarter of 2008.

As a final CPUC decision in regard to the 2008 GRC has not been issued, the company is reporting first quarter 2008 revenue associated with CPUC-regulated operations consistent with the 2007 revenue requirement as established by the CPUC's 2004 Cost of Service decision.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR) consists of a series of measures of utility performance. Generally, if performance is outside of a band around specified benchmarks, the utility is subject to financial rewards or penalties. The three areas that are eligible for incentive awards or penalties are operational incentives, which measure safety and customer service; energy efficiency (sometimes referred to as demand-side management, or DSM or EE) awards based on the effectiveness of the energy efficiency programs; and natural gas procurement awards or penalties. The operational PBR incentives, and the associated benchmarks, are determined as a component of a general rate case or cost of service decision. The operational PBR incentives to be in effect for fiscal year 2008 through the end of the 2008 GRC period are under consideration as part of the 2008 GRC. The company has recommended continuing the PBR measures that were in effect through 2007 with slight modifications to the benchmarks. As noted above, the company expects a final CPUC decision on this issue in the second quarter of 2008.

Incentive awards are not included in the company's earnings until CPUC approval of the award is received.

Energy Efficiency

In January 2008, the CPUC issued a decision modifying the measurement and verification process of this incentive mechanism. The company submitted its initial report on its 2006 and 2007 energy efficiency results, as compared to goal, with the CPUC in the first quarter of 2008. A final CPUC decision is anticipated by early 2009.

Natural Gas Procurement

In January 2008, the CPUC approved a SoCalGas gas cost incentive mechanism award of $9 million (pretax), which was recorded in the first quarter of 2008.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At March 31, 2008, the company’s reserves for litigation matters were $75 million, all of which related to settlements reached to resolve certain litigation arising out of the 2000 – 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

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

Pending in the U.S. District Court in Nevada are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The court dismissed four of these actions in 2005, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the cases to the District Court for further proceedings.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2007 Annual Report on Form 10-K (Annual Report).

RESULTS OF OPERATIONS

Revenues and Cost of Sales

During the three months ended March 31, 2008, natural gas revenues and the cost of natural gas increased compared to the corresponding period in 2007, primarily as a result of higher natural gas prices and volumes.

As a final decision in the 2008 General Rate Case (GRC) was not issued by the California Public Utilities Commission (CPUC) by March 31, 2008, revenues for the first quarter of 2008 associated with CPUC-regulated operations were consistent with the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision.

Although the current regulatory framework provides that the cost of natural gas purchased for core customers be passed through to the customers on a substantially concurrent basis, SoCalGas' Gas Cost Incentive Mechanism (GCIM) allows SoCalGas to share in the savings or costs from buying natural gas for its customers below or above market-based monthly benchmarks. The mechanism permits full recovery of all costs within a tolerance band around the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. Further discussion is provided in Notes 1 and 9 of the Notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes natural gas volumes and revenues by customer class for the three months ended March 31.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2008:
Residential	94	$1,113	--	$2	94	$1,115
Commercial and industrial	31	340	71	32	102	372
Electric generation plants	--	--	40	14	40	14
Wholesale	--	--	44	6	44	6
	125	$1,453	155	$54	280	1,507
Balancing accounts and other						49
Total						$1,556
2007:
Residential	90	$953	--	$2	90	$955
Commercial and industrial	32	299	68	39	100	338
Electric generation plants	--	--	29	10	29	10
Wholesale	--	--	40	13	40	13
	122	$1,252	137	$64	259	1,316
Balancing accounts and other						52
Total						$1,368

Income Taxes

Income tax expense was $41 million and $41 million ($40 million and $39 million for SoCalGas) for the three months ended March 31, 2008 and 2007, respectively, and the effective income tax rates for the company and SoCalGas were 41 percent in each of the three-month periods ended March 31, 2008 and 2007.

Net Income

Net income for SoCalGas increased by $2 million (4%) in the three months ended March 31, 2008 to $57 million. The increase was primarily due to a GCIM award, after-tax, of $5 million in 2008, largely offset by $3 million lower earnings from the deferral of 2008 non-core natural gas storage revenue in accordance with the Omnibus Gas Settlements, as discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas’ utility operations generally are the major source of liquidity. In addition, cash requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At March 31, 2008, the company had $351 million in unrestricted cash and cash equivalents, and $500 million in available unused credit on its committed line at SoCalGas, which is shared with SDG&E and is discussed more fully in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Management believes that these amounts and cash flows from operations and security issuances, combined with current cash balances, will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities increased by $168 million (42%) to $572 million for 2008 due to the increase in net cash provided by SoCalGas’ operating activities, which increased by $169 million (42%) to $569 million for 2008. The changes were primarily due to a $55 million increase in accounts payable in 2008 compared to a $101 million decrease in 2007, a $113 million higher increase in other current liabilities and a $39 million higher increase in overcollected regulatory balancing accounts, offset by a $30 million increase in accounts receivable in 2008 compared to a $107 million decrease in 2007.

For the three months ended March 31, 2008, the company made contributions of a negligible amount and $5 million to the pension plan and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities increased by $20 million (18%) to $129 million for 2008. Net cash used in SoCalGas' investing activities increased by $21 million (20%) to $127 million for 2008. The changes were primarily due to a $30 million increase in capital expenditures.

Significant capital expenditures in 2008 are expected to include $400 million for improvements to distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations, cash on hand and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities increased by $50 million (50%) to $151 million for 2008. Net cash used in SoCalGas' financing activities increased by $50 million (50%) to $150 million for 2008. The changes were due to a $50 million increase in common dividends paid in 2008 compared to 2007.

COMMITMENTS

At March 31, 2008, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $1.2 billion related to natural gas contracts at SoCalGas, of which $187 million related to the transfer of SDG&E’s natural gas supply portfolio to SoCalGas as part of the Omnibus Gas Settlements discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. The future payments under these contractual commitments are expected to be $717 million for 2008, $268 million for 2009, $28 million for 2010, $15 million for 2011, $15 million for 2012 and $132 million thereafter.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, natural gas industry restructuring, and the changing energy marketplace. Performance will also depend on the CPUC’s final decision regarding the 2008 General Rate Case and the successful completion of capital projects that are discussed in various places in this report and in the Annual Report. These factors are discussed in Note 5 of the Notes to Condensed Consolidated Financial

Statements herein and in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

Litigation

Note 6 of the Notes to Condensed Consolidated Financial Statements herein and Note 10 of the Notes to Consolidated Financial Statements in the Annual Report describe litigation, the ultimate resolution of which could have a material adverse effect on future performance.

Industry Developments

Note 5 of the Notes to Condensed Consolidated Financial Statements herein and Note 9 of the Notes to Consolidated Financial Statements in the Annual Report describe natural gas regulation and rates, and other pending proceedings and investigations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting policies are viewed by management as critical because their application is the most relevant, judgmental and/or material to the company's financial position and results of operations, and/or because they require the use of material judgments and estimates. These accounting policies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

The company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

NEW ACCOUNTING STANDARDS

Recently issued pronouncements that have had or may have a significant effect on the company's financial statements are described in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2008, the total Value at Risk of SoCalGas' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for the matters described in Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2007 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit 10 - Material Contracts

10.1

Indemnity Agreement, dated as of April 1, 2008, between Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc. (March 31, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

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
PACIFIC ENTERPRISES, (Registrant)

Date: May 2, 2008	By: /s/ Dennis V. Arriola
Dennis V. Arriola Senior Vice President and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 2, 2008	By: /s/ Dennis V. Arriola
Dennis V. Arriola Senior Vice President and Chief Financial Officer