Form 10-Q
period 2008-06-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2008-08-07
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2008

Commission File Number	Name of Registrant as Specified in its Charter, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
1-40	PACIFIC ENTERPRISES 101 Ash Street San Diego, California 92101 (619) 696-2020	California	94-0743670

1-1402	SOUTHERN CALIFORNIA GAS COMPANY 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	California	95-1240705

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2008	2007	2008	2007
	(unaudited)

Operating revenues	$1,143	$981	$2,699	$2,349

Operating expenses
Cost of natural gas	673	529	1,760	1,441
Other operating expenses	265	249	515	492
Depreciation	71	70	142	139
Franchise fees and other taxes	32	29	71	65
Total operating expenses	1,041	877	2,488	2,137

Operating income	102	104	211	212

Other expense, net	--	(1)	--	(3)
Interest income	6	13	13	25
Interest expense	(15)	(19)	(32)	(38)
Income before income taxes	93	97	192	196

Income tax expense	36	41	77	82

Net income	57	56	115	114
Preferred dividend requirements	1	1	2	2
Earnings applicable to common shares	$56	$55	$113	$112

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135	$59
Accounts receivable - trade	510	671
Accounts receivable - other	68	22
Due from unconsolidated affiliates	204	5
Income taxes receivable	86	37
Deferred income taxes	29	33
Inventories	45	98
Other regulatory assets	27	40
Other	49	23
Total current assets	1,153	988

Other assets:
Due from unconsolidated affiliates	459	457
Other regulatory assets	114	100
Pension plan assets in excess of benefit obligations	45	62
Sundry	38	39
Total other assets	656	658

Property, plant and equipment:
Property, plant and equipment	8,624	8,448
Less accumulated depreciation and amortization	(3,379)	(3,292)
Property, plant and equipment, net	5,245	5,156
Total assets	$7,054	$6,802

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$389	$300
Accounts payable - other	83	130
Due to unconsolidated affiliates	83	125
Regulatory balancing accounts, net	321	183
Customer deposits	102	90
Accrued compensation and benefits	77	87
Other	242	223
Total current liabilities	1,297	1,138

Long-term debt	1,113	1,113

Deferred credits and other liabilities:
Customer advances for construction	125	123
Pension and other postretirement benefit obligations, net of plan assets	58	58
Deferred income taxes	121	102
Deferred investment tax credits	32	33
Regulatory liabilities arising from removal obligations	1,194	1,187
Regulatory liabilities arising from pension and other postretirement benefit obligations	18	34
Asset retirement obligations	579	562
Deferred taxes refundable in rates	231	231
Preferred stock of subsidiary	20	20
Deferred credits and other	287	285
Total deferred credits and other liabilities	2,665	2,635

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding; no par value)	1,462	1,462
Retained earnings	441	378
Accumulated other comprehensive income (loss)	(4)	(4)
Total shareholders' equity	1,979	1,916
Total liabilities and shareholders' equity	$7,054	$6,802

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended June 30,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	139
Deferred income taxes and investment tax credits	21	10
Other	1	1
Net change in other working capital components	315	408
Changes in other assets	5	6
Changes in other liabilities	(20)	(13)
Net cash provided by operating activities	579	665

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(242)	(191)
Increase in loans to affiliates, net	(59)	(105)
Other	--	(4)
Net cash used in investing activities	(301)	(300)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(200)	(100)
Preferred dividends paid	(2)	(2)
Net cash used in financing activities	(202)	(102)

Increase in cash and cash equivalents	76	263
Cash and cash equivalents, January 1	59	211
Cash and cash equivalents, June 30	$135	$474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$31	$36
Income tax payments, net of refunds	$104	$26

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Decrease in accounts payable from investments in property, plant and equipment	$(31)	$(12)

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2008	2007	2008	2007
	(unaudited)

Operating revenues	$1,143	$981	$2,699	$2,349

Operating expenses
Cost of natural gas	673	529	1,760	1,441
Other operating expenses	266	248	515	491
Depreciation	71	70	142	139
Franchise fees and other taxes	32	29	71	65
Total operating expenses	1,042	876	2,488	2,136

Operating income	101	105	211	213

Other income (expense), net	2	(2)	2	(4)
Interest income	4	8	7	14
Interest expense	(14)	(17)	(30)	(35)
Income before income taxes	93	94	190	188

Income tax expense	36	39	76	78

Net income	57	55	114	110
Preferred dividend requirements	1	1	1	1
Earnings applicable to common shares	$56	$54	$113	$109

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135	$59
Accounts receivable - trade	510	671
Accounts receivable - other	68	22
Due from unconsolidated affiliates	198	129
Income taxes receivable	24	--
Deferred income taxes	29	33
Inventories	45	98
Other regulatory assets	27	40
Other	49	22
Total current assets	1,085	1,074

Other assets:
Other regulatory assets	114	100
Pension plan assets in excess of benefit obligations	45	62
Sundry	15	16
Total other assets	174	178

Property, plant and equipment:
Property, plant and equipment	8,622	8,446
Less accumulated depreciation and amortization	(3,379)	(3,292)
Property, plant and equipment, net	5,243	5,154
Total assets	$6,502	$6,406

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$389	$300
Accounts payable - other	83	130
Due to unconsolidated affiliates	--	171
Income taxes payable	--	26
Regulatory balancing accounts, net	321	183
Customer deposits	102	90
Accrued compensation and benefits	77	87
Other	241	223
Total current liabilities	1,213	1,210

Long-term debt	1,113	1,113

Deferred credits and other liabilities:
Customer advances for construction	125	123
Pension and other postretirement benefit obligations, net of plan assets	58	58
Deferred income taxes	135	117
Deferred investment tax credits	32	33
Regulatory liabilities arising from removal obligations	1,194	1,187
Regulatory liabilities arising from pension and other postretirement benefit obligations	18	34
Asset retirement obligations	579	562
Deferred taxes refundable in rates	231	231
Deferred credits and other	271	268
Total deferred credits and other liabilities	2,643	2,613

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	866	866
Retained earnings	649	586
Accumulated other comprehensive income (loss)	(4)	(4)
Total shareholders' equity	1,533	1,470
Total liabilities and shareholders' equity	$6,502	$6,406

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended June 30,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	139
Deferred income taxes and investment tax credits	21	11
Other	1	1
Net change in other working capital components	313	401
Changes in other assets	5	6
Changes in other liabilities	(20)	(10)
Net cash provided by operating activities	576	658

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(242)	(191)
Increase in loans to affiliates, net	(57)	(105)
Other	--	2
Net cash used in investing activities	(299)	(294)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(200)	(100)
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(201)	(101)

Increase in cash and cash equivalents	76	263
Cash and cash equivalents, January 1	59	211
Cash and cash equivalents, June 30	$135	$474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$29	$33
Income tax payments, net of refunds	$104	$26

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Decrease in accounts payable from investments in property, plant and equipment	$(31)	$(12)

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report) and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

As discussed in Note 5, beginning April 1, 2008, the SDG&E and SoCalGas core natural gas supply portfolios were combined and are managed by SoCalGas. SoCalGas will procure natural gas for SDG&E’s core customers. This core gas procurement function is considered a shared service, therefore amounts related to SDG&E are not included in the income statement.

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

NOTE 3. OTHER FINANCIAL DATA

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$10	$9	$5	$6
Interest cost	24	24	10	12
Expected return on assets	(25)	(25)	(11)	(10)
Amortization of:
Prior service credit	--	--	(1)	(1)
Actuarial loss	--	1	--	1
Regulatory adjustment	(9)	(8)	1	--
Total net periodic benefit cost	$--	$1	$4	$8

	Pension Benefits		Other Postretirement Benefits
	Six months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$20	$20	$9	$11
Interest cost	49	48	21	23
Expected return on assets	(51)	(51)	(22)	(20)
Amortization of:
Prior service cost (credit)	1	1	(2)	(3)
Actuarial loss	--	1	--	3
Regulatory adjustment	(18)	(18)	3	2
Total net periodic benefit cost	$1	$1	$9	$16

The company expects to contribute $2 million to its pension plan and $19 million to its other postretirement benefit plans in 2008. For the three and six months ended June 30, 2008, the company made contributions of $4 million and $9 million to its other postretirement benefit plans, respectively, and a negligible amount of contributions to the pension plan.

Capitalized Interest

The company recorded $1 million and $2 million of capitalized interest for the three months and six months ended June 30, 2008, respectively, including primarily the debt-related portion of allowance for funds used during construction. The company recorded a negligible amount and $1 million of capitalized interest for the three months and six months ended June 30, 2007, respectively, including primarily the debt-related portion of allowance for funds used during construction.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income for PE:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$57	$56	$115	$114
Financial instruments*	5	--	--	--
Comprehensive income	$62	$56	$115	$114
*	Net of tax expense of $4 million for the three months ended June 30, 2008.

The following is a reconciliation of net income to comprehensive income for SoCalGas:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$57	$55	$114	$110
Financial instruments*	5	--	--	--
Comprehensive income	$62	$55	$114	$110
*	Net of tax expense of $4 million for the three months ended June 30, 2008.

Other Expense, Net

Other Expense, Net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Regulatory interest, net	$(1)	$(3)	$(2)	$(5)
Allowance for equity funds used during construction	2	1	4	2
Sundry, net	1	--	--	(1)
Total at SoCalGas	2	(2)	2	(4)
Additional at Pacific Enterprises:
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Sundry, net	(1)	2	(1)	2
Total	$--	$(1)	$--	$(3)

NOTE 4. FINANCIAL INSTRUMENTS

The company periodically uses commodity derivative instruments and interest-rate swap agreements to moderate its exposure to commodity price changes and interest-rate changes and to lower its overall cost of borrowing.

Fair Value Hedges

As of June 30, 2008 and December 31, 2007, the company has a fair value hedge for a notional amount of debt totaling $150 million. The fair value hedge balance was an asset of $2 million at June 30, 2008 and December 31, 2007, respectively. The hedge expires in 2011.

Market value adjustments since inception of the hedge were recorded as an increase in fixed-price contracts and other derivatives (in noncurrent assets as Sundry or in Deferred Credits and Other) and as a corresponding increase or decrease in Long-Term Debt without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on this swap.

Cash Flow Hedges

As of June 30, 2008 and December 31, 2007, the company had established a cash flow interest-rate swap hedge for a notional amount of debt totaling $183 million. The swap expires in 2038. There has been no hedge ineffectiveness on this swap.

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

Adoption of FSP FIN 39-1

The company adopted FSP FIN 39-1 effective January 1, 2008, which requires retrospective application. Each Consolidated Balance Sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. As of June 30, 2008 and December 31, 2007, the application of FSP FIN 39-1 had no impact on the Consolidated Balance Sheets. The fair value of cash collateral that was not offset in the Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 was $6 million and $7 million, respectively. The fair value of commodity derivative assets and liabilities as of June 30, 2008 and December 31, 2007, determined in accordance with the company's netting policy, is presented below.

Fair Value Hierarchy

The company’s valuation techniques used to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157), are discussed in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

The following tables set forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 and December 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of June 30, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$10	$5	$--	$15
Other derivatives	--	4	--	4
Total	$10	$9	$--	$19

Liabilities:
Other derivatives	$--	$1	$--	$1

Recurring Fair Value Measures	At fair value as of December 31, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$7	$1	$--	$8
Other derivatives	--	5	--	5
Total	$7	$6	$--	$13

NOTE 5. REGULATORY MATTERS

General Rate Case (GRC)

In July 2008, the California Public Utilities Commission (CPUC) issued a final decision in regard to the company’s 2008 general rate case (2008 GRC). The decision adopted the test-year 2008 revenue requirements, effective retroactive to January 1, 2008, and the post-test year revenue requirements that were included in the settlement agreement filed with the CPUC in December 2007. The settlement represents an increase in the annual revenue requirement in 2008 of $59 million as compared to the 2007 revenue requirement and provides average annual increases of approximately $52 million, or three percent, in each of the post-test years' (2009 – 2011) revenue requirements. The decision does not impose a cap on the company’s earnings.

Since the final decision was not issued by June 30, 2008, the company's reported net income for the first six months of 2008 is based on the 2007 authorized revenue requirement as established by the CPUC’s 2004 Cost of Service decision. As the 2008 GRC decision is retroactive, the company will recognize additional net income for the period January 1 through June 30, 2008 of approximately $6 million in the third quarter of 2008.

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

The operational PBR incentives and the associated benchmarks are determined as a component of a general rate case or cost of service decision. The operational PBR incentives to be in effect for fiscal year 2008 through the end of the 2008 GRC period were established as part of the CPUC's final decision in the 2008 GRC, which adopted modified PBR measures for customer satisfaction and employee safety. The company is currently reviewing the modified PBR measures and plans on filing its response in regard to these measures in early September 2008.

Incentive awards are not included in the company's earnings until CPUC approval of the award is received.

Operations

During the second quarter of 2008, the company received CPUC approval for its 2007 Operational PBR incentive award of $2 million (pretax).

Energy Efficiency

In January 2008, the CPUC issued a decision modifying the measurement and verification process of this incentive mechanism. The company submitted its initial report on its 2006 and 2007 energy efficiency results, as compared to the company's goals, with the CPUC in the first quarter of 2008. The CPUC is currently reviewing these results and is expected to issue a verification report later this year. Once the report is issued, the company plans to submit its incentive award claims to the CPUC. Settlement discussions have begun with the goal of reaching resolution regarding the 2006-2007 incentive award by year-end.

Natural Gas Procurement

In January 2008, the CPUC approved a SoCalGas natural gas cost incentive mechanism (GCIM) award of $9 million (pretax) for its core natural gas procurement activities for the 12-month period ended March 31, 2007 (Year 13). The award was recorded in the first quarter of 2008. In June 2008, SoCalGas filed its GCIM application for core natural gas procurement activities in the 12-month period ended March 31, 2008 (Year 14), seeking a $6.5 million (pretax) award. A final decision is expected in the first quarter of 2009.

As of April 1, 2008, the SDG&E and SoCalGas core natural gas supply portfolios were combined, and SoCalGas will procure natural gas for SDG&E's requirements in an agency relationship. SoCalGas' GCIM award mechanism will be based on the natural gas procured on a combined portfolio basis.

2009 Biennial Cost Allocation Proceeding (BCAP)

In August 2006, SoCalGas, SDG&E and Southern California Edison jointly filed an application with the CPUC seeking its approval of a series of revisions to the natural gas operations and service offerings of the Sempra Utilities. The CPUC issued a final decision in December 2007 approving some, but not all, of the proposals and deferring a number of issues, including SoCalGas' natural gas storage program, to the Sempra Utilities’ next BCAP, which began in February 2008. Evidentiary hearings on this issue were held in July 2008, with a draft decision expected by year-end 2008. Effective January 1, 2008, and until such time as a resolution is achieved in the BCAP, the storage revenues and costs that were previously shared between ratepayers and shareholders are being deferred pending a regulatory decision on this matter.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At June 30, 2008, the company’s reserves for litigation matters were $1 million. In addition, the company has accrued liabilities for settled matters of $89 million, including $75 million for settlements related to certain litigation arising out of the 2000 – 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the settlements and $75 million of accrued liabilities is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The terms of these settlements were reported previously. On July 24, 2008, the California Attorney General and the Department of Water Resources (DWR) dismissed their appeal of the final order, and the settlements are expected to become final shortly. The reserves recorded for the settlements by Sempra Energy, including SoCalGas, in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract by Sempra Generation, a business unit of Sempra Energy.

Other Natural Gas Cases

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, a business unit of Sempra Energy, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges a conspiracy to manipulate and inflate the prices that Nevada Power had to pay for its natural gas by preventing the construction of natural gas pipelines to serve Nevada and other Western states, and reporting artificially inflated prices to trade publications. The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission (FERC) had exclusive jurisdiction to resolve the claims. In September 2007, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) reversed the dismissal and returned the case to the District Court for further proceedings.

Pending in the U.S. District Court in Nevada are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The court dismissed four of these actions in 2005, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the cases to the District Court for further proceedings.

Other Litigation

In 1998, SoCalGas converted its traditional pension plan for non-union employees to a cash balance plan. In July 2005, a lawsuit was filed against the company in the U.S. District Court for the Central District of

California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. The Ninth Circuit Court of Appeals heard oral argument on plaintiffs' appeal of the dismissals in February 2008 and took the matter under submission.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2007 Annual Report on Form 10-K (Annual Report).

RESULTS OF OPERATIONS

Revenues and Cost of Sales

During the three months and six months ended June 30, 2008, natural gas revenues and the cost of natural gas increased compared to the corresponding periods in 2007, primarily as a result of higher natural gas prices and volumes.

As a final decision in the 2008 General Rate Case (GRC) was not issued by the California Public Utilities Commission (CPUC) by June 30, 2008, revenues for the first six months of 2008 associated with CPUC-regulated operations were consistent with the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision. Further discussion is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

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

The table below summarizes natural gas volumes and revenues by customer class for the six-month periods ended June 30.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2008:
Residential	140	$1,810	1	$2	141	$1,812
Commercial and industrial	56	664	136	78	192	742
Electric generation plants	--	--	90	32	90	32
Wholesale	--	--	75	11	75	11
	196	$2,474	302	$123	498	2,597
Balancing accounts and other						102
Total						$2,699
2007:
Residential	138	$1,524	1	$2	139	$1,526
Commercial and industrial	58	546	133	100	191	646
Electric generation plants	--	--	70	24	70	24
Wholesale	--	--	69	27	69	27
	196	$2,070	273	$153	469	2,223
Balancing accounts and other						126
Total						$2,349

Income Taxes

Income tax expense was $77 million and $82 million ($76 million and $78 million for SoCalGas) for the six months ended June 30, 2008 and 2007, respectively, and the effective income tax rates for the company were 40 percent and 42 percent (40 percent and 41 percent at SoCalGas), respectively. Income tax expense was $36 million and $41 million ($36 million and $39 million for SoCalGas) for the three months ended June 30, 2008 and 2007, respectively, and the effective income tax rates for the company were 39 percent and 42 percent (39 percent and 41 percent at SoCalGas), respectively.

The decrease in income tax expense for the three months and six months ended June 30, 2008 was due primarily to larger tax deductions in 2008 allowed for regulatory purposes.

Net Income

Net income for SoCalGas increased by $4 million (4%) in the six months ended June 30, 2008 to $114 million, and by $2 million (4%) in the three months ended June 30, 2008 to $57 million. The increase in the six months was primarily attributable to $7 million in regulatory awards in 2008 and $3 million as a result of a lower effective tax rate, partially offset by $8 million lower earnings from non-core natural gas storage in accordance with the Omnibus Gas Settlements, as discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

The increase in the three months ended June 30, 2008 was primarily due to $3 million as a result of a lower effective tax rate and $2 million in higher natural gas margins due to the elimination of revenue-sharing in 2008, net of higher operating expenses, offset by $5 million in lower earnings from non-core natural gas storage.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas’ utility operations generally are the major source of liquidity. In addition, cash requirements may be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At June 30, 2008, the company had $135 million in unrestricted cash and cash equivalents, and $500 million in available unused credit on its committed line at SoCalGas, which is shared with SDG&E and is discussed more fully in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Management believes that these amounts and cash flows from operations and security issuances, combined with current cash balances, will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends and other commitments. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities decreased by $86 million (13%) to $579 million for 2008 due to the decrease in net cash provided by SoCalGas’ operating activities, which decreased by $82 million (12%) to $576 million for 2008. The changes were primarily due to a $126 million lower decrease in accounts receivable, higher net tax payments of $78 million, a $34 million increase in net amounts due from affiliates in 2008 compared to an $18 million decrease in 2007 and a higher increase in other current assets of $17 million, offset by an $86 million higher increase in overcollected regulatory balancing accounts and a $73 million increase in accounts payable in 2008 compared to a $21 million decrease in 2007.

For the six months ended June 30, 2008, the company made contributions of a negligible amount and $9 million to the pension plan and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities increased by $1 million to $301 million for 2008. Net cash used in SoCalGas' investing activities increased by $5 million (2%) to $299 million for 2008. The changes were primarily due to an increase of $51 million in capital expenditures, offset by a $48 million lower increase in loans to affiliates.

Significant capital expenditures in 2008 are expected to include $400 million for improvements to distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities increased by $100 million (98%) to $202 million for 2008. Net cash used in SoCalGas' financing activities increased by $100 million (99%) to $201 million for 2008. The changes were due to a $100 million increase in common dividends paid in 2008 compared to 2007.

COMMITMENTS

At June 30, 2008, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $1.4 billion related to natural gas contracts at SoCalGas, of which $190 million related to the transfer of SDG&E’s natural gas supply portfolio to SoCalGas as part of the Omnibus Gas Settlements discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. The future payments under these contractual commitments are expected to be $687 million for 2008, $401 million for 2009, $42 million for 2010, $30 million for 2011, $31 million for 2012 and $186 million thereafter.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, natural gas industry restructuring, and the changing energy marketplace. Performance will also depend on the successful completion of capital projects that are discussed in various places in this report and in the Annual Report. As the 2008 GRC provides for fixed annual increases rather than for adjustments based on inflation indices as in the past, performance will depend on the company's ability to manage or recover in rates the effects of rising costs. Additional information is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

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

As of June 30, 2008, the total Value at Risk of SoCalGas' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Los Angeles Regional Water Quality Control Board has asserted violations of the California Water Code by SoCalGas in connection with certain maintenance activities in Los Angeles County's Sullivan Canyon. In June 2008, the board dismissed without prejudice a related lawsuit to provide an opportunity for the parties to resolve this matter without litigation. SoCalGas believes that the resolution will impose upon it fines and penalties of no more than $750,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proposal 1: Election of directors:

At the annual meeting of shareholders on June 6, 2008, shareholders elected three directors for a one-year term expiring in 2009. The name of each nominee and the number of shares voted for and withheld from the election of each director were as follows. There were no abstentions or broker non-votes.

Nominees	Votes For	Votes Withheld
Michael R. Niggli	91,350,970	--
Debra L. Reed	91,350,970	--
Mark A. Snell	91,350,970	--

ITEM 6. EXHIBITS

Exhibit 10 - Material Contracts

10.1	Sempra Energy 2008 Long Term Incentive Plan (incorporated by reference from Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.2	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

10.3	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.3).

10.4	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.5	Sempra Energy Amended and Restated Executive Life Insurance Plan (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.6).

10.6	Sempra Energy Amendment and Restatement of the Cash Balance Restoration Plan (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.8).

Exhibit 12 - Computation of ratios

12.1	Computation of Ratio of Earnings to Combined Fixed Charges of PE.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of SoCalGas.

Exhibit 31 -- Section 302 Certifications

31.1	Statement of PE's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of PE's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.3	Statement of SoCalGas' Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of SoCalGas' Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1	Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

32.3	Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PACIFIC ENTERPRISES, (Registrant)

Date: August 7, 2008	By: /s/ Dennis V. Arriola
Dennis V. Arriola Senior Vice President and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 7, 2008	By: /s/ Dennis V. Arriola
Dennis V. Arriola Senior Vice President and Chief Financial Officer