Form 10-Q
period 2008-09-30
PACIFIC ENTERPRISES INC; SOUTHERN CALIFORNIA GAS CO
filed 2008-11-10
CIK 75527, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2008

Commission File Number	Name of Registrant as Specified in its Charter, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
1-40	PACIFIC ENTERPRISES 101 Ash Street San Diego, California 92101 (619) 696-2020	California	94-0743670

1-1402	SOUTHERN CALIFORNIA GAS COMPANY 555 West Fifth Street Los Angeles, California 90013 (213) 244-1200	California	95-1240705

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

This Quarterly Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "expects," "anticipates," "plans," "estimates," "projects," "contemplates," "intends," "depends," "should," "could," "would," "may," "potential," "target," "goals," or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties and are not guarantees of performance. Factors, among others, that could cause the company's actual results and future actions to differ materially from those described in forward-looking statements include:

•

local, regional and national economic, competitive, political, legislative and regulatory conditions and developments;

•

actions by the California Public Utilities Commission, the California State Legislature, the Federal Energy Regulatory Commission and other regulatory bodies in the United States;

•

capital markets conditions, inflation rates, interest rates and exchange rates;

•

energy and trading markets, including the timing and extent of changes in commodity prices;

•

the availability of natural gas and liquefied natural gas;

•

weather conditions and conservation efforts;

•

war and terrorist attacks;

•

business, regulatory, environmental and legal decisions and requirements;

•

the status of deregulation of retail natural gas and electricity delivery;

•

the timing and success of business development efforts;

•

the resolution of litigation; and

•

other uncertainties, all of which are difficult to predict and many of which are beyond the control of the companies.

Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the companies' business described in this report and other reports filed by the companies from time to time with the Securities and Exchange Commission. These forward-looking statements represent the company's estimates and assumptions only as of the date of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ENTERPRISES AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2008	2007	2008	2007
	(unaudited)

Operating revenues	$1,077	$819	$3,776	$3,168

Operating expenses
Cost of natural gas	609	350	2,369	1,791
Other operating expenses	241	254	756	746
Depreciation	67	71	209	210
Franchise fees and other taxes	29	26	100	91
Total operating expenses	946	701	3,434	2,838

Operating income	131	118	342	330

Other income (expense), net	1	(1)	1	(4)
Interest income	5	15	18	40
Interest expense	(15)	(20)	(47)	(58)
Income before income taxes	122	112	314	308

Income tax expense	42	46	119	128

Net income	80	66	195	180
Preferred dividend requirements	1	1	3	3
Earnings applicable to common shares	$79	$65	$192	$177

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38	$59
Accounts receivable - trade	365	671
Accounts receivable - other	53	22
Due from unconsolidated affiliates	7	5
Income taxes receivable	106	37
Deferred income taxes	27	33
Inventories	327	98
Regulatory assets	23	40
Other	61	23
Total current assets	1,007	988

Other assets:
Due from unconsolidated affiliates	459	457
Regulatory assets	100	100
Pension plan assets in excess of benefit obligations	37	62
Sundry	40	39
Total other assets	636	658

Property, plant and equipment:
Property, plant and equipment	8,716	8,448
Less accumulated depreciation and amortization	(3,435)	(3,292)
Property, plant and equipment, net	5,281	5,156
Total assets	$6,924	$6,802

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$96	$--
Accounts payable - trade	244	300
Accounts payable - other	118	130
Due to unconsolidated affiliates	97	125
Regulatory balancing accounts, net	122	183
Customer deposits	104	90
Accrued compensation and benefits	81	87
Other	243	223
Total current liabilities	1,105	1,138

Long-term debt	1,113	1,113

Deferred credits and other liabilities:
Customer advances for construction	126	123
Pension and other postretirement benefit obligations, net of plan assets	61	58
Deferred income taxes	172	102
Deferred investment tax credits	31	33
Regulatory liabilities arising from removal obligations	1,178	1,187
Asset retirement obligations	587	562
Deferred taxes refundable in rates	227	231
Regulatory liabilities arising from pension and other postretirement benefit obligations	7	34
Preferred stock of subsidiary	20	20
Deferred credits and other	245	285
Total deferred credits and other liabilities	2,654	2,635

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding; no par value)	1,462	1,462
Retained earnings	520	378
Accumulated other comprehensive income (loss)	(10)	(4)
Total shareholders' equity	2,052	1,916
Total liabilities and shareholders' equity	$6,924	$6,802

See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended September 30,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	209	210
Deferred income taxes and investment tax credits	74	22
Other	(2)	(1)
Net change in other working capital components	(134)	30
Changes in other assets	25	12
Changes in other liabilities	(63)	(6)
Net cash provided by operating activities	304	447

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(350)	(300)
Decrease (increase) in loans to affiliates, net	132	(116)
Other	--	1
Net cash used in investing activities	(218)	(415)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(200)	(100)
Preferred dividends paid	(3)	(3)
Increase in short-term debt, net	96	--
Net cash used in financing activities	(107)	(103)

Decrease in cash and cash equivalents	(21)	(71)
Cash and cash equivalents, January 1	59	211
Cash and cash equivalents, September 30	$38	$140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$37	$48
Income tax payments, net of refunds	$113	$118

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Decrease in accounts payable from investments in property, plant and equipment	$(30)	$(11)

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2008	2007	2008	2007
	(unaudited)

Operating revenues	$1,077	$819	$3,776	$3,168

Operating expenses
Cost of natural gas	609	350	2,369	1,791
Other operating expenses	241	255	756	746
Depreciation	67	71	209	210
Franchise fees and other taxes	29	26	100	91
Total operating expenses	946	702	3,434	2,838

Operating income	131	117	342	330

Other income (expense), net	(1)	--	1	(4)
Interest income	2	8	9	22
Interest expense	(14)	(18)	(44)	(53)
Income before income taxes	118	107	308	295

Income tax expense	41	44	117	122

Net income	77	63	191	173
Preferred dividend requirements	--	--	1	1
Earnings applicable to common shares	$77	$63	$190	$172

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38	$59
Accounts receivable - trade	365	671
Accounts receivable - other	50	22
Due from unconsolidated affiliates	2	129
Income taxes receivable	41	--
Deferred income taxes	26	33
Inventories	327	98
Regulatory assets	23	40
Other	63	22
Total current assets	935	1,074

Other assets:
Regulatory assets	100	100
Pension plan assets in excess of benefit obligations	37	62
Sundry	15	16
Total other assets	152	178

Property, plant and equipment:
Property, plant and equipment	8,714	8,446
Less accumulated depreciation and amortization	(3,435)	(3,292)
Property, plant and equipment, net	5,279	5,154
Total assets	$6,366	$6,406

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2008	2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$96	$--
Accounts payable - trade	244	300
Accounts payable - other	118	130
Due to unconsolidated affiliates	10	171
Income taxes payable	--	26
Regulatory balancing accounts, net	122	183
Customer deposits	104	90
Accrued compensation and benefits	81	87
Other	243	223
Total current liabilities	1,018	1,210

Long-term debt	1,113	1,113

Deferred credits and other liabilities:
Customer advances for construction	126	123
Pension and other postretirement benefit obligations, net of plan assets	61	58
Deferred income taxes	183	117
Deferred investment tax credits	31	33
Regulatory liabilities arising from removal obligations	1,178	1,187
Asset retirement obligations	587	562
Deferred taxes refundable in rates	227	231
Regulatory liabilities arising from pension and other postretirement benefit obligations	7	34
Deferred credits and other	231	268
Total deferred credits and other liabilities	2,631	2,613

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	866	866
Retained earnings	726	586
Accumulated other comprehensive income (loss)	(10)	(4)
Total shareholders' equity	1,604	1,470
Total liabilities and shareholders' equity	$6,366	$6,406

See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended September 30,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$191	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	209	210
Deferred income taxes and investment tax credits	71	23
Other	1	2
Net change in other working capital components	(135)	20
Changes in other assets	21	8
Changes in other liabilities	(60)	(1)
Net cash provided by operating activities	298	435

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(350)	(300)
Decrease (increase) in loans to affiliates, net	136	(107)
Other	--	2
Net cash used in investing activities	(214)	(405)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(200)	(100)
Preferred dividends paid	(1)	(1)
Increase in short-term debt, net	96	--
Net cash used in financing activities	(105)	(101)

Decrease in cash and cash equivalents	(21)	(71)
Cash and cash equivalents, January 1	59	211
Cash and cash equivalents, September 30	$38	$140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$35	$43
Income tax payments, net of refunds	$113	$118

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Decrease in accounts payable from investments in property, plant and equipment	$(30)	$(11)

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report) and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

FASB Staff Position (FSP) FASB Interpretation (FIN) No. 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1): FSP FIN 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The company adopted FSP FIN 39-1 effective January 1, 2008. The company applied FSP FIN 39-1 as a change in accounting principle through retrospective application. Each consolidated balance sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. The adoption of FSP FIN 39-1 did not have a material impact on the company's financial statements. Additional disclosure is provided in Note 4.

NOTE 3. OTHER FINANCIAL DATA

Debt and Credit Facilities

Committed Line of Credit

On August 15, 2008, the company and its affiliate, SDG&E entered into an $800 million, three-year syndicated revolving credit agreement expiring in 2011. JPMorgan Chase Bank serves as administrative agent for the syndicate of 17 lenders. The agreement permits each company to individually borrow up to $600 million, subject to a combined limit of $800 million for both companies. It also provides for the issuance of letters of credit on behalf of each company subject to a combined letter of credit commitment of $200 million for both companies with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing company's credit rating. The agreement also requires each company to maintain at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65%.

Each company’s obligations under the agreement are individual obligations, and a default by one company would not constitute a default or preclude borrowings by, or the issuance of letters of credit on behalf of, the other company.

Concurrently with the effectiveness of this credit agreement, SDG&E’s and SoCalGas’ combined $600 million revolving credit facility scheduled to expire in August 2010 was terminated.

At September 30, 2008, SoCalGas had no outstanding borrowings and no outstanding letters of credit under this facility. The facility provides support for $96 million of commercial paper outstanding at September 30, 2008.

Weighted Average Interest Rate

The company's weighted average interest rate on the total short-term debt outstanding was 2.95 percent at September 30, 2008.

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$10	$11	$3	$3
Interest cost	24	24	10	10
Expected return on assets	(26)	(25)	(10)	(10)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial (gain) loss	--	(1)	--	1
Regulatory adjustment	(8)	(9)	(2)	4
Total net periodic benefit cost	$1	$1	$--	$7

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$30	$31	$12	$14
Interest cost	73	72	31	33
Expected return on assets	(77)	(76)	(32)	(30)
Amortization of:
Prior service cost (credit)	2	2	(3)	(4)
Actuarial loss	--	--	--	4
Regulatory adjustment	(26)	(27)	1	6
Total net periodic benefit cost	$2	$2	$9	$23

The company expects to contribute $3 million to its pension plan and $22 million to its other postretirement benefit plans in 2008. For the nine months ended September 30, 2008, the company made contributions of $1 million and $9 million to the pension plan and other postretirement benefit plans, respectively, including $1 million and a negligible amount, respectively, for the three months ended September 30, 2008.

Capitalized Interest

The company recorded a negligible amount and $2 million of capitalized interest for the three months and nine months ended September 30, 2008, respectively, including primarily the debt-related portion of allowance for funds used during construction. The company recorded a negligible amount and $1 million of capitalized interest for the three months and nine months ended September 30, 2007, respectively, including primarily the debt-related portion of allowance for funds used during construction.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income for PE:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$80	$66	$195	$180
Financial instruments*	(6)	--	(6)	--
Comprehensive income	$74	$66	$189	$180
*	Net of income tax benefit of $4 million for both the three and nine months ended September 30, 2008.

The following is a reconciliation of net income to comprehensive income for SoCalGas:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$77	$63	$191	$173
Financial instruments*	(6)	--	(6)	--
Comprehensive income	$71	$63	$185	$173
*	Net of income tax benefit of $4 million for both the three and nine months ended September 30, 2008.

Other Income (Expense), Net

Other Income (Expense), Net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Allowance for equity funds used during construction	$2	$2	$6	$4
Regulatory interest, net	(2)	(1)	(4)	(6)
Sundry, net	(1)	(1)	(1)	(2)
Total at SoCalGas	(1)	--	1	(4)
Additional at Pacific Enterprises:
Preferred dividends of subsidiary	--	--	(1)	(1)
Sundry, net	2	(1)	1	1
Total	$1	$(1)	$1	$(4)

NOTE 4. FINANCIAL INSTRUMENTS

The company periodically uses commodity derivative instruments and interest-rate swap agreements to moderate its exposure to commodity-price and interest-rate changes and to lower its overall cost of borrowing.

Fair Value Hedges

As of September 30, 2008 and December 31, 2007, the company has a fair value hedge for a notional amount of debt totaling $150 million. The fair value hedge balances were an asset of $3 million and $2 million at September 30, 2008 and December 31, 2007, respectively. The hedge expires in 2011.

Market value adjustments since inception of the hedge were recorded as an increase in fixed-price contracts and other derivatives (in noncurrent assets as Sundry or in Deferred Credits and Other) and as a corresponding increase or decrease in Long-Term Debt without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on this swap.

Cash Flow Hedges

As of September 30, 2008 and December 31, 2007, the company had established a cash flow interest-rate swap hedge for a notional amount of debt totaling $183 million. The swap expires in 2038. There has been no hedge ineffectiveness on this swap.

Natural Gas Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments enable the company to estimate with greater certainty natural gas prices to be received by the company and the corresponding prices to be charged to its customers. The company records realized gains or losses on derivative instruments associated with transactions for natural gas contracts in Cost of Natural Gas on the Statements of Consolidated Income. On the Consolidated Balance Sheets, the company records corresponding regulatory assets and liabilities related to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

Adoption of FSP FIN 39-1

The company adopted FSP FIN 39-1 effective January 1, 2008, which requires retroactive application. Each Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. As of September 30, 2008, the company offset fair value cash collateral receivables against net derivative positions of $16 million. As of December 31, 2007, the application of FSP FIN 39-1 had no impact on the Consolidated Balance Sheet. The fair value of cash collateral that was not offset in the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 was $16 million and $7 million, respectively. The fair value of commodity derivative assets and liabilities as of September 30, 2008 and December 31, 2007, determined in accordance with the company's netting policy, is presented below.

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

Recurring Fair Value Measures	At fair value as of September 30, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$16	$4	$--	$20
Other derivatives	--	3	--	3
Total	$16	$7	$--	$23

Liabilities:
Other derivatives	$--	$9	$--	$9

Recurring Fair Value Measures	At fair value as of December 31, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$7	$1	$--	$8
Other derivatives	--	5	--	5
Total	$7	$6	$--	$13

NOTE 5. REGULATORY MATTERS

General Rate Case (GRC)

In July 2008, the California Public Utilities Commission (CPUC) issued a final decision in the company’s 2008 general rate case (2008 GRC). The decision adopted the test-year 2008 revenue requirements, effective retroactive to January 1, 2008, and the post-test year revenue requirements that were included in the settlement agreement filed with the CPUC. The decision provides an increase in the annual revenue requirement in 2008, as compared to 2007, of $59 million, and provides average annual increases of approximately $52 million, or three percent, in each of the post-test years' revenue requirements. The decision also establishes a GRC period of four years (2008-2011) and does not impose a cap on the company’s earnings.

Since the final decision was not issued by June 30, 2008, the company's reported net income for the first six months of 2008 was based on the 2007 authorized revenue requirement as established by the CPUC’s 2004 Cost of Service decision. As the 2008 GRC decision is retroactive, the company recognized additional net income for the period January 1 through June 30, 2008 of approximately $7 million in the third quarter of 2008.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR) consists of a series of measures of utility performance. Generally, if performance is outside of a band of specified benchmarks, the utility is subject to financial rewards or penalties. The three areas that are eligible for incentive awards or penalties are operational incentives, energy efficiency awards based on the effectiveness of the energy efficiency programs and natural gas procurement awards or penalties.

Incentive awards are not included in the company's earnings until CPUC approval of the award is received.

Operational Incentives

Operational incentives and the associated benchmarks are determined as a component of a general rate case or cost of service decision. The operational PBR incentives to be in effect for fiscal year 2008 through 2011 were established as part of the CPUC's final decision in the 2008 GRC, which adopted modified PBR measures for customer satisfaction and employee safety. The company reviewed these modified PBR measures and filed its response in regard to these measures in September 2008, accepting the safety performance measure but rejecting the customer satisfaction measure, as allowed by the GRC decision. As a result, the company is no longer entitled to operational PBR awards for customer satisfaction after 2007.

During the second quarter of 2008, the company received CPUC approval for its 2007 Operational PBR incentive award of $2 million (pretax). The company plans to submit its employee safety results and incentive award claim in May 2009 for performance in 2008.

Energy Efficiency

Energy efficiency awards are determined under an incentive mechanism established by the CPUC in September 2007, which was subsequently modified in January 2008. This incentive award mechanism applies to the utilities' performance over a three-year energy efficiency program period. In accordance with this mechanism, the company submitted its initial report on its 2006 and 2007 energy efficiency results, as compared to the company's goals, with the CPUC in the first quarter of 2008. The CPUC is currently reviewing these results with a verification report not expected to be issued until sometime in 2009.

A joint petition was filed in August 2008 by SDG&E, SoCalGas, Pacific Gas and Electric Company, and Southern California Edison seeking modification of the CPUC's energy efficiency incentive mechanism decisions due to the delay in the issuance of the verification report from its original, expected timeframe. The petition proposed certain procedures that would be triggered if the CPUC's Energy Division were unable to complete its review of the utilities' results on time. The joint petition also requested approval of each utility's awards claim for 2006 - 2007, including $9.6 million for SoCalGas.

A draft Administrative Law Judge (ALJ) decision and a draft Commissioner’s alternate decision were issued by the CPUC on November 4, 2008. The ALJ decision would deny the joint petition and retain the CPUC’s current performance review and award process. The alternate decision grants the joint petition in part but increases the interim award holdback from 35% to 50% and approves an interim award for SoCalGas, net of the holdback amount, of $7.4 million. SoCalGas expects that a final decision could be adopted by the CPUC in December 2008.

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

As of April 1, 2008, the SDG&E and SoCalGas core natural gas supply portfolios were combined, and SoCalGas now procures natural gas for SDG&E's requirements. Also effective as of April 1, 2008, SoCalGas' GCIM award is based on the natural gas procured on a combined portfolio basis.

2009 Biennial Cost Allocation Proceeding (BCAP)

In August 2006, SoCalGas, SDG&E and Southern California Edison jointly filed an application with the CPUC seeking its approval of a series of revisions to the natural gas operations and service offerings of the Sempra Utilities. The CPUC issued a final decision in December 2007 approving some, but not all, of the proposals and deferring a number of issues, including the incentive mechanism for SoCalGas' natural gas storage program, to the Sempra Utilities’ BCAP where they could be addressed more fully. A settlement agreement on a majority of the storage-related issues was reached with the parties, and a draft ALJ decision was issued on November 4, 2008, recommending approval of the settlement without modification. A final decision on the uncontested settlement is expected by year-end 2008.

Effective January 1, 2008, and until such time as a resolution is achieved in the BCAP, the storage revenues and costs that were previously shared between ratepayers and shareholders are being deferred pending a regulatory decision on this matter. The settlement, if approved, would resolve the incentive mechanism for the natural gas storage program for 2008, but the shareholder amount would depend on the actual storage revenues for the calendar year.

If approved as submitted, the settlement agreement would be in effect for a six-year period (2009 through 2014) and would allow SoCalGas to invest in certain storage replacement and expansion projects that ultimately would add an estimated 145 million cubic feet per day (MMcfd) of storage injection capacity and approximately 7 billion cubic feet (Bcf) of inventory capacity. The cost of these storage investments is estimated at $250 million, would be incremental to the capital provided in the 2008 GRC and would be treated like existing storage assets, providing additional earnings through the resulting increase in rate base. The agreement also provides that the annual net revenues (revenues less allocated embedded cost) from the unbundled storage and system operator hub services programs be split between ratepayers and shareholders on a graduated basis. The first $15 million of net revenue would be shared 90/10 (ratepayer/shareholder), the next $15 million shared 75/25, and all additional net revenues shared 50/50, up to a total annual shareholder cap of $20 million (pretax). The prior mechanism provided a 50/50 split of the net revenues (2007 and prior).

Advanced Metering Infrastructure

In September 2008, SoCalGas filed an application with the CPUC for approval to upgrade approximately six million natural gas meters with an advanced metering system at an estimated cost of $1.1 billion (including approximately $900 million in capital investment). The company has requested a CPUC decision by mid-2009. If timely approved, installation of the meters is expected to begin in 2011 and continue through 2015.

Natural Gas Market OIR

The CPUC considered natural gas market issues, including market design and infrastructure requirements, as part of its Natural Gas Market Order Instituting Rulemaking (OIR). A final decision in Phase II of this proceeding was issued in September 2006, reaffirming the adequacy of the capacity of the SoCalGas and SDG&E systems to meet then-current and forecasted demand. Among other things, this decision established revised natural gas quality standards that apply to all natural gas supplies entering the SoCalGas and SDG&E systems, including new supplies of regasified liquefied natural gas. The South Coast Air Quality Management District and the City of San Diego (jointly with Ratepayers for Affordable Clean Energy) filed petitions for review in the California Court of Appeal and the California Supreme Court challenging the CPUC's September 2006 decision and contending that the CPUC was required to prepare an environmental impact statement under the California Environmental Quality Act evaluating the environmental impacts that might result from the changes in natural gas quality standards approved by the CPUC. In November 2007, the Court of Appeal determined that the California Supreme Court had exclusive jurisdiction over the petitions for review. In July 2008, the California Supreme Court denied the petitions for review, thereby affirming the CPUC’s decision in all respects.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At September 30, 2008, the company's reserves related to unresolved litigation matters were $1 million. The uncertainties that exist in complex legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving legal matters. Accordingly, actual costs incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Natural Gas Cases

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, a business unit of Sempra Energy, seeking recovery of damages alleged to total more than $150 million (before trebling). The lawsuit claims that the defendants conspired to manipulate and inflate the prices that Nevada Power had to pay for its natural gas by preventing the construction of natural gas pipelines to serve Nevada and other Western states, and reporting artificially inflated prices to trade publications. The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission (FERC) had exclusive jurisdiction to resolve the claims. In September 2007, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) reversed the dismissal and returned the case to the District Court for further proceedings.

Five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies are pending in the U.S. District Court in Nevada. Plaintiffs claim that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into deceptive transactions such as wash trades and churning transactions. Four of the cases also include conspiracy allegations similar to those made in the Continental Forge litigation discussed below. The court dismissed four of these actions in 2005, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the cases to the District Court for further proceedings.

Other Litigation

In 1998, SoCalGas converted its traditional pension plan for non-union employees to a cash balance plan. In July 2005, a lawsuit was filed against the company in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. Plaintiffs appealed to the Ninth Circuit Court of Appeals and, in August 2008, the court affirmed the dismissal of three of the four causes of action and reversed the District Court’s dismissal of the remaining cause of action. Plaintiffs have petitioned the Ninth Circuit Court of Appeals for a rehearing of two of the three affirmed cause of action dismissals. Briefs have been filed on the petition.

Resolved Matters

The company has accrued liabilities for resolved matters of $69 million, including $63 million for settlements related to certain litigation arising out of the 2000 - 2001 California energy crisis.

The litigation that is the subject of these settlements and accrued liabilities is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The terms of these settlements were reported previously. In July 2008, the California Attorney General and the DWR dismissed their appeal of the final order, and the settlements became final in August 2008. The reserves recorded for the settlements by Sempra Energy, including SoCalGas, in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract by Sempra Generation, a business unit of Sempra Energy.

NOTE 7. SUBSEQUENT EVENT

On November 6, 2008, a Tulare County Superior Court jury found SoCalGas liable in the amount of $12.3 million in compensatory and punitive damages payable to two plumbers who were injured in a natural gas explosion when they tried to ignite a water heater pilot light. SoCalGas intends to appeal.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the company's 2007 Annual Report on Form 10-K (Annual Report), and "Risk Factors" contained in the company's 2007 Annual Report and Part II of this Form 10-Q.

RESULTS OF OPERATIONS

Revenues and Cost of Sales

During the three months and nine months ended September 30, 2008, natural gas revenues and the cost of natural gas increased compared to the corresponding periods in 2007, primarily as a result of higher natural gas prices and volumes.

Since the final decision in the 2008 General Rate Case (GRC) was not issued by the California Public Utilities Commission (CPUC) by June 30, 2008, revenues for the first six months of 2008 associated with CPUC-regulated operations were based on the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision. An adjustment was made in the third quarter of 2008 to reflect the authorized revenue established in the 2008 GRC for the period of January 1 through June 30, 2008. Further discussion is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

Although the current regulatory framework provides that the cost of natural gas purchased for core customers be passed through to the customers on a substantially concurrent basis, SoCalGas' Gas Cost Incentive Mechanism (GCIM) allows SoCalGas to share in the savings or costs from buying natural gas for its customers below or above monthly market-based benchmarks. The GCIM permits full recovery of all costs within a tolerance band around the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. Further discussion is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 1 and 9 of the Notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes natural gas volumes and revenues by customer class for the nine-month periods ended September 30.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2008:
Residential	174	$2,307	1	$3	175	$2,310
Commercial and industrial	77	924	208	130	285	1,054
Electric generation plants	--	--	170	61	170	61
Wholesale	--	--	105	16	105	16
	251	$3,231	484	$210	735	3,441
Balancing accounts and other						335
Total						$3,776
2007:
Residential	173	$1,915	1	$3	174	$1,918
Commercial and industrial	79	729	204	150	283	879
Electric generation plants	--	--	158	56	158	56
Wholesale	--	--	99	42	99	42
	252	$2,644	462	$251	714	2,895
Balancing accounts and other						273
Total						$3,168

Income Taxes

Income tax expense was $119 million and $128 million ($117 million and $122 million for SoCalGas) for the nine months ended September 30, 2008 and 2007, respectively, and the effective income tax rates for the company were 38 percent and 42 percent (38 percent and 41 percent at SoCalGas), respectively. Income tax expense was $42 million and $46 million ($41 million and $44 million for SoCalGas) for the three months ended September 30, 2008 and 2007, respectively, and the effective income tax rates for the company were 34 percent and 41 percent (35 percent and 41 percent at SoCalGas), respectively.

The decrease in income tax expense for the three months and nine months ended September 30, 2008 was due primarily to larger permanent tax deductions allowed for regulatory purposes and higher favorable resolution of prior years' income tax issues in 2008.

Net Income

Net income for SoCalGas increased by $18 million (10%) in the nine months ended September 30, 2008 to $191 million and by $14 million (22%) in the three months ended September 30, 2008 to $77 million. The increase in the nine months was primarily attributable to $11 million in higher authorized margin in 2008, net of higher operating expenses, associated with CPUC-regulated operations, $6 million in higher regulatory awards ($7 million in 2008 compared to $1 million in 2007) and $5 million as a result of a lower effective tax rate (excluding the effect of the resolution of prior years' income tax matters), offset by $12 million lower earnings from non-core natural gas storage in accordance with the Omnibus Gas Settlements, as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. In addition to these factors, the comparative nine-month results were favorably impacted by $7 million from the favorable resolution of a regulatory matter in 2008 and $5 million from the higher favorable resolution of prior years' income tax issues ($4 million favorable in 2008 compared to $1 million unfavorable in 2007), partially offset by $5 million higher expense in 2008 for potential uncollectible customer receivables.

The increase in the three months ended September 30, 2008 included a benefit of $3 million as a result of a lower effective income tax rate (excluding the effect of the resolution of prior years' income tax issues), offset by $4 million in lower earnings from non-core natural gas storage. In addition to these factors, the three-month comparative net income was favorably impacted by $7 million from the favorable resolution of a regulatory matter in 2008, $7 million retroactive impact of the 2008 GRC decision for January 1 through June 30, 2008, and a $5 million increase from the favorable resolution of prior years' income tax issues ($4 million favorable in 2008 compared to $1 million unfavorable in 2007), partially offset by $4 million higher expense in 2008 associated with potential uncollectible customer receivables.

CAPITAL RESOURCES AND LIQUIDITY

SoCalGas’ utility operations generally are the major source of liquidity. In addition, cash requirements may be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At September 30, 2008, the company had $38 million in unrestricted cash and cash equivalents, and $504 million in available unused credit on its committed line at SoCalGas, which is shared with SDG&E and is discussed more fully in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. The line expires in August 2011 and is syndicated with 17 different banks.

The recent global credit crisis has severely affected the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or the company were to be unable to borrow under acceptable terms, the company would reduce or postpone discretionary capital expenditures. Management continues to regularly monitor SoCalGas' ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by PE's operating activities decreased by $143 million (32%) to $304 million for 2008 due to the decrease in net cash provided by SoCalGas’ operating activities, which decreased by $137 million (31%) to $298 million for 2008. The changes were primarily due to a $143 million higher increase in inventory at SoCalGas and a $15 million increase in net amounts due from affiliates in 2008 compared to a $41 million decrease in 2007, offset by a $65 million increase ($64 million at SoCalGas) in net income (adjusted for noncash items). Net amounts due from affiliates at SoCalGas increased by $20 million in 2008 compared to a $35 million decrease in 2007.

For the nine months ended September 30, 2008, the company made contributions of $1 million and $9 million to the pension plan and other postretirement benefit plans, respectively. If equity and bond markets remain at approximately the same levels as the end of October, the company expects qualified pension contributions to be approximately $90 million at SoCalGas in 2009.

The additional contributions will be fully recovered in future rates, and there is no earnings impact.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in PE's investing activities decreased by $197 million (47%) to $218 million for 2008. Net cash used in SoCalGas' investing activities decreased by $191 million (47%) to $214 million for 2008. The changes were primarily at SoCalGas due to a $136 million decrease in loans to affiliates in 2008 compared to a $107 million increase in 2007, offset by an increase of $50 million in capital expenditures.

Significant capital expenditures in 2008 are expected to include $400 million for improvements to distribution and transmission systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in PE's financing activities increased by $4 million (4%) to $107 million for 2008. Net cash used in SoCalGas' financing activities increased by $4 million (4%) to $105 million for 2008. The changes were due to a $100 million increase in common dividends paid in 2008 compared to 2007, offset by a $96 million increase in short-term debt.

COMMITMENTS

At September 30, 2008, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $580 million related to natural gas contracts at SoCalGas, of which $190 million related to the transfer of SDG&E’s natural gas supply portfolio to SoCalGas as part of the Omnibus Gas Settlements discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report and Note 5 of the Notes to Condensed Consolidated Financial Statements herein. The future payments under these contractual commitments are expected to be $48 million for 2008, $247 million for 2009, $38 million for 2010, $30 million for 2011, $31 million for 2012 and $186 million thereafter.

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

Factors regarding the impact of the global credit market crisis are discussed in "Capital Resources and Liquidity" herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, the total Value at Risk (VaR) of SoCalGas' commodity positions was not material.

The company’s one-year VaR for long-term debt has increased as a result of considerable interest-rate volatility during 2008. The following table shows the nominal amount and the one-year VaR for long-term debt at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(Dollars in millions)	Nominal Debt	One-Year VaR	Nominal Debt	One-Year VaR
Utility fixed-rate*	$863	$243	$863	$161
Utility variable-rate*	$250	$10	$250	$9
*	After the effects of interest-rate swaps.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors as previously disclosed in the company's 2007 Annual Report on Form 10-K except as follows. The recent global credit crisis has severely affected the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or the company were to be unable to borrow under acceptable terms, the company would reduce or postpone discretionary capital expenditures.

ITEM 6. EXHIBITS

Exhibit 10 -- Material Contracts

10.1	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective 1/1/2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

Exhibit 12 -- Computation of ratios

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of PE.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of SoCalGas.

Exhibit 31 -- Section 302 Certifications

31.1	Statement of PE's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of PE's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.3	Statement of SoCalGas' Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of SoCalGas' Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1	Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

32.3	Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PACIFIC ENTERPRISES, (Registrant)

Date: November 10, 2008	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 10, 2008	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer