Form 10-Q
period 2009-06-30
PACIFIC ENTERPRISES INC; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2009-07-31
CIK 75527, 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		June 30, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2034

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California	94-0743670	No change
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
555 West Fifth Street
Los Angeles, California 90013
(213)244-1200

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes		No
Pacific Enterprises		Yes		No
Southern California Gas Company		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Common stock outstanding on July 24, 2009:

Sempra Energy	245,337,795 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

This combined Form 10-Q is separately filed by Sempra Energy, San Diego Gas & Electric Company, Pacific Enterprises and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company provides information only as to itself and its consolidated entities and not as to any other company.

You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Part I - Item 1 sections are provided for each reporting company, except for the Notes to Condensed Consolidated Financial Statements. The Notes to Condensed Consolidated Financial Statements for all of the reporting companies are combined. All Items other than Part I – Item 1 are combined for the reporting companies.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

In this report, when we use words such as "believes," "expects," "anticipates," "plans," "estimates," "projects," "contemplates," "intends," "depends," "should," "could," "would," "may," "potential," "target," "goals," or similar expressions, or when we discuss our strategy, plans or intentions, we are making forward-looking statements.

Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include

▪

local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments;

▪

actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission, the Federal Reserve Board, and other regulatory and governmental bodies in the United States, the United Kingdom and other countries;

▪

capital markets conditions and inflation, interest and exchange rates;

▪

energy and trading markets, including the timing and extent of changes and volatility in commodity prices;

▪

the availability of electric power, natural gas and liquefied natural gas;

▪

weather conditions and conservation efforts;

▪

war and terrorist attacks;

▪

business, regulatory, environmental and legal decisions and requirements;

▪

the status of deregulation of retail natural gas and electricity delivery;

▪

the timing and success of business development efforts;

▪

the resolution of litigation; and

▪

other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and other reports that we file with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2009	2008*	2009	2008*
	(unaudited)
REVENUES
Sempra Utilities	$1,316	$1,887	$2,958	$4,177
Sempra Global and parent	373	616	839	1,596
Total revenues	1,689	2,503	3,797	5,773
EXPENSES AND OTHER INCOME
Sempra Utilities:
Cost of natural gas	(249)	(784)	(789)	(2,019)
Cost of electric fuel and purchased power	(129)	(220)	(300)	(383)
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	(187)	(513)	(455)	(922)
Other cost of sales	(16)	(17)	(33)	(153)
Operation and maintenance	(589)	(549)	(1,105)	(1,252)
Depreciation and amortization	(189)	(171)	(372)	(346)
Franchise fees and other taxes	(69)	(71)	(151)	(154)
Gains on sale of assets	3	109	3	114
Write-off of long-lived assets	(132)	-	(132)	-
Equity earnings:
RBS Sempra Commodities LLP	126	146	279	146
Other	2	9	9	15
Other income, net	70	32	73	51
Interest income	5	10	11	24
Interest expense	(79)	(38)	(161)	(98)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	256	446	674	796
Income tax expense	(90)	(202)	(199)	(329)
Equity earnings, net of income tax	23	18	39	39
Net income	189	262	514	506
(Earnings) losses attributable to noncontrolling interests	12	(15)	5	(15)
Preferred dividends of subsidiaries	(3)	(3)	(5)	(5)
Earnings	$198	$244	$514	$486

Basic earnings per common share	$0.82	$0.99	$2.12	$1.93
Weighted-average number of shares outstanding,
basic (thousands)	242,718	245,576	242,245	252,100

Diluted earnings per common share	$0.80	$0.98	$2.09	$1.90
Weighted-average number of shares outstanding,
diluted (thousands)	247,090	249,677	246,039	256,169
Dividends declared per share of common stock	$0.39	$0.35	$0.78	$0.67
* As adjusted for the retrospective adoption of SFAS 160 (ASC 810).
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$818	$331
Short-term investments	-	176
Restricted cash	27	27
Trade accounts receivable, net	596	903
Other accounts and notes receivable, net	119	78
Due from unconsolidated affiliates	21	4
Income taxes receivable	114	195
Deferred income taxes	96	31
Inventories	169	320
Regulatory assets	88	121
Fixed-price contracts and other derivatives	100	160
Insurance receivable related to wildfire litigation (Note 10)	940	-
Other	236	130
Total current assets	3,324	2,476

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	252	264
Regulatory assets arising from pension and other postretirement
benefit obligations	1,212	1,188
Other regulatory assets	558	534
Nuclear decommissioning trusts	580	577
Investment in RBS Sempra Commodities LLP	2,019	2,082
Other investments	1,470	1,166
Goodwill and other intangible assets	529	539
Sundry	565	709
Total investments and other assets	7,185	7,059

Property, plant and equipment:
Property, plant and equipment	23,889	23,153
Less accumulated depreciation and amortization	(6,476)	(6,288)
Property, plant and equipment, net	17,413	16,865
Total assets	$27,922	$26,400
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2009	2008*
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$291	$503
Accounts payable - trade	478	606
Accounts payable - other	138	250
Due to unconsolidated affiliates	31	38
Dividends and interest payable	183	156
Accrued compensation and benefits	186	280
Regulatory balancing accounts, net	602	335
Current portion of long-term debt	624	410
Fixed-price contracts and other derivatives	115	180
Customer deposits	149	170
Reserve for wildfire litigation (Note 10)	940	-
Other	616	684
Total current liabilities	4,353	3,612
Long-term debt	6,723	6,544

Deferred credits and other liabilities:
Due to unconsolidated affiliate	102	102
Customer advances for construction	154	155
Pension and other postretirement benefit obligations, net of plan assets	1,512	1,487
Deferred income taxes	1,152	946
Deferred investment tax credits	54	57
Regulatory liabilities arising from removal obligations	2,453	2,430
Asset retirement obligations	1,210	1,159
Other regulatory liabilities	209	219
Fixed-price contracts and other derivatives	347	392
Deferred credits and other	842	909
Total deferred credits and other liabilities	8,035	7,856
Preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	-	-
Common stock (750 million shares authorized; 245 million and 243 million shares outstanding at June 30, 2009 and December 31, 2008, respectively;
no par value)	2,328	2,265
Retained earnings	6,559	6,235
Deferred compensation	(15)	(18)
Accumulated other comprehensive income (loss)	(395)	(513)
Total Sempra Energy shareholders' equity	8,477	7,969
Preferred stock of subsidiaries	100	100
Other noncontrolling interests	155	240
Total equity	8,732	8,309
Total liabilities and equity	$27,922	$26,400
* As adjusted for the retrospective adoption of SFAS 160 (ASC 810).
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2009	2008*
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$514	$506
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	372	346
Deferred income taxes and investment tax credits	90	51
Equity earnings	(327)	(200)
Gains on sale of assets	(3)	(114)
Write-off of long-lived assets	132	-
Fixed-price contracts and other derivatives	(38)	47
Other	51	40
Net change in other working capital components	364	226
Distributions from RBS Sempra Commodities LLP	375	-
Changes in other assets	21	(10)
Changes in other liabilities	(26)	(27)
Net cash provided by operating activities	1,525	865

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(938)	(1,114)
Proceeds from sale of assets, net of cash sold	179	2,071
Expenditures for investments	(217)	(2,180)
Distributions from investments	9	16
Purchases of nuclear decommissioning and other trust assets	(99)	(173)
Proceeds from sales by nuclear decommissioning and other trusts	93	177
Decrease in notes receivable from unconsolidated affiliate	-	60
Other	(14)	(15)
Net cash used in investing activities	(987)	(1,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(170)	(166)
Preferred dividends paid by subsidiaries	(5)	(5)
Issuances of common stock	28	11
Repurchases of common stock	-	(1,002)
(Decrease) increase in short-term debt, net	(612)	496
Issuances of long-term debt	1,108	593
Payments on long-term debt	(311)	(73)
Purchase of noncontrolling interest	(94)	-
Other	5	1
Net cash used in financing activities	(51)	(145)

Increase (decrease) in cash and cash equivalents	487	(438)
Cash and cash equivalents, January 1	331	668
Cash and cash equivalents, June 30	$818	$230
* As adjusted for the retrospective adoption of SFAS 160 (ASC 810).
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2009	2008
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$141	$157

Income tax payments, net	$36	$140

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant
and equipment	$(103)	$(62)

Dividends declared but not paid	$98	$89
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2009	2008*	2009	2008*
	(unaudited)
Operating revenues
Electric	$535	$583	$1,088	$1,084
Natural gas	96	171	275	416
Total operating revenues	631	754	1,363	1,500
Operating expenses
Cost of electric fuel and purchased power	129	220	300	383
Cost of natural gas	37	113	124	265
Operation and maintenance	232	195	413	382
Depreciation and amortization	81	78	158	155
Franchise fees and other taxes	39	36	80	74
Total operating expenses	518	642	1,075	1,259
Operating income	113	112	288	241
Other income, net	27	20	44	23
Interest income	-	2	-	4
Interest expense	(21)	(22)	(46)	(49)
Income before income taxes	119	112	286	219
Income tax expense	(28)	(35)	(88)	(67)
Net income	91	77	198	152
Earnings attributable to noncontrolling interest	(20)	(15)	(27)	(15)
Earnings	71	62	171	137
Preferred dividend requirements	(1)	(1)	(2)	(2)
Earnings attributable to common shares	$70	$61	$169	$135
* As adjusted for the retrospective adoption of SFAS 160 (ASC 810).
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187	$19
Short-term investments	-	24
Accounts receivable - trade	221	225
Accounts receivable - other	69	30
Due from unconsolidated affiliates	1	29
Income taxes receivable	26	22
Deferred income taxes	37	17
Inventories	63	62
Regulatory assets arising from fixed-price contracts and other derivatives	68	94
Other regulatory assets	6	8
Fixed-price contracts and other derivatives	35	39
Insurance receivable related to wildfire litigation (Note 10)	940	-
Other	62	15
Total current assets	1,715	584

Other assets:
Due from unconsolidated affiliate	3	4
Deferred taxes recoverable in rates	388	369
Regulatory assets arising from fixed-price contracts and other derivatives	252	264
Regulatory assets arising from pension and other postretirement
benefit obligations	397	393
Other regulatory assets	56	59
Nuclear decommissioning trusts	580	577
Sundry	41	154
Total other assets	1,717	1,820

Property, plant and equipment:
Property, plant and equipment	9,526	9,095
Less accumulated depreciation and amortization	(2,489)	(2,420)
Property, plant and equipment, net	7,037	6,675
Total assets	$10,469	$9,079
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2009	2008*
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$196	$261
Due to unconsolidated affiliates	55	1
Regulatory balancing accounts, net	232	114
Customer deposits	54	53
Fixed-price contracts and other derivatives	57	77
Accrued compensation and benefits	67	105
Current portion of long-term debt	7	2
Reserve for wildfire litigation (Note 10)	940	-
Other	152	163
Total current liabilities	1,760	776
Long-term debt	2,495	2,142

Deferred credits and other liabilities:
Customer advances for construction	21	26
Pension and other postretirement benefit obligations, net of plan assets	422	419
Deferred income taxes	686	628
Deferred investment tax credits	25	26
Regulatory liabilities arising from removal obligations	1,222	1,212
Asset retirement obligations	566	550
Fixed-price contracts and other derivatives	291	347
Deferred credits and other	180	204
Total deferred credits and other liabilities	3,413	3,412
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,138	1,138
Retained earnings	1,436	1,417
Accumulated other comprehensive income (loss)	(10)	(13)
Total SDG&E shareholders' equity	2,564	2,542
Noncontrolling interest	158	128
Total equity	2,722	2,670
Total liabilities and equity	$10,469	$9,079
* As adjusted for the retrospective adoption of SFAS 160 (ASC 810).
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2009	2008*
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198	$152
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	158	155
Deferred income taxes and investment tax credits	15	41
Fixed-price contracts and other derivatives	(34)	(15)
Other	(9)	(3)
Net change in other working capital components	30	108
Changes in other assets	13	(2)
Changes in other liabilities	(23)	(15)
Net cash provided by operating activities	348	421

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(443)	(428)
Expenditures for short-term investments	(152)	(236)
Proceeds from sale of short-term investments	176	75
Purchases of nuclear decommissioning trust assets	(95)	(173)
Proceeds from sales by nuclear decommissioning trusts	93	175
Decrease (increase) in loans to affiliates, net	33	(24)
Other	1	-
Net cash used in investing activities	(387)	(611)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(150)	-
Preferred dividends paid	(2)	(2)
Redemptions of preferred stock	-	(14)
Issuances of long-term debt	358	84
Other	1	8
Net cash provided by financing activities	207	76

Increase (decrease) in cash and cash equivalents	168	(114)
Cash and cash equivalents, January 1	19	158
Cash and cash equivalents, June 30	$187	$44

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$50	$47

Income tax payments (refunds), net	$86	$(17)

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant
and equipment	$(61)	$(35)

Dividends declared but not paid	$1	$1
* As adjusted for the retrospective adoption of SFAS 160 (ASC 810).
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2009	2008*	2009	2008*
	(unaudited)

Operating revenues	$694	$1,143	$1,614	$2,699
Operating expenses
Cost of natural gas	214	673	669	1,760
Operation and maintenance	266	265	517	515
Depreciation	75	71	147	142
Franchise fees and other taxes	24	32	56	71
Total operating expenses	579	1,041	1,389	2,488
Operating income	115	102	225	211
Other income, net	4	1	5	1
Interest income	2	6	3	13
Interest expense	(18)	(15)	(35)	(32)
Income before income taxes	103	94	198	193
Income tax expense	(40)	(36)	(76)	(77)
Net income	63	58	122	116
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings	62	57	121	115
Preferred dividend requirements	(1)	(1)	(2)	(2)
Earnings attributable to common shares	$61	$56	$119	$113
* As adjusted for the retrospective adoption of SFAS 160 (ASC 810).
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$538	$206
Accounts receivable - trade	294	572
Accounts receivable - other	13	20
Due from unconsolidated affiliates	12	5
Income taxes receivable	11	108
Deferred income taxes	1	-
Inventories	57	167
Other regulatory assets	14	18
Other	87	37
Total current assets	1,027	1,133

Other assets:
Due from unconsolidated affiliate	517	457
Regulatory assets arising from pension and other postretirement
benefit obligations	816	795
Other regulatory assets	114	105
Sundry	42	49
Total other assets	1,489	1,406

Property, plant and equipment:
Property, plant and equipment	8,975	8,816
Less accumulated depreciation and amortization	(3,509)	(3,448)
Property, plant and equipment, net	5,466	5,368
Total assets	$7,982	$7,907
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2009	2008*
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - trade	$142	$257
Accounts payable - other	91	163
Due to unconsolidated affiliates	111	106
Deferred income taxes	-	6
Regulatory balancing accounts, net	370	221
Customer deposits	94	114
Accrued compensation and benefits	80	92
Current portion of long-term debt	100	100
Other	165	213
Total current liabilities	1,153	1,272
Long-term debt	1,269	1,270
Deferred credits and other liabilities:
Customer advances for construction	132	131
Pension and other postretirement benefit obligations, net of plan assets	842	823
Deferred income taxes	197	157
Deferred investment tax credits	29	30
Regulatory liabilities arising from removal obligations	1,230	1,218
Asset retirement obligations	599	581
Deferred taxes refundable in rates	203	214
Deferred credits and other	247	251
Total deferred credits and other liabilities	3,479	3,405

Commitments and contingencies (Note 10)

Equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding;
no par value)	1,462	1,462
Retained earnings	545	426
Accumulated other comprehensive income (loss)	(26)	(28)
Total Pacific Enterprises shareholders' equity	2,061	1,940
Preferred stock of subsidiary	20	20
Total equity	2,081	1,960
Total liabilities and equity	$7,982	$7,907
* As adjusted for the retrospective adoption of SFAS 160 (ASC 810).
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2009	2008*
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$122	$116
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	147	142
Deferred income taxes and investment tax credits	20	21
Other	4	1
Net change in other working capital components	266	315
Changes in other assets	7	5
Changes in other liabilities	(9)	(20)
Net cash provided by operating activities	557	580

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(227)	(242)
Decrease (increase) in loans to affiliates, net	5	(59)
Net cash used in investing activities	(222)	(301)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	-	(200)
Preferred dividends paid	(2)	(2)
Preferred dividends paid by subsidiary	(1)	(1)
Net cash used in financing activities	(3)	(203)

Increase in cash and cash equivalents	332	76
Cash and cash equivalents, January 1	206	59
Cash and cash equivalents, June 30	$538	$135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$30	$31

Income tax payments, net	$29	$104

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant
and equipment	$(16)	$(31)

Dividends declared but not paid	$1	$1
* As adjusted for the retrospective adoption of SFAS 160 (ASC 810).
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)

Operating revenues	$694	$1,143	$1,614	$2,699
Operating expenses
Cost of natural gas	214	673	669	1,760
Operation and maintenance	265	266	516	515
Depreciation	75	71	147	142
Franchise fees and other taxes	24	32	56	71
Total operating expenses	578	1,042	1,388	2,488
Operating income	116	101	226	211
Other income, net	4	2	5	2
Interest income	1	4	2	7
Interest expense	(18)	(14)	(35)	(30)
Income before income taxes	103	93	198	190
Income tax expense	(37)	(36)	(73)	(76)
Net income	66	57	125	114
Preferred dividend requirements	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$65	$56	$124	$113
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$538	$206
Accounts receivable - trade	294	572
Accounts receivable - other	13	20
Due from unconsolidated affiliates	7	-
Income taxes receivable	11	41
Deferred income taxes	1	-
Inventories	57	167
Other regulatory assets	14	18
Other	87	37
Total current assets	1,022	1,061

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	816	795
Other regulatory assets	114	105
Sundry	18	24
Total other assets	948	924

Property, plant and equipment:
Property, plant and equipment	8,973	8,814
Less accumulated depreciation and amortization	(3,509)	(3,448)
Property, plant and equipment, net	5,464	5,366
Total assets	$7,434	$7,351
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$142	$257
Accounts payable - other	91	163
Due to unconsolidated affiliates	27	23
Deferred income taxes	-	6
Regulatory balancing accounts, net	370	221
Customer deposits	94	114
Accrued compensation and benefits	80	92
Current portion of long-term debt	100	100
Other	164	211
Total current liabilities	1,068	1,187
Long-term debt	1,269	1,270
Deferred credits and other liabilities:
Customer advances for construction	132	131
Pension and other postretirement benefit obligations, net of plan assets	842	823
Deferred income taxes	207	167
Deferred investment tax credits	29	30
Regulatory liabilities arising from removal obligations	1,230	1,218
Asset retirement obligations	599	581
Deferred taxes refundable in rates	203	214
Deferred credits and other	239	240
Total deferred credits and other liabilities	3,481	3,404

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	754	630
Accumulated other comprehensive income (loss)	(26)	(28)
Total shareholders' equity	1,616	1,490
Total liabilities and shareholders' equity	$7,434	$7,351
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125	$114
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	147	142
Deferred income taxes and investment tax credits	20	21
Other	4	1
Net change in other working capital components	263	313
Changes in other assets	7	5
Changes in other liabilities	(6)	(20)
Net cash provided by operating activities	560	576

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(227)	(242)
Increase in loans to affiliates, net	-	(57)
Net cash used in investing activities	(227)	(299)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	-	(200)
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(1)	(201)

Increase in cash and cash equivalents	332	76
Cash and cash equivalents, January 1	206	59
Cash and cash equivalents, June 30	$538	$135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$30	$29

Income tax payments, net	$29	$104

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant
and equipment	$(16)	$(31)
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

PRINCIPLES OF CONSOLIDATION

Sempra Energy

Sempra Energy's Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 holding company, its consolidated subsidiaries, and a variable interest entity. Sempra Energy’s principal subsidiaries are:

▪

San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), which we collectively refer to as the Sempra Utilities; and

▪

Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses.

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control.

SDG&E

SDG&E's Condensed Consolidated Financial Statements include its accounts, the accounts of its sole subsidiary, SDG&E Funding LLC, and the accounts of Otay Mesa Energy Center LLC (Otay Mesa VIE), a variable interest entity of which SDG&E is the primary beneficiary, as discussed in Note 5 under "Variable Interest Entities."  SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy. The activities of SDG&E Funding LLC were substantially complete in 2007, and the entity was dissolved in 2008.

Pacific Enterprises and SoCalGas

The Condensed Consolidated Financial Statements of Pacific Enterprises include the accounts of Pacific Enterprises (PE) and its subsidiary, SoCalGas.  Sempra Energy owns all of PE’s common stock and PE owns all of SoCalGas’ common stock. SoCalGas’ Condensed Consolidated Financial Statements include its subsidiaries, which comprise less than one percent of its consolidated financial position and results of operations.

PE's operations consist solely of those of SoCalGas and additional items (e.g., cash, intercompany accounts and equity) attributable to being a holding company for SoCalGas.

BASIS OF PRESENTATION

This is a combined report of Sempra Energy, SDG&E, PE and SoCalGas. We provide separate information for SDG&E, PE and SoCalGas as required. When only information for SoCalGas is provided, it is the same for PE. References in this report to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, unless otherwise indicated by the context. We have eliminated intercompany accounts and transactions within each set of consolidated financial statements.

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2009 but before the issuance of these financial statements on July 31, 2009, and in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature, except as we discuss below in "Presentation of Preferred Securities" and in Note 2.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the Annual Report) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which are combined reports for Sempra Energy, SDG&E, PE and SoCalGas.

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes, except for the adoption of new accounting standards as we discuss in Note 2.

The Sempra Utilities account for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation (ASC 980).

Presentation of Preferred Securities

In connection with the adoption of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160) (ASC 810), as we discuss in Note 2, we evaluated the requirements of Emerging Issues Task Force (EITF) Topic No. 98, Classification and Measurement of Redeemable Securities (Topic D-98) (ASC 480), with respect to the presentation of preferred securities. In previously issued financial statements, SDG&E classified certain preferred securities within the shareholders' equity section of the balance sheet. These preferred securities contain a contingent redemption feature that allows the holder to elect a majority of SDG&E's board of directors if dividends are not paid for eight consecutive quarters. Because such a redemption triggering event is not solely within the control of SDG&E, SDG&E has concluded that these preferred securities should have been presented separate from and outside of shareholders' equity in a manner consistent with temporary equity defined in Topic D-98. Although SDG&E believes that the effects are not material to the previously issued balance sheets, SDG&E has corrected the classification of these amounts as of December 31, 2008 for comparability purposes. This change, which affects preferred securities totaling $79 million at both December 31, 2008 and June 30, 2009, affects only the balance sheet presentation of equity accounts and has no impact on earnings or on cash flows for any period presented.

NOTE 2. NEW ACCOUNTING STANDARDS

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

SEMPRA ENERGY, SDG&E, PE AND SOCALGAS

SFAS 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (SFAS 168): The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (the Codification) becomes the official source of GAAP on July 1, 2009, and its use is effective for periods ending after September 15, 2009. For convenience, we have provided references to the Codification throughout this Form 10-Q in addition to the current GAAP source reference.

SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167): SFAS 167 (ASC 810) amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46(R)) which provides consolidation guidance related to variable interest entities.

SFAS 167 requires

▪

a qualitative approach for identifying the primary beneficiary of a variable interest entity based on 1) the power to direct activities that most significantly impact the economic performance of the entity, and 2) the obligation to absorb losses or right to receive benefits that could be significant to the entity

▪

ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity

▪

separate disclosure by the primary beneficiary on the face of the balance sheet to identify 1) assets that can only be used to settle obligations of the variable interest entity, and 2) liabilities for which creditors do not have recourse to the primary beneficiary.

FAS 167 applies to us prospectively for the first quarter of 2010. We are in the process of evaluating the effects of this statement on our financial position and results of operations.

SFAS 165, "Subsequent Events" (SFAS 165): SFAS 165 (ASC 855) requires management to evaluate events that occur after the balance sheet through the date that the financial statements are issued. The guidance is similar to current audit guidance and does not change the way we assess subsequent events. The statement requires that we disclose the date through which we evaluated subsequent events.

We adopted SFAS 165 on April 1, 2009 and provide the required disclosure in Note 1.

SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" (SFAS 160): SFAS 160 (ASC 810) amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent.

SFAS 160 provides guidance on the following:

▪

how to report noncontrolling interests in a subsidiary in consolidated financial statements;

▪

the amount of consolidated net income attributable to the parent and to the noncontrolling interest; and

▪

changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

We adopted SFAS 160 on January 1, 2009, and the presentation and disclosure requirements must be applied retrospectively. Accordingly, Sempra Energy’s, SDG&E’s and PE's condensed consolidated financial statements at December 31, 2008 and for the six months ended June 30, 2008 have been reclassified to conform to the new presentation. The adoption of SFAS 160 had no impact on SoCalGas’ financial statements. The pronouncement also requires disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. We provide the required disclosure in Note 5.

SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" (SFAS 161): SFAS 161 (ASC 815) expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

SFAS 161 requires disclosures about the following:

▪

qualitative objectives and strategies for using derivatives;

▪

quantitative disclosures of fair value amounts, and gains and losses on derivative instruments and related hedged items; and

▪

credit-risk-related contingent features in derivative agreements.

We adopted SFAS 161 prospectively on January 1, 2009. We provide the required disclosure in Note 7.

FASB Staff Position (FSP) FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" (FSP FAS 157-4): FSP FAS 157-4 (ASC 820) concerns the determination of fair values for assets and liabilities when there is no active market or where the prices used might represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP also outlines factors to be used to determine whether there has been a significant decrease in the volume and level of activity for the assets and liabilities when compared with normal market activity. We adopted FSP FAS 157-4 on April 1, 2009, and it did not affect our financial position or results of operations.

FSP FAS 107-1 and APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1):  FSP FAS 107-1 and APB 28-1 (ASC 820) requires disclosure about the carrying amount and fair value of financial instruments for interim periods.  Prior to the issuance of this FSP, this disclosure was required only for annual periods. We adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009 and provide the required disclosure in Note 8.

FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2):  FSP FAS 115-2 and FAS 124-2 (ASC 320) establishes a new model for determining and recording other-than-temporary impairment for debt securities. The pronouncement also requires disclosure about the fair value of investments for interim periods. Prior to the issue of this FSP, this disclosure was required only for annual periods. We adopted FSP FAS 115-2 and FAS 124-2 on April 1, 2009, and it did not affect our financial position or results of operations.  We provide the required disclosure in Note 8.

FSP FAS 132(R)-1, "Employers’ Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132(R)-1):  FSP FAS 132(R)-1 (ASC 715) requires annual disclosure about the assets held in postretirement benefit plans, including a breakdown by the level of the assets and a reconciliation of any change in Level 3 assets during the year. It requires disclosures about the following:

▪

valuation inputs, with detailed disclosure required about Level 3 assets

▪

asset categories, broken down to relevant detail

▪

concentration of risk in plan assets

FSP FAS 132(R)-1 applies to us prospectively for fiscal years ending after December 15, 2009. Early application is permitted. We are in the process of evaluating the effect of this statement on our financial statement disclosures and will include the additional disclosure in our 2009 annual financial statements.

SEMPRA ENERGY

FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1): FSP EITF 03-6-1 (ASC 260) states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, they are required to be included when computing earnings per share (EPS) under the two-class method described in SFAS 128, Earnings per Share. All prior-period EPS data are to be adjusted retrospectively to conform with the provisions of this FSP. We adopted FSP EITF 03-6-1 on January 1, 2009, and it did not have a material effect on our EPS.

EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" (EITF 08-6): EITF 08-6 (ASC 323) clarifies accounting and impairment considerations involving equity method investments. We adopted EITF 08-6 on January 1, 2009, and it did not have a material effect on our financial position or results of operations.

EITF Issue No. 08-5, "Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement" (EITF 08-5): EITF 08-5 (ASC 820) provides that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability may not include the effect of the credit enhancement in the fair value measurement of the liability. We adopted EITF 08-5 on January 1, 2009, and it did not affect our financial position or results of operations.

NOTE 3. RECENT EQUITY TRANSACTION

SEMPRA PIPELINES & STORAGE

Sempra Midstream, owned by Sempra Pipelines & Storage, owned 60 percent of Mississippi Hub, LLC (Mississippi Hub) at December 31, 2008. On January 16, 2009, Sempra Midstream purchased the remaining 40-percent ownership interest of Mississippi Hub for $94 million in cash.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

SEMPRA ENERGY AND SDG&E

Available-for-Sale Securities

During the six months ended June 30, 2008, Sempra Energy and SDG&E purchased $252 million and $161 million, respectively, of SDG&E's industrial development bonds, net of purchases and sales between Sempra Energy and SDG&E as the cash flow needs of each entity changed. In December 2008, SDG&E remarketed $237 million of these industrial development bonds. In June 2009, SDG&E remarketed the remaining $176 million of these industrial development bonds at a fixed rate of 5.875 percent, maturing in 2034. At December 31, 2008, the $176 million of industrial development bonds, $24 million of which were held by SDG&E, were classified as available-for-sale securities and included in Short-Term Investments on the Condensed Consolidated Balance Sheets. In the first six months of 2009, SDG&E purchased $152 million of the bonds from Sempra Energy prior to their remarketing. We discuss these bonds further in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA COMMODITIES

On April 1, 2008, Sempra Energy and The Royal Bank of Scotland (RBS) completed the formation of RBS Sempra Commodities LLP (RBS Sempra Commodities), a limited liability partnership formed in the United Kingdom to own and operate the commodities-marketing businesses previously operated through wholly owned subsidiaries of Sempra Energy. We account for our investment in RBS Sempra Commodities under the equity method, and our share of partnership earnings is reported in the Sempra Commodities segment.

For the three months and six months ended June 30, 2009, we had $126 million and $279 million of pretax equity earnings, respectively, from RBS Sempra Commodities. Pretax equity earnings from RBS Sempra Commodities were $146 million for both the three and six months ended June 30, 2008. The partnership income that is distributable to us on an annual basis is computed on the partnership's basis of accounting, International Financial Reporting Standards (IFRS) as adopted by the European Union. For the three months and six months ended June 30, 2009, this distributable income, on an IFRS basis, was $102 million and $216 million, respectively. For both the three and six months ended June 30, 2008, the distributable income, on an IFRS basis, was $165 million. In the first quarter of 2009, we received the remaining distribution of 2008 partnership income of $305 million, and an additional $70 million in the second quarter of 2009 to fund estimated tax payments as provided in the partnership agreement.

We have indemnified the partnership for certain litigation and tax liabilities related to the businesses purchased by the partnership. We recorded these obligations at a fair value of $5 million on April 1, 2008, the date we formed the partnership, and they are being amortized over 4 years.

We provide information regarding the Sempra Commodities segment in Note 11.

The following table shows summarized financial information for RBS Sempra Commodities (on a GAAP basis):

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2009	2008	2009	2008
Gross revenues and fee income	$367	$538	$876	$538
Gross profit	342	517	828	517
Income from continuing operations	153	254	389	254
Partnership net income	153	254	389	254

SEMPRA PIPELINES & STORAGE

In the three and six months ended June 30, 2009, Sempra Pipelines & Storage contributed $188 million and $213 million, respectively, to Rockies Express, a joint venture for the development of the Rockies Express Pipeline. Sempra Pipelines & Storage contributed $150 million in the first quarter of 2008. We discuss this investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Pipelines & Storage owns 43 percent of two Argentine natural gas utility holding companies, Sodigas Pampeana and Sodigas Sur. The Argentine economic decline and government responses (including Argentina’s unilateral, retroactive abrogation of utility agreements early in 2002) continue to adversely affect the operations of these Argentine utilities. In 2002, Sempra Pipelines & Storage initiated arbitration proceedings at the International Center for the Settlement of Investment Disputes (ICSID) under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments that has resulted from Argentine governmental actions. In September 2007, the tribunal officially closed the arbitration proceedings and awarded us compensation of $172 million, which includes interest up to the award date. In January 2008, Argentina filed an action at the ICSID seeking to annul the award. On March 5, 2009, the ICSID ordered Argentina to place $75 million in escrow within 120 days, as tangible evidence of its preparedness to comply in good faith, as a condition of a continued stay in the annulment case. Argentina has not complied with the escrow order. Sempra Pipelines & Storage has requested the ICSID to remove the stay. We will not recognize the ICSID award until collectibility is assured.

NOTE 5. OTHER FINANCIAL DATA

VARIABLE INTEREST ENTITIES

FIN 46(R) (ASC 810) requires an enterprise to consolidate a variable interest entity (VIE), as defined in FIN 46(R), if the company is the primary beneficiary of the VIE’s activities. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess

▪

the purpose and design of the VIE;

▪

the nature of the VIE's risks and the risks we absorb; and

▪

whether the variable interest holders will absorb a majority of the VIE's expected losses or receive a majority of its expected residual returns (or both).

SDG&E has a 10-year agreement to purchase power to be generated at the Otay Mesa Energy Center (OMEC), a 573-megawatt (MW) generating facility. Commissioning activities commenced in July 2009, and SDG&E expects the facility to be in commercial operation in the fourth quarter of 2009.

As defined in FIN 46(R), the facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary. Accordingly, Sempra Energy and SDG&E have consolidated Otay Mesa VIE. SDG&E has no OMEC LLC voting rights and does not operate OMEC.

Otay Mesa VIE's equity of $158 million at June 30, 2009 and $128 million at December 31, 2008 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E. We provide additional information about Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

OMEC LLC has a project finance credit facility with third party lenders, secured by its assets, that provides for up to $377 million for the construction of OMEC. SDG&E is not a party to the credit agreement and does not have any additional implicit or explicit financial responsibility to Otay Mesa VIE. The loan matures in April 2019. Borrowings under the facility bear interest at rates varying with market rates. OMEC LLC had $316 million of outstanding borrowings under this facility at June 30, 2009. In addition, OMEC LLC has entered into interest-rate swap agreements to moderate its exposure to interest-rate changes on this facility. We provide additional information concerning the interest-rate swaps in Note 7.

Contracts under which SDG&E acquires power from generation facilities otherwise unrelated to SDG&E could also result in a requirement for SDG&E to consolidate the entity that owns the facility. In accordance with FIN 46(R), SDG&E continues the process of determining if it has any such situations and, if so, gathering the information that would be needed to perform the consolidation. However, such information has not been made available to us and an evaluation of variable interests has not been completed for these entities that are grandfathered pursuant to FIN 46(R). The effects of any required consolidation are not expected to significantly affect the financial position, results of operations or liquidity of SDG&E.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Service cost	$20	$18	$7	$7
Interest cost	42	41	15	13
Expected return on assets	(35)	(40)	(12)	(12)
Amortization of:
Prior service cost (credit)	1	1	(1)	-
Actuarial loss	6	2	1	-
Curtailment	-	-	-	(2)
Regulatory adjustment	(13)	(7)	5	-
Total net periodic benefit cost	$21	$15	$15	$6
	Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$39	$36	$14	$13
Interest cost	85	83	29	27
Expected return on assets	(70)	(80)	(24)	(24)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss	12	4	2	-
Curtailment	-	-	-	(2)
Regulatory adjustment	(39)	(22)	4	1
Total net periodic benefit cost	$29	$23	$24	$14

NET PERIODIC BENEFIT COST -- SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Service cost	$6	$5	$1	$1
Interest cost	12	12	2	2
Expected return on assets	(8)	(11)	(1)	(1)
Amortization of:
Prior service cost	-	1	1	1
Actuarial loss	4	-	-	-
Regulatory adjustment	-	2	1	(1)
Total net periodic benefit cost	$14	$9	$4	$2
	Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$12	$11	$3	$3
Interest cost	24	24	4	4
Expected return on assets	(16)	(23)	(2)	(2)
Amortization of:
Prior service cost	1	1	2	2
Actuarial loss	8	1	-	-
Regulatory adjustment	(14)	(4)	1	(2)
Total net periodic benefit cost	$15	$10	$8	$5

NET PERIODIC BENEFIT COST -- SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Service cost	$11	$10	$4	$5
Interest cost	24	24	12	10
Expected return on assets	(22)	(25)	(10)	(11)
Amortization of:
Prior service credit	-	-	(1)	(1)
Actuarial loss	-	-	1	-
Regulatory adjustment	(13)	(9)	4	1
Total net periodic benefit cost	$-	$-	$10	$4
	Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$22	$20	$9	$9
Interest cost	49	49	23	21
Expected return on assets	(46)	(51)	(21)	(22)
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Actuarial loss	-	-	2	-
Regulatory adjustment	(25)	(18)	3	3
Total net periodic benefit cost	$1	$1	$14	$9

Future Payments

The following table shows our year-to-date contributions to our pension and other postretirement benefit plans and the amounts we expect to contribute in 2009:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2009:
Pension plans	$29	$13	$-
Other postretirement benefit plans	24	8	15
Total expected contributions in 2009:
Pension plans	$161	$57	$74
Other postretirement benefit plans	48	17	29

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three and six months ended June 30, 2009 and 2008. Basic EPS is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Earnings	$198	$244	$514	$486

Denominator:
Weighted-average common shares
outstanding for basic EPS	242,718	245,576	242,245	252,100
Dilutive effect of stock options, restricted
stock awards and restricted stock units	4,372	4,101	3,794	4,069
Weighted-average common shares
outstanding for diluted EPS	247,090	249,677	246,039	256,169

Earnings per share:
Basic	$0.82	$0.99	$2.12	$1.93
Diluted	$0.80	$0.98	$2.09	$1.90

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits or tax shortfalls, as defined by SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)) (ASC 718), are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes stock options for which the exercise price for common stock was greater than the average market price during the period. We had 1,506,783 and 801,684 of such stock options outstanding during the three months ended June 30, 2009 and 2008, respectively, and 2,250,061 and 1,485,542 of such stock options outstanding during the six months ended June 30, 2009 and 2008, respectively.

We had 33,889 and 710,113 stock options outstanding during the three months ended June 30, 2009 and 2008, respectively, that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method and 862,027 such antidilutive stock options during the six months ended June 30, 2009. We had no such antidilutive stock options outstanding during the six months ended June 30, 2008.

The dilution from unvested restricted stock awards and units is also based on the treasury stock method. Assumed proceeds equal to the unearned compensation and windfall tax benefits or tax shortfalls related to the awards, as defined by SFAS 123(R), are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls are the difference between tax deductions we would receive upon the assumed vesting of restricted stock awards and units and the deferred income taxes we recorded related to the compensation expense on the restricted stock awards and units. We had no antidilutive restricted stock awards and units outstanding during the three months or six months ended June 30, 2009. We had 371,714 and 462,056 restricted stock awards and units outstanding that were antidilutive during the three months and six months ended June 30, 2008, respectively.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $11 million and $14 million for the six months ended June 30, 2009 and 2008, respectively. Pursuant to our share-based compensation plans, we granted 918,200 non-qualified stock options, 37,200 restricted stock awards and 907,700 restricted stock units during the six months ended June 30, 2009, primarily in January 2009.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, at the Sempra Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months and six months ended June 30, 2009 and 2008.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
SDG&E:
AFUDC related to debt	$2	$2	$4	$4
AFUDC related to equity	7	6	13	12
Other capitalized financing costs	2	2	2	4
Total SDG&E	11	10	19	20

SoCalGas:
AFUDC related to debt	2	1	3	2
AFUDC related to equity	3	2	5	4
Total SoCalGas	5	3	8	6

Sempra Global:
Capitalized financing costs	23	22	45	48
Total Sempra Energy Consolidated	$39	$35	$72	$74

COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income.

COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2009			2008
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity*	Interests	Equity	Equity*	Interests	Equity
Sempra Energy Consolidated:
Net income	$201	$(12)	$189	$247	$15	$262
Foreign currency translation
adjustments	54	-	54	(88)	-	(88)
Financial instruments	20	-	20	25	(12)	13
Available-for-sale securities	4	-	4	(14)	-	(14)
Net actuarial gain	1	-	1	3	-	3
Comprehensive income	$280	$(12)	$268	$173	$3	$176
SDG&E:
Net income	$71	$20	$91	$62	$15	$77
Financial instruments	-	1	1	(1)	(12)	(13)
Net actuarial gain	1	-	1	1	-	1
Comprehensive income	$72	$21	$93	$62	$3	$65
PE:
Net income	$63	$-	$63	$58	$-	$58
Financial instruments	1	-	1	5	-	5
Comprehensive income	$64	$-	$64	$63	$-	$63
SoCalGas:
Net income	$66	$-	$66	$57	$-	$57
Financial instruments	1	-	1	5	-	5
Comprehensive income	$67	$-	$67	$62	$-	$62
* Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.

COMPREHENSIVE INCOME (Continued)
(Dollars in millions)
	Six months ended June 30,
	2009			2008
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity*	Interests	Equity	Equity*	Interests	Equity
Sempra Energy Consolidated:
Net income	$519	$(5)	$514	$491	$15	$506
Foreign currency translation
adjustments	80	-	80	(15)	-	(15)
Financial instruments	23	(3)	20	7	(17)	(10)
Available-for-sale securities	13	-	13	(12)	-	(12)
Net actuarial gain	2	-	2	4	-	4
Comprehensive income	$637	$(8)	$629	$475	$(2)	$473
SDG&E:
Net income	$171	$27	$198	$137	$15	$152
Financial instruments	2	(3)	(1)	(1)	(17)	(18)
Net actuarial gain	1	-	1	1	-	1
Comprehensive income	$174	$24	$198	$137	$(2)	$135
PE:
Net income	$122	$-	$122	$116	$-	$116
Financial instruments	2	-	2	-	-	-
Comprehensive income	$124	$-	$124	$116	$-	$116
SoCalGas:
Net income	$125	$-	$125	$114	$-	$114
Financial instruments	2	-	2	-	-	-
Comprehensive income	$127	$-	$127	$114	$-	$114
* Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.

The amounts for comprehensive income in the tables above are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2009			2008
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity*	Interests	Equity	Equity*	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$12	$-	$12	$17	$12	$29
Available-for-sale securities	1	-	1	(10)	-	(10)
Net actuarial gain	1	-	1	1	-	1
SDG&E:
Financial instruments	$-	$-	$-	$-	$12	$12
PE:
Financial instruments	$-	$-	$-	$4	$-	$4
SoCalGas:
Financial instruments	$-	$-	$-	$4	$-	$4
	Six months ended June 30,
	2009			2008
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity*	Interests	Equity	Equity*	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$14	$-	$14	$5	$-	$5
Available-for-sale securities	4	-	4	(10)	-	(10)
Net actuarial gain	2	-	2	2	-	2
SDG&E:
Financial instruments	$1	$-	$1	$-	$-	$-
PE:
Financial instruments	$1	$-	$1	$-	$-	$-
SoCalGas:
Financial instruments	$1	$-	$1	$-	$-	$-
* Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Sempra Energy, SDG&E and PE account for noncontrolling interests in their Condensed Consolidated Financial Statements under SFAS 160, as discussed in Note 2. The following two tables provide a reconciliation of Sempra Energy and SDG&E shareholders’ equity and noncontrolling interests for the six months ended June 30, 2009 and 2008. There were no changes in the equity of PE's noncontrolling interests in the three- or six-month periods of 2009 or 2008.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2008	$7,969	$340	$8,309
Comprehensive income	637	(8)	629
Purchase of noncontrolling interest in subsidiary	(10)	(84)	(94)
Share-based compensation expense	20	-	20
Common stock dividends declared	(190)	-	(190)
Preferred dividends of subsidiaries	(5)	-	(5)
Issuance of common stock	44	-	44
Tax benefit related to share-based compensation	5	-	5
Common stock released from ESOP	7	-	7
Equity contributed by noncontrolling interests	-	7	7
Balance at June 30, 2009	$8,477	$255	$8,732
Balance at December 31, 2007	$8,339	$248	$8,587
Comprehensive income	475	(2)	473
Share-based compensation expense	24	-	24
Common stock dividends declared	(170)	-	(170)
Preferred dividends of subsidiaries	(5)	-	(5)
Issuance of common stock	11	-	11
Tax benefit related to share-based compensation	3	-	3
Repurchase of common stock	(1,002)	-	(1,002)
Common stock released from ESOP	8	-	8
Equity contributed by noncontrolling interests	-	63	63
Balance at June 30, 2008	$7,683	$309	$7,992

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholders'	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2008	$2,542	$128	$2,670
Comprehensive income	174	24	198
Common stock dividends declared	(150)	-	(150)
Preferred stock dividends declared	(2)	-	(2)
Equity contributed by noncontrolling interest	-	6	6
Balance at June 30, 2009	$2,564	$158	$2,722
Balance at December 31, 2007	$2,200	$135	$2,335
Comprehensive income	137	(2)	135
Preferred stock dividends declared	(2)	-	(2)
Equity contributed by noncontrolling interest	-	61	61
Balance at June 30, 2008	$2,335	$194	$2,529

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra Pipelines & Storage has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of Sempra Pipelines & Storage’s Argentine investments, which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. The balance outstanding was $26 million at June 30, 2009. The loan was due in June 2009 and bears interest at a variable rate of 7.99% as of June 30, 2009. The loan is fully reserved at June 30, 2009, and an extension of the loan term is pending.

Loans from Unconsolidated Affiliates

Sempra Pipelines & Storage has a note payable, bearing interest at 6.73%, due to Chilquinta Energía Finance Co. LLC, an unconsolidated affiliate. The balance outstanding was $100 million at June 30, 2009. The note is secured by Sempra Pipelines & Storage’s investments in Chilquinta Energía S.A. and Luz del Sur S.A.A., which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other, and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E, PE AND SOCALGAS
(Dollars in millions)
	June 30,	December 31,
	2009	2008
SDG&E
Current:
Due from Sempra Energy	$-	$20
Due from SoCalGas	-	8
Due from various affiliates	1	1
	$1	$29

Due to various affiliates	$-	$1
Due to SoCalGas	6	-
Due to Sempra Energy	49	-
	$55	$1

Income taxes due to (from) Sempra Energy*	$(6)	$7

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.22% at June 30, 2009)	$3	$4

Pacific Enterprises
Current:
Due from SDG&E	$6	$-
Due from various affiliates	6	5
	$12	$5

Due to affiliate	$84	$83
Due to Sempra Energy	27	15
Due to SDG&E	-	8
	$111	$106

Income taxes due to (from) Sempra Energy*	$25	$(66)

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.22% at June 30, 2009)	$517	$457

SoCalGas
Current:
Due from SDG&E	$6	$-
Due from various affiliates	1	-
	$7	$-

Due to Sempra Energy	$27	$15
Due to SDG&E	-	8
	$27	$23

Income taxes due to Sempra Energy*	$25	$1
*

SDG&E, PE and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies' having always filed a separate return.

Revenues from unconsolidated affiliates at the Sempra Utilities are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT THE SEMPRA UTILITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
SDG&E	$2	$2	$4	$6
SoCalGas	7	8	15	16

Transactions with RBS Sempra Commodities

Several of our business units engage in transactions with RBS Sempra Commodities. Amounts in our Condensed Consolidated Financial Statements related to these transactions are as follows:

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
SoCalGas	$2	$4	$3	$4
Sempra Commodities	2	4	4	4
Sempra Generation	8	(29)	9	(29)
Sempra LNG*	(2)	(2)	5	(2)
Total revenues	$10	$(23)	$21	$(23)

Cost of natural gas:
SoCalGas	$1	$10	$5	$10
Sempra Pipelines & Storage	4	14	10	14
Total cost of natural gas	$5	$24	$15	$24

			June 30,	December 31,
			2009	2008
Fixed price contracts and other derivatives - Net Asset (Liability):
Sempra Generation			$5	$35
Sempra LNG			(44)	(44)
Total			$(39)	$(9)

Due to unconsolidated affiliates:
Sempra Commodities			$29	$29
Sempra Generation			-	6
Sempra Pipelines & Storage			2	3
Total			$31	$38

Due from unconsolidated affiliates:
Sempra Commodities			$1	$1
Sempra Generation			16	-
Sempra LNG			-	1
Parent and other			4	2
Total			$21	$4
*

Includes $4 million loss and $1 million gain for the three months and six months ended June 30, 2009, respectively, and $18 million loss for both the three months and six months ended June 30, 2008, related to a marketing agreement with RBS Sempra Commodities which is subject to mark-to-market accounting. Under this agreement, which extends for five years beginning September 1, 2009, RBS Sempra Commodities will market natural gas that Sempra LNG purchases and does not sell under other contracts.

Revenue from Unconsolidated Affiliates

For the six months ended June 30, 2008, Sempra Commodities recorded $55 million of revenue from unconsolidated affiliates.

WRITE-OFF OF LONG-LIVED ASSETS

In the second quarter of 2009, we recorded a write-off of $132 million related to certain assets at Sempra Pipelines & Storage’s Liberty Gas Storage natural gas storage facility. We discuss this write-off in Note 10.

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2009	2008*	2009	2008*
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$10	$8	$18	$16
Regulatory interest, net	-	(1)	-	(6)
Investment gains**	37	8	20	4
Gain on interest-rate swaps (Otay Mesa VIE)	20	15	30	15
Sundry, net***	3	2	5	22
Total	$70	$32	$73	$51
SDG&E:
Allowance for equity funds used during construction	$7	$6	$13	$12
Regulatory interest, net	-	-	-	(4)
Gain on interest-rate swaps (Otay Mesa VIE)	20	15	30	15
Sundry, net	-	(1)	1	-
Total	$27	$20	$44	$23
SoCalGas and PE:
Allowance for equity funds used during construction	$3	$2	$5	$4
Regulatory interest, net	-	(1)	-	(2)
Sundry, net	1	1	-	-
Total at SoCalGas	4	2	5	2
Additional at PE:
Sundry, net	-	(1)	-	(1)
Total at PE	$4	$1	$5	$1
*	Amounts for Sempra Energy Consolidated, SDG&E, and PE have been adjusted for the retrospective adoption of SFAS 160 (ASC 810).
**

Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

***	The six months ended June 30, 2008 includes a $16 million cash payment received for the early termination of a capacity agreement for the Cameron LNG receipt terminal.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Six months ended June 30,
	2009		2008
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate*
Sempra Energy Consolidated	$199	30%	$329	41%
SDG&E	88	31	67	31
PE	76	38	77	40
SoCalGas	73	37	76	40

	Three months ended June 30,
	2009		2008
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate*
Sempra Energy Consolidated	$90	35%	$202	45%
SDG&E	28	24	35	31
PE	40	39	36	38
SoCalGas	37	36	36	39
*		Amounts for Sempra Energy Consolidated, SDG&E and PE have been adjusted for the retrospective adoption of SFAS 160 (ASC 810).

Changes in Effective Income Tax Rates

Sempra Energy

The decrease in the effective income tax rate for the first six months of 2009 was due to:

▪

higher pretax income in countries with lower statutory rates;

▪

lower income tax expense related to Mexican currency translation and inflation adjustments; and

▪

the favorable impact of the resolution of prior years' income tax issues.

The decrease in the effective income tax rate for the three months ended June 30, 2009 was due to:

▪

lower income tax expense related to Mexican currency translation and inflation adjustments; and

▪

the favorable impact of the resolution of prior years' income tax issues.

SDG&E

The decrease in the effective income tax rate for the three months ended June 30, 2009 was due to $10 million favorable effect from the resolution of prior years' income tax issues in the second quarter of 2009.

PE and SoCalGas

The decreases in the effective income tax rates for both PE and SoCalGas for the first six months of 2009 were due to higher deductions for self-developed software costs.

The decrease in the effective income tax rate for SoCalGas for the three months ended June 30, 2009 was due to higher deductions for self-developed software costs, partially offset by lower deductions allowed for depreciation authorized for ratemaking purposes.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At June 30, 2009, Sempra Energy had $4.3 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which are detailed below. Available unused credit on these lines at June 30, 2009 was $3.6 billion. We discuss the terms of our credit agreements in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

These amounts exclude lines of credit associated with Sempra Commodities, some of which we continue to guarantee, as we discuss below in "RBS Sempra Commodities." RBS has replaced Sempra Energy as guarantor on all uncommitted lines of credit associated with Sempra Commodities. To the extent that Sempra Energy's credit support arrangements, including Sempra Commodities' committed facilities, have not been terminated or replaced, RBS has indemnified Sempra Energy for any claims or losses arising in connection with those arrangements.

Sempra Global

Sempra Global has a $2.5 billion, three-year syndicated revolving credit agreement expiring in 2011. At June 30, 2009, Sempra Global had letters of credit of $34 million outstanding and no outstanding borrowings under the facility. The facility provides support for $366 million of commercial paper outstanding at June 30, 2009. At June 30, 2009, $200 million of the commercial paper outstanding has been classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt.

Sempra Generation

Sempra Generation has a $1 billion, three-year syndicated revolving credit agreement expiring in 2011. At June 30, 2009, Sempra Generation had no outstanding borrowings under the facility.

Sempra Utilities

SDG&E and SoCalGas have a combined $800 million, three-year syndicated revolving credit agreement expiring in 2011. The agreement permits each utility to individually borrow up to $600 million, subject to a combined limit of $800 million. At June 30, 2009, SDG&E and SoCalGas had no outstanding borrowings under this facility. SDG&E had $25 million of outstanding letters of credit and $237 million of variable-rate demand notes outstanding supported by this facility at June 30, 2009.

RBS Sempra Commodities

RBS is obligated to provide RBS Sempra Commodities with all growth capital, working-capital requirements and credit support. However, as a transitional measure, we continue to provide back-up guarantees for a portion of RBS Sempra Commodities’ trading obligations and for certain credit facilities with third party lenders pending novation (legal transfer) of the remaining trading obligations to RBS. Some of these back-up guarantees may continue for a prolonged period of time. RBS, which is controlled by the government of the United Kingdom, has fully indemnified us for any claims or losses in connection with these arrangements.

RBS Sempra Commodities’ net trading liabilities supported by Sempra Energy’s guarantees at June 30, 2009 were $790 million, consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

Sempra Energy also has guaranteed $344 million of $1.72 billion of RBS Sempra Commodities' commitments under an additional credit facility expiring September 29, 2010. Extensions of credit under the committed facility, which total $1 billion at June 30, 2009, are limited to and secured by a borrowing base consisting of receivables, inventories and other joint venture assets that are valued at varying percentages of current market value. At June 30, 2009, the gross market value of the borrowing base assets was $2.8 billion. The facility will be reduced and end as the borrowing base assets are transferred to RBS as established by the joint venture agreement.

OTHER GUARANTEES

Sempra Energy, Conoco Phillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25 percent, 24 percent and 51 percent ownership interests, respectively, in Rockies Express. Rockies Express is constructing a natural gas pipeline to link natural gas producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. Rockies Express has a $2 billion, five-year credit facility expiring in 2011 that provides for revolving extensions of credit that are guaranteed by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages.

Borrowings under the facility bear interest at rates varying with market rates plus a margin that varies with the credit ratings of the lowest-rated guarantor. The facility requires each guarantor to comply with various financial and other covenants comparable to those contained in its senior unsecured credit facilities. In the case of Sempra Energy, the primary requirement is that we maintain a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65 percent at the end of each quarter. Rockies Express had $1.9 billion of outstanding borrowings under this facility at June 30, 2009. In addition, Rockies Express had $600 million of floating rate notes outstanding at June 30, 2009 and maturing in August 2009 that are guaranteed by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages. The fair value to us of these guarantees is negligible.

WEIGHTED AVERAGE INTEREST RATES

At June 30, 2009, the weighted average interest rate on the total short-term debt outstanding at Sempra Energy, including commercial paper borrowings classified as long-term, was 1.36 percent.

LONG-TERM DEBT

In May 2009, Sempra Energy publicly offered and sold $750 million of 6.50-percent notes, maturing in 2016. Also in May 2009, SDG&E publicly offered and sold $300 million of 6.00-percent first mortgage bonds, maturing in 2039.

INTEREST-RATE SWAPS

We discuss our fair value interest-rate swaps and interest-rate swaps to hedge cash flows in Note 7.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, we adopted SFAS 161 as discussed in Note 2. The adoption of SFAS 161 had no impact on our consolidated financial statements, but requires additional disclosures, which we provide below. Comparative disclosures for periods prior to the date of adoption are not required and we have not provided them.

We use derivative instruments primarily to manage exposures arising in the normal course of business. These exposures are commodity market risk and benchmark interest rate risk. Our use of derivatives for these risks is integrated into the economic management of our anticipated revenues, anticipated expenses, assets and liabilities. Derivatives may be effective in mitigating these risks that could lead to declines in anticipated revenues or increases in anticipated expenses, or that our asset values may fall or our liabilities increase. Accordingly, our derivative activity summarized below generally represents an impact that is intended to offset associated revenues, expenses, assets or liabilities that are not presented below.

All derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets. Each derivative is designated as 1) a cash flow hedge, 2) a fair value hedge, or 3) is undesignated. Depending on the applicability of hedge accounting and, for the Sempra Utilities, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in other comprehensive income (cash flow hedge), on the balance sheet (fair value hedges and regulatory offsets), or recognized in earnings.

In certain cases, we apply the normal purchase or sale exception to derivative accounting and have other commodity contracts that are not derivatives. These contracts are not recorded at fair value and are therefore excluded from the disclosures below.

HEDGE ACCOUNTING

We may designate a derivative as a cash flow hedging instrument if it effectively converts anticipated revenues or expenses to a fixed dollar amount. We may utilize cash flow hedge accounting for derivative commodity instruments and interest-rate instruments. Designating cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that a given future revenue or expense item may vary, and other criteria.

We may designate an interest-rate derivative as a fair value hedging instrument if it effectively converts our own debt from a fixed interest rate to a variable rate. The combination of the derivative and debt instruments results in fixing that portion of the fair value of the debt that is related to benchmark interest rates. Designating fair value hedges is dependent on the instrument being used, the effectiveness of the instrument in offsetting changes in the fair value of our debt instruments, and other criteria.

ENERGY DERIVATIVES

Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business.

▪

The Sempra Utilities use natural gas energy derivatives, on their customers' behalf, with the objective of managing price risk and lowering natural gas costs. These derivatives include fixed price natural gas positions, options and basis risk instruments. These transaction programs are governed by risk management and transacting activity plans that have been filed with and approved by the California Public Utilities Commission (CPUC). Natural gas derivative activities are recorded as commodity costs. Commodity costs are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

▪

SDG&E is allocated and may purchase congestion revenue rights (CRRs), which serve to reduce electricity transmission risk on behalf of customers. Unrealized gains and losses do not impact earnings, as they are offset by regulatory account balances. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. We provide further discussion in Note 8.

▪

Sempra Generation uses natural gas and electricity instruments to market and optimize the earnings of their power generation fleet. Gains and losses associated with these derivatives are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪

Sempra LNG and Sempra Pipelines & Storage use natural gas derivatives to market and optimize the earnings of the liquefied natural gas (LNG) business and Sempra Pipelines & Storage's natural gas storage and transportation assets. Sempra LNG derivatives are undesignated and their impact on earnings is recorded in Sempra Global and Parent Revenues on the Condensed Consolidated Statements of Operations.  Sempra Pipelines & Storage

derivatives are either designated as cash flow hedges or are undesignated. The impacts on earnings are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

From time to time, our various businesses, including the Sempra Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel. These derivatives are typically accounted for as cash flow hedges.

We summarize net commodity derivative volumes as of June 30, 2009 as follows:

Business Unit and Commodity	Volume
Sempra Utilities:
SDG&E:
Natural gas	26 million MMBtu	*
Congestion revenue rights	11 million MWh	**
SoCalGas - natural gas	3 million MMBtu

Sempra Global:
Sempra LNG - natural gas	9 million MMBtu
Sempra Generation - electric power	1 million MWh
*	Million British thermal units (of natural gas)
**	Megawatt hours

In addition to the amounts noted above, we frequently use commodity derivatives to manage risks associated with the physical locations of our customers, assets and other contractual obligations, such as natural gas purchases.

INTEREST-RATE DERIVATIVES

We are exposed to interest-rate changes primarily as a result of our current and expected use of financing. We periodically enter into interest-rate derivative agreements intended to moderate our exposure to interest-rate changes and to lower our overall costs of borrowing. We utilize fixed-to-floating interest-rate swaps, which are typically designated as fair-value hedges, as a means to achieve our targeted level of variable-rate debt as a percent of total debt. In addition, we utilize floating-to-fixed interest-rate derivatives, which are typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings.

Interest-rate derivatives are utilized by the Sempra Utilities as well as by other Sempra Energy subsidiaries. Although the Sempra Utilities generally recover borrowing costs in rates over time, and the use of interest-rate derivatives is subject to certain regulatory constraints, the impact of interest-rate derivatives may not be recovered from customers as timely as described above with regard to natural gas derivatives. Accordingly, interest-rate derivatives are generally accounted for as hedges at the Sempra Utilities, as at the rest of Sempra Energy's subsidiaries.

The net notional amount of our interest-rate derivatives as of June 30, 2009 was:

	June 30, 2009
(Dollars in millions)	Notional Debt	Maturities
Sempra Energy Consolidated*	$215-355	2009-2019
SDG&E*	285-375	2019
SoCalGas	150	2011
* Includes Otay Mesa VIE. All of SDG&E's interest-rate derivatives relate to Otay Mesa VIE.

FINANCIAL STATEMENT PRESENTATION

The following table provides the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of June 30, 2009:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2009
				Deferred
				credits
	Current		Current	and other
	assets:		liabilities:	liabilities:
	Fixed-price	Investments	Fixed-price	Fixed-price
	contracts	and other	contracts	contracts
Derivatives designated as hedging instruments	and other	assets:	and other	and other
under SFAS 133	derivatives	Sundry	derivatives	derivatives
Sempra Energy Consolidated:
Interest-rate instruments	$35	$8	$-	$-
Commodity contracts not subject to rate recovery	3	-	8	5
Total	$38	$8	$8	$5
SoCalGas:
Interest-rate instruments	$-	$8	$-	$-

Derivatives not designated as hedging instruments
under SFAS 133
Sempra Energy Consolidated:
Interest-rate instruments*	$7	$21	$21	$47
Commodity contracts not subject to rate recovery	120	52	106	62
Associated offsetting commodity contracts	(61)	(25)	(61)	(25)
Commodity contracts subject to rate recovery	24	12	54	6
Associated offsetting commodity contracts	(47)	(6)	(47)	(6)
Total	$43	$54	$73	$84
SDG&E:
Interest-rate instruments*	$-	$-	$15	$34
Commodity contracts subject to rate recovery	15	12	48	6
Associated offsetting commodity contracts	(41)	(6)	(41)	(6)
Total	$(26)	$6	$22	$34
SoCalGas:
Commodity contracts subject to rate recovery	$9	$-	$6	$-
Associated offsetting commodity contracts	(6)	-	(6)	-
Total	$3	$-	$-	$-
*	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges under SFAS 133 on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30, 2009		Six months ended June 30, 2009
	Gain (loss) on derivative		Gain (loss) on derivative
	recognized in earnings		recognized in earnings
	Location	Amount	Location	Amount
Sempra Energy Consolidated:
Interest-rate instruments*	Other Income, Net	$(1)	Other Income, Net	$(7)
SoCalGas:
Interest-rate instrument*	Other Income, Net	$-	Other Income, Net	$(2)
*

There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest-rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30, 2009
	Amount of pretax
	gain (loss)
	on derivative	Gain (loss) reclassified from AOCI
	recognized in OCI	into earnings (effective portion)
	(effective portion)	Location	Amount
Sempra Energy Consolidated:
Interest-rate instruments	$24	Interest Expense	$(1)
Commodity contracts not subject		Revenues: Sempra Global
to rate recovery	-	and Parent	(1)
Commodity contracts not subject		Cost of Natural Gas, Electric
to rate recovery	2	Fuel and Purchased Power	(3)
Total	$26		$(5)
SoCalGas:
Interest-rate instrument	$-	Interest Expense	$(1)

	Six months ended June 30, 2009
	Amount of pretax
	gain (loss)
	on derivative	Gain (loss) reclassified from AOCI
	recognized in OCI	into earnings (effective portion)
	(effective portion)	Location	Amount
Sempra Energy Consolidated:
Interest-rate instruments	$21	Interest Expense	$(4)
Commodity contracts not subject		Revenues: Sempra Global
to rate recovery	11	and Parent	16
Commodity contracts not subject		Cost of Natural Gas, Electric
to rate recovery	(2)	Fuel and Purchased Power	(8)
Commodity contracts not subject		Equity Earnings: RBS
to rate recovery	-	Sempra Commodities LLP	(9)
Total	$30		$(5)
SDG&E:
Interest-rate instruments	$-	Interest Expense	$(2)
SoCalGas:
Interest-rate instrument	$-	Interest Expense	$(2)

Sempra Energy expects that losses of $9 million, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified to earnings depend on the commodity prices and interest rates in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows, excluding interest payments on variable-rate debt, is 36 months at June 30, 2009.

SDG&E and SoCalGas expect that gains of a negligible amount and losses of $3 million, respectively, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The effects of derivative instruments not designated as hedging instruments under SFAS 133 on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Gain (loss) on derivative recognized in earnings
	Location	Three months ended June 30, 2009	Six months ended June 30, 2009
Sempra Energy Consolidated:
Interest-rate instruments*	Other Income, Net	$19	$29
Commodity contracts not subject
to rate recovery	Revenues: Sempra Global and Parent	(9)	(25)
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power	11	19
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	43	(6)
Commodity contracts subject
to rate recovery	Cost of Natural Gas	(2)	(3)
Total		$62	$14
SDG&E:
Interest-rate instruments*	Other Income, Net	$20	$30
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	43	(6)
Total		$63	$24
SoCalGas:
Commodity contracts subject
to rate recovery	Cost of Natural Gas	$(2)	$(3)
*		Related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.

CONTINGENT FEATURES

For Sempra Energy and SDG&E, certain of our derivative instruments contain credit limits which vary depending upon our credit rating.  Generally, these provisions, if applicable, may reduce our credit limit if a specified credit rating agency reduces our rating. In certain cases, if our credit rating were to fall below investment grade, the counterparty to these derivative liability instruments could request immediate payment or demand immediate and ongoing full collateralization.

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at June 30, 2009 is $21 million. The aggregate fair value of assets that are already posted as collateral at June 30, 2009 is $6 million. As of June 30, 2009, if both the credit ratings of Sempra Energy and SDG&E were reduced below investment grade, $15 million of additional assets ($8 million by Sempra Energy and $7 million by SDG&E) could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position at June 30, 2009 is $13 million. The aggregate fair value of assets that are already posted as collateral at June 30, 2009 is $6 million. As of June 30, 2009, if SDG&E’s credit rating were reduced below investment grade, $7 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E, PE and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contract. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at June 30, 2009 and December 31, 2008:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Sempra Energy Consolidated:
Investments in affordable housing partnerships (1)	$39	$54	$43	$63
Total long-term debt (2)	7,358	7,697	6,962	7,013
Due to unconsolidated affiliates	102	106	102	101
Preferred stock of subsidiaries	179	149	179	149
SDG&E:
Total long-term debt (3)	$2,506	$2,519	$2,146	$2,073
Contingently redeemable preferred stock	79	71	79	71
PE and SoCalGas:
Total long-term debt (4)	$1,371	$1,383	$1,372	$1,333

PE:
Preferred stock	$80	$61	$80	$59
Preferred stock of subsidiary	20	17	20	19
	$100	$78	$100	$78
SoCalGas:
Preferred stock	$22	$18	$22	$20
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)	Before reductions for unamortized discount of $11 million at June 30, 2009 and $8 million at December 31, 2008.
(3)	Before reductions for unamortized discount of $4 million at June 30, 2009 and $2 million at December 31, 2008.
(4)	Before reductions for unamortized discount of $2 million at June 30, 2009 and $2 million at December 31, 2008.

Sempra Energy based the fair values of investments in affordable housing partnerships on the present value of estimated future cash flows, discounted at rates available for similar investments.  Sempra Energy estimated the fair values of debt incurred to acquire affordable housing partnerships based on the present value of the future cash flows, discounted at rates available for similar notes with comparable maturities.

All entities based the fair values of the long-term debt and preferred stock on their quoted market prices or quoted market prices for similar securities.

Nuclear Decommissioning Trusts

We discuss our investments in nuclear decommissioning trust funds in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2009:
Debt securities
U.S. government issues*	$133	$15	$(2)	$146
Municipal bonds**	74	1	(5)	70
Total debt securities	207	16	(7)	216
Equity securities	237	120	(18)	339
Cash and other securities***	25	1	(1)	25
Total available-for-sale securities	$469	$137	$(26)	$580

As of December 31, 2008:
Debt securities
U.S. government issues	$127	$28	$-	$155
Municipal bonds	69	1	(9)	61
Total debt securities	196	29	(9)	216
Equity securities	251	105	(36)	320
Cash and other securities	40	3	(2)	41
Total available-for-sale securities	$487	$137	$(47)	$577
*	Maturity dates are 2009-2038
**	Maturity dates are 2009-2043
***	Maturity dates are 2009-2049

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Proceeds from sales	$49	$38	$88	$169
Gross realized gains	1	1	4	7
Gross realized losses	(7)	(2)	(24)	(11)

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on the Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.

The fair value of securities in an unrealized loss position as of June 30, 2009 was $142 million. The unrealized losses of $26 million were primarily caused by a negative market environment. We do not consider these investments to be other than temporarily impaired as of June 30, 2009.

Derivative Positions Net of Cash Collateral

In accordance with FSP FIN 39-1, Amendment of FASB Interpretation No. 39 (ASC 815), each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of offset exists.

The following table provides the amount of fair value of cash collateral receivables and payables that were offset against net derivative positions in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(Dollars in millions)	2009	2008
Receivables:
Sempra Energy Consolidated	$45	$63
SDG&E	45	52
SoCalGas	-	11
Payables:
Sempra Energy Consolidated	$50	$38

The following table provides the amount of fair value of cash collateral that was not offset in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(Dollars in millions)	2009	2008
Sempra Energy Consolidated	$24	$28
SDG&E	16	21
SoCalGas	7	7

Fair Value Hierarchy

We discuss the valuation techniques we use to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157) (ASC 820), and our netting policy for derivative positions in Notes 1, 2 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008. As required by SFAS 157, we classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

The determination of fair values incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the risk of our nonperformance on our liabilities.

The fair value of commodity derivative assets and liabilities is determined in accordance with our netting policy as discussed above.

RECURRING FAIR VALUE MEASURES -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of June 30, 2009
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Nuclear decommissioning trusts*	$436	$140	$-	$-	$576
Investments	1	-	-	-	1
Commodity derivatives	28	87	25	(50)	90
Other derivatives	-	71	-	-	71
Total	$465	$298	$25	$(50)	$738

Liabilities:
Commodity derivatives	$40	$107	$-	$(45)	$102
Other derivatives	-	68	-	-	68
Total	$40	$175	$-	$(45)	$170

	At fair value as of December 31, 2008
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Nuclear decommissioning trusts*	$421	$148	$-	$-	$569
Investments	1	176	-	-	177
Commodity derivatives	55	76	27	(38)	120
Other derivatives	-	76	-	-	76
Total	$477	$476	$27	$(38)	$942

Liabilities:
Commodity derivatives	$63	$110	$-	$(63)	$110
Other derivatives	-	130	-	-	130
Total	$63	$240	$-	$(63)	$240
* Excludes cash balances.

RECURRING FAIR VALUE MEASURES -- SDG&E
(Dollars in millions)
	At fair value as of June 30, 2009
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Nuclear decommissioning trusts*	$436	$140	$-	$-	$576
Commodity derivatives	16	-	25	-	41
Total	$452	$140	$25	$-	$617

Liabilities:
Commodity derivatives	$40	$12	$-	$(45)	$7
Other derivatives	-	48	-	-	48
Total	$40	$60	$-	$(45)	$55

	At fair value as of December 31, 2008
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Nuclear decommissioning trusts*	$421	$148	$-	$-	$569
Commodity derivatives	21	-	27	-	48
Short-term investments	-	24	-	-	24
Total	$442	$172	$27	$-	$641

Liabilities:
Commodity derivatives	$52	$24	$-	$(52)	$24
Other derivatives	-	88	-	-	88
Total	$52	$112	$-	$(52)	$112
* Excludes cash balances.

RECURRING FAIR VALUE MEASURES -- SOCALGAS
(Dollars in millions)
	At fair value as of June 30, 2009
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Commodity derivatives	$8	$3	$-	$-	$11
Other derivatives	-	8	-	-	8
Total	$8	$11	$-	$-	$19

	At fair value as of December 31, 2008
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Commodity derivatives	$8	$3	$-	$-	$11
Other derivatives	-	10	-	-	10
Total	$8	$13	$-	$-	$21

Liabilities:
Commodity derivatives	$11	$-	$-	$(11)	$-

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of net trading and other derivatives classified as Level 3 in the fair value hierarchy:

	Sempra Energy
	Consolidated		SDG&E
	Three months ended June 30,		Three months ended June 30,
(Dollars in millions)	2009	2008	2009	2008
Balance as of April 1	$27	$343	$27	$7
Realized and unrealized losses	1	-	1	-
Purchases and issuances	-	-	-	-
Settlements	(3)	(2)	(3)	(2)
Sale of the commodities-marketing businesses	-	(336)	-	-
Balance as of June 30	$25	$5	$25	$5
Change in unrealized gains relating to
instruments still held at June 30	$-	$-	$-	$-

	Sempra Energy
	Consolidated		SDG&E
	Six months ended June 30,		Six months ended June 30,
(Dollars in millions)	2009	2008	2009	2008
Balance as of January 1	$27	$401	$27	$7
Realized and unrealized losses	1	(82)	1	-
Purchases and issuances	-	22	-	-
Settlements	(3)	-	(3)	(2)
Sale of the commodities-marketing businesses	-	(336)	-	-
Balance as of June 30	$25	$5	$25	$5
Change in unrealized gains relating to
instruments still held at June 30	$-	$-	$-	$-

There were no transfers in or out of Level 3 during the periods presented.

Gains and losses (realized and unrealized) for Level 3 recurring items are primarily related to the commodities-marketing businesses and were included in Revenues for Sempra Global and Parent on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008. With the sale of these businesses on April 1, 2008, Level 3 recurring activity was substantially reduced.

NOTE 9. SEMPRA UTILITIES' REGULATORY MATTERS

POWER PROCUREMENT AND RESOURCE PLANNING

Sunrise Powerlink Electric Transmission Line

In December 2008, the California Public Utilities Commission (CPUC) issued a final decision authorizing SDG&E to construct a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region (Sunrise Powerlink). This line is designed to provide 1,000 MW of increased import capability into the San Diego area. The decision allows SDG&E to construct the Sunrise Powerlink along a route that would generally run south of the Anza-Borrego Desert State Park. The decision also approves the environmental impact review conducted jointly by the CPUC and the Bureau of Land Management (BLM) and establishes a total project cost cap of $1.883 billion, including approximately $190 million for environmental mitigation costs. In January 2009, the BLM issued its decision approving the project, route and environmental review. We provided the details of the CPUC's decision in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

After the issuance of the CPUC final decision, applications for rehearing before the CPUC were filed by the Utility Consumers Action Network (UCAN) and the Center for Biological Diversity/Sierra Club (CBD). The CPUC issued a final decision in July 2009 denying the requests for rehearing. These parties may still appeal to the California Courts of Appeal and/or to the California Supreme Court on or before August 12, 2009.

The Sunrise Powerlink route crosses federal land and requires approvals from the BLM and the United States Forest Service (USFS). Three appeals of the BLM decision approving the segment of the route in its jurisdiction were filed by individuals, a community organization, and the Viejas Indian tribe in March 2009. A request to stay the BLM's decision was also filed. The Interior Board of Land Appeals has dismissed the appeal filed by the individuals and issued a ruling in July 2009 denying the request for stay. In addition, the Viejas Indian tribe withdrew its appeal in July 2009. The BLM is still reviewing the one remaining appeal. SDG&E expects the USFS to issue a decision approving the segment of the route in its jurisdiction in 2009. The USFS decision is also subject to administrative and judicial appeals.

SDG&E commenced procurement activities in the first quarter of 2009, but before construction can begin, additional agency permits, subject to administrative and judicial appeals, must be obtained. The total amount invested by SDG&E in the Sunrise Powerlink project as of June 30, 2009 was $154 million, which is included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E. SDG&E expects the Sunrise Powerlink to be in commercial operation in 2012.

Renewable Energy

Certain California electric retail sellers, including SDG&E, are required to deliver 20 percent of their 2010 retail demand from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the California Energy Commission, are generally known as the Renewables Portfolio Standard (RPS) Program.

In February 2008, the CPUC issued a decision defining flexible compliance mechanisms that can be used to defer compliance with or meet the RPS Program mandates in 2010 and beyond. The decision established that a finding by the CPUC of insufficient transmission is a permissible reason to defer compliance with the RPS Program mandates. The CPUC is also expected to implement a renewable energy credits trading system in 2009, which would provide another mechanism to better enable SDG&E to meet its RPS goals.

SDG&E continues to aggressively secure renewable energy supplies to achieve the RPS Program goals. A substantial number of these supply contracts, however, are contingent upon many factors, including:

▪

access to electric transmission infrastructure (including SDG&E's Sunrise Powerlink transmission line);

▪

timely regulatory approval of contracted renewable energy projects;

▪

the renewable energy project developers' ability to obtain project financing and permitting; and

▪

successful development and implementation of the renewable energy technologies.

As previously noted, SDG&E expects the Sunrise Powerlink transmission line to be in operation in 2012. This would be too late to provide transmission capability to meet the RPS Program requirements for 2010 and 2011. However, SDG&E believes it will be able to comply with the RPS Program requirements based on its contracting activity and application of the flexible compliance mechanisms. Without the application of the flexible compliance mechanisms, SDG&E's failure to attain the 20-percent goal in 2010, or any subsequent years' goals, could subject it to CPUC-imposed penalties of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year.

Solar Photovoltaic Program

In July 2008, SDG&E filed an application with the CPUC proposing to install solar photovoltaic panels in the San Diego area. These panels could generate approximately 50 MW of direct current power (approximately equivalent to 35 MW of power to the electric grid). We estimate the cost of the program as filed in the application to be $250 million. SDG&E, UCAN and other interested parties submitted a settlement agreement in March 2009 which, if approved by the CPUC, would, among other provisions, reduce SDG&E's investment in the program to the lesser of $125 million or 26 MW (direct current). The CPUC will decide if hearings on the settlement are necessary and, if so, a CPUC decision is expected in the first quarter of 2010. If approved, we expect the installation of SDG&E's portion of the panels to be completed by 2013.

UTILITY INCENTIVE MECHANISMS

The CPUC applies performance-based measures and incentive mechanisms to all California utilities. Under such measures or mechanisms, the Sempra Utilities have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals, rather than relying solely on expanding utility plant to increase earnings. Generally, for performance-based awards, if performance is above or below specific benchmarks, the utility is eligible for financial awards or subject to financial penalties. There are four general areas that operate under an incentive structure:

▪

employee safety

▪

energy efficiency programs

▪

natural gas procurement

▪

natural gas unbundled storage and system operator hub services

Incentive awards are included in our earnings when we receive any required CPUC approval of the award. We would record penalties for results below the specified benchmarks in earnings when we believe it is more likely than not that the CPUC would assess a penalty. All award amounts discussed below are on a pretax basis.

Below are updates to these incentive mechanisms for activity within the first half of 2009. We provide additional information regarding these incentive mechanisms in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Energy Efficiency

In December 2008, the CPUC approved energy efficiency awards of $10.8 million for SDG&E and $5.2 million for SoCalGas for 2006 and 2007 energy efficiency results, which were net of a holdback of 65%. In May 2009, SDG&E and SoCalGas filed a partial party settlement agreement regarding the appropriate method to determine incentive awards for the 2006 – 2008 program period. If approved, this settlement would result in 1) awards of $10.7 million for SDG&E and $12.5 million for SoCalGas; and 2) upon conclusion of the CPUC's assessment and audit process, awards of up to $11.6 million for SDG&E and $9.5 million for SoCalGas for the remaining holdback amounts. We expect a CPUC decision regarding the settlement in 2009 and the completion of the CPUC assessment and audit process in 2010.

Natural Gas Procurement

In February 2009, the CPUC approved a SoCalGas gas cost incentive mechanism (GCIM) award of $6.5 million for core natural gas procurement activities in the 12-month period ended March 31, 2008, which SoCalGas recorded in the first quarter of 2009.

In June 2009, SoCalGas filed an application with the CPUC requesting approval of a $12 million GCIM award for its procurement activities in the 12-month period ended March 31, 2009. A decision is expected in the first quarter of 2010.

COST OF CAPITAL

The cost of capital proceeding determines the Sempra Utilities' authorized capital structure and the authorized rate of return that the Sempra Utilities may earn on their electric and natural gas distribution and electric generation assets.

In July 2009, the CPUC denied SoCalGas’ petition, which was filed with the CPUC in April 2009, seeking to suspend its cost of capital Market Index Capital Adjustment Mechanism (MICAM) due to the uncertainty of whether the MICAM would trigger an adjustment to SoCalGas’ return on equity. SoCalGas believes that the benchmarks used to determine whether the MICAM is triggered are not indicative of the risks and interest rates associated with the natural gas distribution business. Actions taken by the U.S. Government to halt the collapse of the banking and financial system dramatically reduced U.S. Treasury yields which, at the time, increased the likelihood of causing the MICAM to trigger in 2009. The estimated adverse impact to net income of such an adjustment, assuming the 30-year U.S. Treasury Bond yield metrics as specified in the MICAM were 150 basis points below the benchmark, is $18 million annually.

While U.S. Treasury yields have recently increased, such that we now believe that it is unlikely that the MICAM will trigger in 2009, the potential of further government intervention to stimulate the economy could result in reductions in U.S. Treasury yields in the future, increasing the likelihood of triggering the MICAM. SoCalGas believes this would be inappropriate given the rising cost of debt in prevailing tight credit markets. Given the CPUC’s decision and the disconnect between the MICAM benchmarks and the natural gas distribution business risks and associated cost of capital, SoCalGas is planning, along with the other major investor-owned utilities in the state, to file a cost of capital application with the CPUC in April 2010 which, if approved, would be effective January 2011. This application would reset the benchmarks to a more indicative index associated with the natural gas distribution business.

ADVANCED METERING INFRASTRUCTURE

In April 2007, the CPUC approved SDG&E's request to install advanced meters with integrated two-way communications functionality, including electric remote disconnect and home area network capability. SDG&E estimates expenditures for this project of $572 million (including approximately $500 million in capital investment). This project involves replacing 1.4 million electric meters and 900,000 natural gas meters throughout SDG&E’s service territory. SDG&E began mass installation of the advanced meters in March 2009, and is on schedule to complete the project by the end of 2011.

2007 WILDFIRES COST RECOVERY

SDG&E filed an application with the CPUC in March 2009 seeking to recover $49.8 million for the incremental cost incurred to replace and repair company facilities under CPUC jurisdiction damaged by the October 2007 wildfires. This application was filed in accordance with the CPUC rules governing incremental costs incurred as a result of a declared emergency or catastrophic event. The Division of Ratepayer Advocates (DRA), a division of the CPUC representing the interests of customers, filed a protest to SDG&E's request for recovery of the incremental costs, requesting that the CPUC stay the proceeding until completion of the fire investigations, which we describe in Note 10.

SDG&E also incurred $30.1 million of incremental costs for the replacement and repair of company facilities under Federal Energy Regulatory Commission (FERC) jurisdiction, which are currently being recovered in SDG&E's electric transmission rates.

In regard to the 2007 wildfires litigation discussed in Note 10, if SDG&E's ultimate liability, net of amounts recoverable from other defendants, were to exceed its $1.1 billion recoverable from its insurers, SDG&E would request authorization from the FERC and the CPUC to recover the excess amounts in utility rates. SDG&E is unable to reasonably predict the degree of success it may have in pursuing such requests or the timing of any recovery.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The uncertainties that exist in legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and could materially adversely affect our business, cash flows, results of operations, and financial condition.

We record reserves for legal proceedings in accordance with SFAS 5, Accounting for Contingencies (SFAS 5) (ASC 450). At June 30, 2009, Sempra Energy's reserves for unresolved legal proceedings, on a consolidated basis, were $289 million. At June 30, 2009, SDG&E and SoCalGas had reserves for unresolved legal proceedings of $269 million and $12 million, respectively. The amounts for Sempra Energy Consolidated and SDG&E include $248 million of expected insurance settlements related to the SDG&E 2007 wildfire litigation discussed below, which we expect would be paid by SDG&E's liability insurers directly to the homeowners' insurers.

SDG&E 2007 Wildfire Litigation

In October 2007, San Diego County experienced catastrophic wildfires. In July 2008, the California Department of Forestry and Fire Protection (Cal Fire) issued investigation reports stating that two fires (the Witch and Rice fires) were SDG&E "power line caused" and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications' fiber optic cable came into contact with an SDG&E power line "causing an arc and starting the fire." Cal Fire states that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties. The reports indicate that the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulted in two fatalities, injured approximately 40 firefighters and destroyed approximately 1,141 homes. Cal Fire is still investigating the perimeters of these two fires to determine the damages associated with each fire.

In September 2008, the Consumer Protection and Safety Division of the CPUC issued a staff investigative report reaching substantially the same conclusions as the Cal Fire reports. However, the staff report also opines that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained as required by CPUC rules. In November 2008, the CPUC initiated investigations to determine whether SDG&E and Cox Communications violated any rules or regulations in connection with the fires. Hearings scheduled to commence in June 2009 were suspended pending the finalization of an agreement in principle between SDG&E and the Consumer Protection and Safety Division that, if approved by the CPUC, would resolve the investigations.

More than 100 lawsuits have been filed against SDG&E and Sempra Energy in San Diego County Superior Court seeking to recover damages in unspecified amounts, including punitive damages and other costs associated with the three fires. The lawsuits assert various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for damages resulting from a wildfire ignited by power lines. SDG&E has filed cross-complaints against Cox Communications seeking indemnification for any liability that SDG&E may incur that relates to the Guejito fire. On June 25, 2009, the trial court ruled that the lawsuits cannot proceed as class actions on behalf of all persons who experienced wildfire damages, but must instead be pursued in individual lawsuits. Any appeal of this ruling must be filed within 60 days.

By July 2009, insurers representing nearly 99 percent of the total California homeowner insurance market (homeowners' insurers) had paid out and reserved approximately $1.6 billion on more than 19,000 claims relating to the three fires. These include claims for approximately 1,000 of the 1,300 houses, mobile homes, and apartment units identified in public records as having been destroyed by the three fires. The litigation includes additional claims for uninsured and underinsured structures, firefighting costs, business interruption, evacuation expenses, agricultural damage, and personal injuries.

During 2009, SDG&E and its liability insurers have held a number of settlement discussions with the homeowners' insurers in the litigation. Based on the information provided in these discussions, SDG&E has concluded that its exposure to the homeowners' insurers is reasonably estimable. Accordingly, SDG&E established a reserve of $940 million in 2009 that is recorded as a current liability in the Condensed Consolidated Balance Sheets and is fully offset by a current receivable of $940 million payable from SDG&E's $1.l billion of liability insurance, which we expect would be paid by the liability insurers directly to the homeowners' insurers. As a result, there is no effect on SDG&E's or Sempra Energy's 2009 earnings or cash flows from the recording of the reserve. SDG&E does not have sufficient information under SFAS 5 to reasonably estimate its potential exposure for other wildfire claims and, accordingly, SDG&E has not established a reserve for any wildfire claims other than those of the homeowners' insurers.

At July 31, 2009, SDG&E and homeowner insurers holding approximately 80% of the insurer plaintiffs' claims had entered into settlement agreements. SDG&E has agreed to pay the settling insurers approximately $740 million (representing 57.5% of their $1.3 billion of paid and reserved claims) to settle all of their claims relating to the three wildfires. The settlements will be entirely funded by SDG&E’s liability insurance coverage. As part of the settlements, SDG&E will receive an assignment of the settling insurers' claims against Cox Communications. Discussions are continuing with the remaining homeowner insurers for settlements on substantially the same terms.

In addition to the claims of homeowners' insurers, the wildfire litigation also includes claims of other plaintiffs for uninsured and underinsured structures, firefighting costs, business interruption, evacuation expenses, agricultural damage, and personal injuries. SDG&E does not have sufficient information to reasonably estimate its potential exposure for these additional claims and, accordingly, has not established a reserve for any wildfire claims other than those of the homeowners' insurers.

In light of the complexity of these matters and the large number of parties involved, the wildfire litigation, including any appeals, could take several years to be resolved. After giving effect to the $740 million settlements, SDG&E's remaining liability insurance coverage for the litigation would be approximately $355 million. If SDG&E's ultimate liability to the remaining homeowners' insurer plaintiffs and the other plaintiffs in the litigation were to exceed its liability insurance coverage and amounts potentially recoverable from Cox Communications and other defendants, SDG&E would request authorization from the FERC and the CPUC to recover the excess amount in utility rates. SDG&E is unable to reasonably predict the degree of success it may have in pursuing such requests or the timing of any recovery.

California Department of Water Resources (DWR) Contract

In February 2002, the California Energy Oversight Board (CEOB) and the CPUC filed challenges at the FERC to the DWR's contracts with Sempra Generation and other power suppliers. After the FERC upheld the contracts in 2003, the CEOB and CPUC appealed to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals), challenging the FERC's application of the Mobile-Sierra doctrine's "public interest" standard of review to the contracts without having first determined that the contracts met a more rigorous "just and reasonable" standard of review. In June 2008, the United States Supreme Court (Supreme Court) ruled that the FERC was correct to apply the Mobile-Sierra doctrine (which presumes that contract rates are just and reasonable) absent a demonstration that one of the contracting parties engaged in unlawful market manipulation that directly affected contract rates. The

Supreme Court ruled that the FERC should clarify its findings on this issue and consider whether the contract rates seriously harm the public interest.

At various times since the contract's inception, Sempra Generation and the DWR have also had disputes regarding the meaning of terms and performance of their agreement under which Sempra Generation sells electricity to the DWR. In 2002, in a state civil action, the DWR sought to void its contract with Sempra Generation, seeking damages, injunctive and declaratory relief, and $100 million in punitive damages. The DWR claims that Sempra Generation misrepresented its intention and ability to construct a temporary phase of one power project and, alternatively, breached its contract by failure to construct and deliver power from that phase. In June 2005, the California Court of Appeal reversed a previous summary judgment in favor of Sempra Generation. The Court concluded that the contract language was ambiguous and presented triable issues of material fact that must be addressed by further evidence and proceedings. The case was sent back to the trial court. In January 2007, the DWR added additional claims for fraud and breach of contract. In June 2008, the California Court of Appeal upheld the trial court's denial of Sempra Generation's motion to compel the DWR to arbitrate its new claims. The case was returned to the San Diego Superior Court for further proceedings. The case is scheduled for a jury trial in September 2009.

In February 2006, the DWR began an additional arbitration against Sempra Generation related to the manner in which Sempra Generation schedules its Mexicali plant. The DWR sought $100 million in damages and an order terminating the contract. Arbitration hearings were held in November 2008 and in January 2009, the arbitration panel issued a decision denying all of the DWR's claims. The panel decision was confirmed by the San Francisco Superior Court in May 2009.

In September 2008, the DWR initiated another arbitration proceeding against Sempra Generation, alleging that Sempra Generation had breached the parties’ agreement in various operational respects, and violated the order issued by the first arbitration panel relating to the amount refunded to the DWR and the manner in which Sempra Generation operates. The DWR seeks $60 million in damages and an order terminating the contract.

FERC Refund Proceedings

The FERC is investigating prices charged by various electric suppliers to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets. In December 2002, a FERC Administrative Law Judge (ALJ) issued preliminary findings indicating that the PX and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period. This amount is the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices. In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different benchmark of natural gas prices. This change would increase the refund obligations from $1.8 billion to more than $3 billion for the same time period.

Various parties, including Sempra Commodities, appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain short-term bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC should have considered other remedies for tariff violations that are alleged to have occurred prior to October 2, 2000. In April 2009, the Ninth Circuit Court of Appeals denied requests for rehearing of its August 2006 decision that Sempra Commodities and other entities filed and returned the matter to the FERC for further proceedings.

In August 2007, the Ninth Circuit Court of Appeals issued a decision reversing and remanding FERC orders declining to provide refunds in a related proceeding regarding short-term bilateral sales up to one month in the Pacific Northwest. The court found that some of the short-term sales between the DWR and various sellers (including Sempra Commodities) that had previously been excluded from the refund proceeding involving sales in the ISO and PX markets in California were within the scope of the Pacific Northwest refund proceeding. In April 2009, the Ninth Circuit Court of Appeals denied requests for rehearing of its August 2007 decision that Sempra Commodities and other entities filed and returned the matter to the FERC for further proceedings. The court's orders could be the subject of further appeals.

In a separate complaint filed with the FERC in 2002, the California Attorney General challenged the FERC's authority to establish a market-based rate system and also contended that even if such a system were valid, electricity sellers had failed to comply with the FERC's quarterly reporting requirements. The Attorney General requested that the FERC order refunds from suppliers. The FERC dismissed the complaint and instead ordered sellers to restate their reports. After an appeal by the California Attorney General, the Ninth Circuit Court of Appeals upheld the FERC's authority to establish a market-based rate system, but stated that failure to file transaction-specific quarterly reports gave the FERC authority to order refunds with respect to jurisdictional sellers. The FERC is in the process of addressing these issues on remand.

In May 2009, the California Attorney General filed another complaint at the FERC against various sellers, including Sempra Commodities. In this complaint, the Attorney General seeks to collect for alleged overcharges related to short-term bilateral transactions between sellers and the DWR from January 18, 2001 through June 20, 2001. These transactions also have been the subject of the Ninth Circuit Court of Appeals' orders in the proceedings described above.

In the cases described above, the FERC could order additional refunds or the disgorgement of profits. RBS Sempra Commodities has reserves for its estimate of the effect of the FERC's revision of the benchmark prices it will use to calculate refunds and other related developments. Pursuant to the agreements related to the formation of RBS Sempra Commodities, we have indemnified RBS related to these proceedings should the liability from the final resolution be greater than the reserves.

FERC Manipulation Investigation

The FERC has separately investigated whether there was manipulation of short-term energy markets in the western United States that would constitute violations of applicable tariffs and warrant disgorgement of associated profits. In May 2002, the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in various specific trading activities in violation of the PX and ISO tariffs.

In June 2003, the FERC ordered a number of entities, including Sempra Commodities, to show why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. In October 2003, Sempra Commodities agreed to pay $7.2 million in full resolution of these investigations. That liability was recorded as of December 31, 2003. The Sempra Commodities settlement was approved by the FERC in August 2004. Certain California parties sought rehearing of this order, which the FERC largely denied in November 2008. The California parties have appealed the FERC's orders to the Ninth Circuit Court of Appeals.

Other Litigation

Sempra Energy and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills, and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs. This lawsuit claims that various emissions resulted in cancer or fear of cancer. We have submitted the case to our insurers, who have reserved their rights with respect to coverage. In November 2006, the court granted the defendants' summary judgment motions based on lack of medical causation for the 12 initial plaintiffs scheduled to go to trial first. The court also granted summary judgment excluding punitive damages. The court has stayed the case as to the remaining plaintiffs pending the appeal of the rulings.

In 1998, we converted our traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. In July 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a possible reduction in benefits. The discrimination claims were subsequently dismissed from the lawsuit. In May 2009, the parties agreed to settle the litigation for a nominal amount and the court preliminarily approved a class action settlement agreement in June 2009.

RBS Sempra Commodities assumed litigation reserves related to Sempra Commodities, however, we have indemnified RBS should the liabilities from the final resolution of these matters be greater than the reserves.

We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, product liability, property damage and other claims. California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these cases.

Resolved Matters

We have accrued liabilities for resolved matters of:

▪

$1,037 million at Sempra Energy Consolidated

▪

$725 million at SDG&E

▪

$66 million at SoCalGas

These amounts for Sempra Energy Consolidated and SDG&E include $692 million of insurance settlements as of June 30, 2009, related to the SDG&E 2007 wildfire litigation discussed above, which we expect would be paid by SDG&E's liability insurers directly to the homeowners' insurers. The remaining amounts are primarily for settlements related to certain litigation arising out of the 2000 – 2001 California energy crisis, including the Continental Forge settlement and settlements of natural gas and electricity cases. We discussed the terms of the settlements related to the Continental Forge and natural gas and electricity cases in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

CONSTRUCTION AND DEVELOPMENT PROJECTS

Sempra Pipelines & Storage

Liberty Gas Storage (Liberty) is a development project for salt-cavern natural gas storage facilities. Sempra Pipelines & Storage owns 75% of Liberty, and ProLiance Transportation and Storage LLC (ProLiance) owns the remaining 25%. The project was expected to include 17 billion cubic feet (Bcf) of capacity in its north facility (located in Calcasieu Parish, Louisiana), and an additional 17 Bcf of capacity in its south facility (located in Cameron Parish, Louisiana). As described more fully below, we now expect only the south facility to be developed. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities. We have expended $263 million on this project through June 30, 2009.

Development of the salt caverns at the north facility has been halted due to subsurface and well-completion problems. Based on testing performed in the second quarter of 2009, we have determined that corrective measures have been unsuccessful. As a result, it is probable that the affected salt caverns will not provide future economic benefit, and accordingly, we recorded a pretax charge of $132 million to write off the caverns and certain related assets. This amount is recorded as "Write-off of Long-Lived Assets" on our Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009. ProLiance's 25% of the pretax charge is $33 million, which is included in (Earnings) Losses Attributable to Noncontrolling Interests on our Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009. The impact to our net income and to our earnings is $97 million and $64 million, respectively, for both the three months and six months ended June 30, 2009.

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $300 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $12.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $300 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E’s contribution would be up to $47 million. This amount is subject to an annual maximum of $7 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance. In addition, the SONGS owners have up to $490 million insurance coverage for outage expenses and replacement power costs due to accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, then $2.8 million per week for up to 110 additional weeks. There is a 12-week waiting period deductible. These insurance coverages are provided through a mutual insurance company. Insured members are subject to retrospective premium assessments. SDG&E could be assessed up to $8.5 million.

The nuclear property insurance program includes an industry aggregate loss limit for non-certified acts of terrorism (as defined by the Terrorism Risk Insurance Act). The industry aggregate loss limit for property claims arising from non-certified acts of terrorism is $3.24 billion. This is the maximum amount that will be paid to insured members who suffer losses or damages from these non-certified terrorist acts.

CONTRACTUAL COMMITMENTS

Sempra Energy

At June 30, 2009, significant increases to contractual commitments at Sempra Energy include

▪

the issuance of $750 million of 6.50-percent notes maturing in 2016 at Sempra Energy;

▪

the issuance of $300 million of 6-percent mortgage bonds maturing in 2039 at SDG&E;

▪

$406 million new purchased-power contracts at SDG&E;

▪

$247 million mainly for engineering and construction costs associated with the Sunrise Powerlink project at SDG&E;

▪

$126 million new commitments for construction and infrastructure improvements for gas transmission and distribution operations at SoCalGas; and

▪

new construction commitments of $93 million at Sempra Pipelines & Storage and $63 million at Sempra LNG.

The future payments under these contractual commitments are expected to be $346 million for 2009, $255 million for 2010, $129 million for 2011, $85 million for 2012, $83 million for 2013 and $2 billion thereafter.  These amounts include expected interest payments on the notes and mortgage bonds using the stated interest rate.

Reserves for Sempra Energy and SDG&E wildfire litigation are discussed above in “SDG&E 2007 Wildfire Litigation.”

Decreases to SoCalGas’ natural gas contracts are discussed below.

SDG&E

At June 30, 2009, the significant changes to contractual commitments at SDG&E are an increase of $300 million due to the issuance of 6-percent mortgage bonds, $406 million due to new purchased-power contracts and $247 million mainly for the Sunrise Powerlink project, as discussed above. The future payments under these contractual commitments are expected to be $69 million for 2009, $174 million for 2010, $80 million for 2011, $36 million for 2012, $34 million for 2013 and $1.1 billion thereafter. These amounts include expected interest payments on the mortgage bonds using the stated interest rate.

SoCalGas

At June 30, 2009, the significant changes to contractual commitments at SoCalGas are an increase of $126 million related to commitments discussed above.  The future payments under these contractual commitments are expected to be $96 million for 2009 and $30 million for 2010.

SoCalGas’ natural gas purchase commitments have decreased by $518 million since December 31, 2008. The decrease was primarily due to a decrease of $780 million based on lower natural gas forward prices, offset by new natural gas contracts of $262 million. Net future payments are therefore expected to decrease by $552 million for 2009, increase by $54 million for 2010, decrease by $17 million for 2011, increase by $1 million for 2012, increase by $1 million for 2013 and decrease by $5 million thereafter.

NOTE 11. SEGMENT INFORMATION

We have five separately managed reportable segments, as follows:

1.

SDG&E provides electric service in California to San Diego and southern Orange counties and natural gas service to San Diego County.

2.

SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.

Sempra Commodities holds our investment in RBS Sempra Commodities, a joint venture with RBS. The partnership was formed on April 1, 2008 from our commodities-marketing businesses previously reported in this segment. The partnership's commodity trading businesses serve customers in natural gas, electricity, petroleum and petroleum products, and base metals.

Sempra Commodities also includes the operating results of Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

4.

Sempra Generation develops, owns and operates electric power plants in California, Nevada, Arizona and Mexico to serve wholesale electricity markets in North America.

5.

Sempra Pipelines & Storage develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities in the United States and Mexico, and companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. We are currently pursuing the sale of our interests in the Argentine utilities, which we discuss further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra Pipelines & Storage also operates a small natural gas distribution utility in Southwest Alabama.

We evaluate each segment's performance based on its contribution to Sempra Energy's reported earnings. The Sempra Utilities operate in essentially separate service territories, under separate regulatory frameworks and rate structures set by the CPUC. The Sempra Utilities' operations are based on rates set by the CPUC and the FERC. We describe the accounting policies of our segments in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

Amounts labeled as "all other" in the following tables consist primarily of parent organizations and Sempra LNG.

SEGMENT INFORMATION
(Dollars in millions)
Three months ended June 30,					Six months ended June 30,
2009			2008		2009		2008
REVENUES
SDG&E	$631	37%	$754	30%	$1,363	36%	$1,500	26%
SoCalGas	694	41	1,143	46	1,614	42	2,699	47
Sempra Commodities	13	1	16	-	26	1	473	8
Sempra Generation	245	15	482	19	542	14	928	16
Sempra Pipelines & Storage	98	6	118	5	230	6	211	3
All other	25	1	5	-	57	2	(5)	-
Adjustments and eliminations	-	-	1	-	-	-	(5)	-
Intersegment revenues	(17)	(1)	(16)	-	(35)	(1)	(28)	-
Total	$1,689	100%	$2,503	100%	$3,797	100%	$5,773	100%
INTEREST EXPENSE
SDG&E	$21		$22		$46		$49
SoCalGas	18		14		35		30
Sempra Commodities	3		4		6		16
Sempra Generation	4		4		8		8
Sempra Pipelines & Storage	7		4		14		6
All other	63		11		124		48
Intercompany eliminations	(37)		(21)		(72)		(59)
Total	$79		$38		$161		$98
INTEREST INCOME
SDG&E	$-		$2		$-		$4
SoCalGas	1		4		2		7
Sempra Commodities	-		-		-		7
Sempra Generation	3		2		6		4
Sempra Pipelines & Storage	4		5		8		8
All other	34		18		67		53
Intercompany eliminations	(37)		(21)		(72)		(59)
Total	$5		$10		$11		$24
DEPRECIATION AND AMORTIZATION
SDG&E	$81	43%	$78	46%	$158	42%	$155	45%
SoCalGas	75	39	71	41	147	40	142	41
Sempra Commodities	-	-	-	-	-	-	6	2
Sempra Generation	15	8	14	8	29	8	28	8
Sempra Pipelines & Storage	9	5	3	2	19	5	5	1
All other	9	5	5	3	19	5	10	3
Total	$189	100%	$171	100%	$372	100%	$346	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$28		$35		$88		$67
SoCalGas	37		36		73		76
Sempra Commodities	37		94		74		133
Sempra Generation	34		21		46		52
Sempra Pipelines & Storage	(29)		11		(17)		15
All other	(17)		5		(65)		(14)
Total	$90		$202		$199		$329

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded
before tax:
Sempra Commodities	$126		$146		$279		$146
Sempra Generation	(6)		-		(6)		2
Sempra Pipelines & Storage	11		12		21		20
All other	(3)		(3)		(6)		(7)
Total	$128		$155		$288		$161
Earnings recorded net of tax:
Sempra Pipelines & Storage	$23		$18		$39		$36
Sempra Commodities	-		-		-		3
Total	$23		$18		$39		$39
EARNINGS (LOSSES)
SDG&E*	$70	35%	$61	25%	$169	33%	$135	28%
SoCalGas*	65	33	56	23	124	24	113	23
Sempra Commodities	85	43	130	53	199	39	189	39
Sempra Generation	33	17	23	9	76	15	68	14
Sempra Pipelines & Storage	(27)	(14)	24	10	10	2	50	10
All other	(28)	(14)	(50)	(20)	(64)	(13)	(69)	(14)
Total	$198	100%	$244	100%	$514	100%	$486	100%

					Six months ended June 30,
					2009		2008
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E					$443	47%	$428	38%
SoCalGas					227	24	242	22
Sempra Commodities					-	-	21	2
Sempra Generation					8	1	13	1
Sempra Pipelines & Storage					116	13	152	14
All other					144	15	258	23
Total					$938	100%	$1,114	100%

					June 30, 2009		December 31, 2008
ASSETS
SDG&E					$10,469	37%	$9,079	34%
SoCalGas					7,434	27	7,351	28
Sempra Commodities					2,055	7	2,092	8
Sempra Generation					1,982	7	1,860	7
Sempra Pipelines & Storage					4,132	15	4,060	15
All other					2,748	10	2,843	11
Intersegment receivables					(898)	(3)	(885)	(3)
Total					$27,922	100%	$26,400	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Commodities					$2,019		$2,082
Sempra Generation					198		198
Sempra Pipelines & Storage					1,105		796
All other					26		30
Total					$3,348		$3,106
* After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements contained in this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2008 Annual Report on Form 10-K (Annual Report), and "Risk Factors" contained in our Annual Report and Part II of this Form 10-Q.

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company whose business units provide electric, natural gas and other energy products and services to their customers. Our operations are divided principally between the Sempra Utilities and Sempra Global. The Sempra Utilities consist of two California regulated public utility companies, 1) San Diego Gas & Electric Company (SDG&E) and 2) Southern California Gas Company (SoCalGas). Sempra Global consists of businesses engaged in providing energy products and services.

This report includes information for the following separate registrants:

▪

Sempra Energy and its consolidated entities

▪

SDG&E

▪

Pacific Enterprises (PE), the holding company for SoCalGas

▪

SoCalGas

References in this report to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context.

PE's operations consist solely of those of SoCalGas and additional items (e.g., cash, intercompany accounts and equity) attributable to being a holding company for SoCalGas.

Below are the summary descriptions of our operating business units.

SEMPRA BUSINESS UNITS

The Sempra Utilities consist of SDG&E and SoCalGas.

SEMPRA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric distribution and transmission, and natural gas distribution	▪ Provides electricity to 3.4 million consumers (1.4 million meters) ▪ Provides natural gas to 3.1 million consumers (840,000 meters)	Serves the county of San Diego, CA and southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 20.5 million (5.7 million meters)	Southern California and portions of Central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global's principal business units, which provide energy-related products and services, are

▪

Sempra Commodities

▪

Sempra Generation

▪

Sempra Pipelines & Storage

▪

Sempra LNG

SEMPRA GLOBAL
	MARKET	GEOGRAPHIC REGION
SEMPRA COMMODITIES RBS Sempra Commodities, a joint venture with The Royal Bank of Scotland (RBS), is a commodities- marketing business	▪ Natural gas; natural gas liquids ▪ Power ▪ Petroleum and petroleum products ▪ Coal ▪ Emissions ▪ Ethanol ▪ Base metals	▪ Global
SEMPRA GENERATION Develops, owns and operates electric power plants	▪ Wholesale electricity	▪ U.S.A. ▪ Mexico
SEMPRA PIPELINES & STORAGE Develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities, and natural gas and electric service providers	▪ Natural gas ▪ Electricity	▪ U.S.A. ▪ Mexico ▪ Argentina ▪ Chile ▪ Peru
SEMPRA LNG Develops, owns and operates receipt terminals for importing liquefied natural gas (LNG)	▪ Natural gas	▪ U.S.A. ▪ Mexico

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪

Overall results of our operations and factors affecting those results

▪

Our business unit results

▪

Significant changes in revenues, costs and earnings between periods

In the six months ended June 30, 2009, our earnings increased $28 million (6%) to $514 million primarily due to improved earnings at the Sempra Utilities, offset by lower earnings at Sempra Pipelines & Storage. The earnings at Sempra Pipelines & Storage were negatively impacted by a second quarter 2009 after-tax asset write-off of $64 million related to assets at its Liberty Gas Storage (Liberty) natural gas storage facility. We discuss the write-off in Note 10 of the Notes to Condensed Consolidated Financial Statements herein and in "Factors Influencing Future Performance – Sempra Pipelines & Storage – Liberty Gas Storage (Liberty)" below.

Diluted earnings per share for the first six months increased by $0.19 per share, $0.11 per share from increased earnings and $0.08 per share from a reduction in shares outstanding, primarily as a result of our $1 billion share repurchase in 2008.

In the three months ended June 30, 2009, our earnings decreased $46 million (19%) to $198 million primarily due to the asset write-off recorded at Sempra Pipelines & Storage and decreased earnings at Sempra Commodities. Diluted earnings per share for the three months decreased by $0.18 per share, primarily from decreased earnings.

The following table shows our earnings by business unit, which we discuss below in "Business Unit Results."

EARNINGS BY BUSINESS UNIT
(Dollars in millions)
	Six months ended June 30,
	2009		2008
Sempra Utilities:
SDG&E*	$169	33%	$135	28%
SoCalGas*	124	24	113	23
Sempra Global:
Sempra Commodities**	199	39	189	39
Sempra Generation	76	15	68	14
Sempra Pipelines & Storage	10	2	50	10
Sempra LNG	(19)	(4)	(37)	(8)
Parent and other***	(45)	(9)	(32)	(6)
Earnings	$514	100%	$486	100%
	Three months ended June 30,
	2009		2008
Sempra Utilities:
SDG&E*	$70	35%	$61	25%
SoCalGas*	65	33	56	23
Sempra Global:
Sempra Commodities**	85	43	130	53
Sempra Generation	33	17	23	9
Sempra Pipelines & Storage	(27)	(14)	24	10
Sempra LNG	(12)	(6)	(28)	(11)
Parent and other***	(16)	(8)	(22)	(9)
Earnings	$198	100%	$244	100%
*		After preferred dividends.
**

Results for 2009 and the second quarter of 2008 include our portion of RBS Sempra Commodities' joint venture earnings and interest, income taxes, cost allocations and other items associated with the joint venture. Results for the first quarter of 2008 include 100% of the commodities-marketing businesses. Both 2009 and 2008 include the results of Sempra Rockies Marketing.

***

Includes after-tax interest expense ($67 million and $26 million for the six months ended June 30, 2009 and 2008, respectively, and $33 million and $11 million for the three months ended June 30, 2009 and 2008, respectively), intercompany eliminations recorded in consolidation and certain corporate costs incurred at Sempra Global.

BUSINESS UNIT RESULTS

The following section is a discussion of earnings by business unit, as it appears in the table above.

BUSINESS UNIT EARNINGS -- SEMPRA UTILITIES
(Dollars in millions)

SDG&E

SDG&E business unit earnings were

▪

$169 million for the first six months of 2009 ($171 million before preferred dividends)

▪

$135 million for the first six months of 2008 ($137 million before preferred dividends)

▪

$70 million in the three months ended June 30, 2009 ($71 million before preferred dividends)

▪

$61 million in the three months ended June 30, 2008 ($62 million before preferred dividends)

The increase of $34 million (25%) in the first six months of 2009 was due to:

▪

$32 million higher authorized margin due to the implementation of the 2008 General Rate Case (GRC) decision in the third quarter of 2008;

▪

$12 million higher California Public Utilities Commission (CPUC) authorized margin in excess of higher operation and maintenance expenses;

▪

$10 million favorable impact from the resolution of litigation in 2009 as opposed to litigation settlement costs in 2008; and

▪

$3 million higher favorable impact from the resolution of prior year's income tax issues; offset by

▪

$16 million from the resolution of regulatory matters in 2009 ($9 million) that adversely impacted earnings compared to the resolution of regulatory matters in 2008 ($7 million) that favorably impacted earnings; and

▪

$10 million due to lower regulatory awards in 2009.

In the three months ended June 30, 2009, SDG&E's earnings increased $9 million (15%) due to:

▪

$16 million higher authorized margin due to the implementation of the 2008 GRC decision in the third quarter of 2008;

▪

$10 million favorable impact from the resolution of prior year's income tax issues in 2009;

▪

$4 million of litigation settlement costs in 2008; and

▪

$2 million due to higher electric transmission margin in 2009; offset by

▪

$16 million from the resolution of regulatory matters in 2009 ($9 million) that adversely impacted earnings compared to the resolution of regulatory matters in 2008 ($7 million) that favorably impacted earnings; and

▪

$8 million due to lower regulatory awards in 2009.

SoCalGas

SoCalGas business unit earnings were

▪

$124 million for the first six months of 2009 ($125 million before preferred dividends)

▪

$113 million for the first six months of 2008 ($114 million before preferred dividends)

▪

$65 million in the three months ended June 30, 2009 ($66 million before preferred dividends)

▪

$56 million in the three months ended June 30, 2008 ($57 million before preferred dividends)

The increase of $11 million (10%) in the first six months of 2009 was due to:

▪

$7 million higher CPUC authorized margins in excess of higher operation and maintenance expenses;

▪

$7 million from a lower effective income tax rate primarily due to higher software development cost deductions in 2009; and

▪

$7 million higher authorized margin due to the implementation of the 2008 GRC decision in the third quarter of 2008; offset by

▪

$5 million higher net interest expense;

▪

$3 million higher net bad debt expense; and

▪

$3 million lower regulatory awards.

In the three months ended June 30, 2009, SoCalGas' earnings increased $9 million (16%) due to:

▪

$5 million higher CPUC authorized margins in excess of higher operation and maintenance expenses;

▪

$4 million from a lower effective income tax rate primarily due to higher software development cost deductions in 2009; and

▪

$3 million higher authorized margin due to the implementation of the 2008 GRC decision in the third quarter of 2008; offset by

▪

$3 million higher net interest expense.

BUSINESS UNIT EARNINGS (LOSSES) -- SEMPRA GLOBAL
(Dollars in millions)

Sempra Commodities

Sempra Commodities recorded business unit earnings of:

▪

$199 million for the first six months of 2009

▪

$189 million for the first six months of 2008

▪

$85 million in the three months ended June 30, 2009

▪

$130 million in the three months ended June 30, 2008

Results for the first six months of 2009 and the second quarter of 2008 primarily represent our equity earnings from RBS Sempra Commodities, formed on April 1, 2008. Results for the first quarter of 2008, included in the 2008 six-month period, represent 100% of the commodities-marketing businesses' earnings until the formation of the joint venture. The first-quarter 2008 results included a $17 million write-down related to a counterparty credit issue.

The decrease of $45 million (35%) in the three months ended June 30, 2009 was due primarily to the following items recorded in the second quarter of 2008:

▪

$67 million gain on the transaction with RBS; offset by

▪

$30 million of expenses, primarily charges for litigation and an unfavorable impact of prior year's income tax issues.

Sempra Generation

Sempra Generation recorded business unit earnings of:

▪

$76 million for the first six months of 2009

▪

$68 million for the first six months of 2008

▪

$33 million in the three months ended June 30, 2009

▪

$23 million in the three months ended June 30, 2008

The increase of $8 million (12%) in the first six months of 2009 included

▪

$20 million improved mark-to-market earnings on forward contracts with RBS Sempra Commodities and other counterparties primarily due to a $21 million loss in 2008; offset by

▪

$13 million lower earnings from operations primarily due to less favorable market pricing and scheduled plant maintenance.

The increase of $10 million (43%) in the three months ended June 30, 2009 included

▪

$23 million improved mark-to-market earnings on forward contracts with RBS Sempra Commodities and other counterparties primarily due to a $20 million loss in 2008; offset by

▪

$8 million lower earnings from operations primarily due to less favorable market pricing; and

▪

$5 million higher taxes resulting from a delay in the expected completion date of planned solar investments.

Sempra Pipelines & Storage

Sempra Pipelines & Storage recorded business unit earnings (losses) of:

▪

$10 million for the first six months of 2009

▪

$50 million for the first six months of 2008

▪

$(27) million in the three months ended June 30, 2009

▪

$24 million in the three months ended June 30, 2008

The decrease of $40 million (80%) in the first six months of 2009 was primarily due to:

▪

$64 million lower earnings from a write-off of assets at Liberty; and

▪

$14 million lower earnings due to foreign currency exchange-rate effects, primarily from its investment in Chile; offset by

▪

$14 million higher earnings from the commencement of LNG-related pipeline operations in Mexico in the second quarter of 2008;

▪

$11 million higher earnings from its investment in South America;

▪

$6 million lower taxes on foreign income; and

▪

$6 million earnings from the operations of Mobile Gas, acquired in October 2008.

The decrease of $51 million (213%) in the three months ended June 30, 2009 was primarily due to:

▪

$64 million lower earnings from the write-off of assets at Liberty; and

▪

$7 million lower earnings due to foreign currency exchange-rate effects, primarily from its investment in Chile; offset by

▪

$9 million higher earnings from its investment in South America;

▪

$7 million higher earnings from the commencement of LNG-related pipeline operations in Mexico in the second quarter of 2008; and

▪

$6 million lower taxes on foreign income.

Sempra LNG

Sempra LNG recorded losses of:

▪

$19 million for the first six months of 2009

▪

$37 million for the first six months of 2008

▪

$12 million in the three months ended June 30, 2009

▪

$28 million in the three months ended June 30, 2008

The decrease in losses of $18 million (49%) in the first six months of 2009 included

▪

$18 million improved mark-to-market results related to a natural gas marketing agreement with RBS Sempra Commodities primarily due to losses of $17 million in 2008; and

▪

$11 million lower income tax expense related to Mexican currency translation and inflation adjustments; offset by

▪

a $10 million after-tax cash payment received in the first quarter of 2008 for the early termination of a capacity agreement for the Cameron LNG receipt terminal.

The decrease in losses of $16 million (57%) in the three months ended June 30, 2009 included

▪

$9 million improved mark-to-market results related to a natural gas marketing agreement with RBS Sempra Commodities primarily due to losses of $11 million in 2008; and

▪

$7 million lower income tax expense related to Mexican currency translation and inflation adjustments.

Parent and Other

Losses for Parent and Other were

▪

$45 million for the first six months of 2009

▪

$32 million for the first six months of 2008

▪

$16 million in the three months ended June 30, 2009

▪

$22 million in the three months ended June 30, 2008

The increase in losses of $13 million (41%) in the first six months of 2009 was due to:

▪

$29 million higher net interest expense primarily from long-term debt issued in 2008; and

▪

$9 million favorable impact of an interest adjustment in 2008 related to litigation reserves; offset by

▪

$23 million lower income tax expense; and

▪

$3 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans due to improved market conditions. This amount is net of the increase in deferred compensation liability associated with the investments.

The decrease in losses of $6 million (27%) in the three months ended June 30, 2009 was due to:

▪

$21 million lower income tax expense; and

▪

$11 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans due to improved market conditions. This amount is net of the increase in deferred compensation liability associated with the investments; offset by

▪

$15 million higher net interest expense primarily from long-term debt issued in 2008, and to a lesser extent, higher interest rates on this long-term debt than on short-term debt replaced; and

▪

$9 million favorable impact of an interest adjustment in 2008 related to litigation reserves.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E, PE and SoCalGas.

Sempra Utilities Revenues

The current regulatory framework permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed on to customers substantially as incurred. However, SoCalGas' Gas Cost Incentive Mechanism (GCIM) provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above market-based monthly benchmarks. The mechanism permits full recovery of costs incurred when average purchase costs are within a price range around a monthly benchmark price. Any higher costs or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

The regulatory framework permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to core customers. The differences in cost between estimates and actual are recovered in the next year through rates.

Sempra Utilities: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for Sempra Energy, SDG&E and SoCalGas for the six-month periods ended June 30. The Sempra Energy amounts reflect SDG&E and SoCalGas revenues, net of intercompany transactions. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues.

SEMPRA ENERGY CONSOLIDATED
NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Volumes in billion cubic feet, dollars in millions)
			Transportation
	Natural Gas Sales		and Exchange		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2009:
Residential	149	$1,280	1	$2	150	$1,282
Commercial and industrial	62	413	130	104	192	517
Electric generation plants	-	-	110	28	110	28
Wholesale	-	-	10	3	10	3
	211	$1,693	251	$137	462	1,830
Other revenues						48
Balancing accounts*						(5)
Total						$1,873
2008:
Residential	160	$2,095	1	$2	161	$2,097
Commercial and industrial	65	768	140	83	205	851
Electric generation plants	-	-	122	44	122	44
Wholesale	-	-	11	4	11	4
	225	$2,863	274	$133	499	2,996
Other revenues						73
Balancing accounts*						29
Total						$3,098
* We discuss balancing accounts and their effects in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

During the six months ended June 30, 2009, our natural gas revenues decreased by $1.2 billion (40%) to $1.9 billion, and the cost of natural gas decreased by $1.2 billion (61%) to $789 million. During the three months ended June 30, 2009, our natural gas revenues decreased by $524 million (40%) to $782 million, and the cost of natural gas decreased by $535 million (68%) to $249 million. The decreases in revenues and cost were primarily due to substantially lower natural gas prices in 2009. To a lesser extent, the decreases were due to lower sales volumes due to noticeably milder temperatures in 2009. We discuss the decrease in the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E
NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Volumes in billion cubic feet, dollars in millions)
			Transportation
	Natural Gas Sales		and Exchange		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2009:
Residential	19	$188	-	$-	19	$188
Commercial and industrial	8	59	3	5	11	64
Electric generation plants	-	-	30	9	30	9
	27	$247	33	$14	60	261
Other revenues						16
Balancing accounts						(2)
Total*						$275
2008:
Residential	20	$285	-	$-	20	$285
Commercial and industrial	9	104	4	5	13	109
Electric generation plants	-	-	32	12	32	12
	29	$389	36	$17	65	406
Other revenues						12
Balancing accounts						(2)
Total*						$416
* Includes sales to affiliates of $1 million in each of 2009 and 2008.

During the six months ended June 30, 2009, SDG&E's natural gas revenues decreased by $141 million (34%) to $275 million, and the cost of natural gas decreased by $141 million (53%) to $124 million. During the three months ended June 30, 2009, SDG&E's natural gas revenues decreased by $75 million (44%) to $96 million, and the cost of natural gas decreased by $76 million (67%) to $37 million. For the first six months of 2009, SDG&E’s average cost of natural gas was $4.59 per thousand cubic feet (Mcf) compared to $9.03 per Mcf for the first six months of 2008, a 49-percent decrease of $4.44 per Mcf, resulting in lower revenues and cost of $120 million. The average cost of natural gas for the second quarter of 2009 was $3.57 per Mcf compared to $10.72 per Mcf in the second quarter of 2008, a 67-percent decrease of $7.15 per Mcf, resulting in lower revenues and cost of $75 million.

SOCALGAS
NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Volumes in billion cubic feet, dollars in millions)
			Transportation
	Natural Gas Sales		and Exchange		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2009:
Residential	130	$1,092	1	$2	131	$1,094
Commercial and industrial	54	354	127	100	181	454
Electric generation plants	-	-	80	19	80	19
Wholesale	-	-	68	7	68	7
	184	$1,446	276	$128	460	1,574
Other revenues						43
Balancing accounts						(3)
Total*						$1,614
2008:
Residential	140	$1,810	1	$2	141	$1,812
Commercial and industrial	56	664	136	78	192	742
Electric generation plants	-	-	90	32	90	32
Wholesale	-	-	75	11	75	11
	196	$2,474	302	$123	498	2,597
Other revenues						71
Balancing accounts						31
Total*						$2,699
* Includes sales to affiliates of $15 million in 2009 and $16 million in 2008.

During the six months ended June 30, 2009, SoCalGas' natural gas revenues decreased by $1.1 billion (40%) to $1.6 billion, and the cost of natural gas decreased by $1.1 billion (62%) to $669 million. During the three months ended June 30, 2009, SoCalGas' natural gas revenues decreased by $449 million (39%) to $694 million, and the cost of natural gas decreased by $459 million (68%) to $214 million. SoCalGas’ average cost of natural gas has decreased significantly in 2009 compared to 2008. For the first six months of 2009, SoCalGas’ average cost was $3.63 per Mcf compared to $9.00 per Mcf for the first six months of 2008, a 60-percent decrease of $5.37 per Mcf, resulting in lower revenues and cost of $1.0 billion. The average cost of natural gas for the second quarter of 2009 was $3.10 per Mcf compared to $9.57 per Mcf in the second quarter of 2008, a 68-percent decrease of $6.47 per Mcf, resulting in lower revenues and cost of $447 million.

Sempra Utilities: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for Sempra Energy and SDG&E. Sempra Energy amounts are shown after eliminating intercompany transactions. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

During the six months ended June 30, 2009, electric revenues for both Sempra Energy and SDG&E remained consistent with the prior year, and included

▪

$47 million higher revenues in 2009 due to the implementation of the 2008 GRC decision in the third quarter of 2008;

▪

$36 million higher authorized electric distribution, transmission and generation margins; and

▪

$21 million higher recoverable expenses that are fully offset in operation and maintenance expenses; offset by

▪

$83 million decrease in cost of electric fuel and purchased power; and

▪

$17 million lower regulatory awards in 2009.

During the three months ended June 30, 2009, electric revenues decreased by $47 million (8%) to $534 million at Sempra Energy and by $48 million (8%) to $535 million at SDG&E. The decrease in revenues was primarily due to:

▪

$91 million decrease in cost of electric fuel and purchased power; and

▪

$13 million lower regulatory awards; offset by

▪

$24 million due to the implementation of the 2008 GRC decision in the third quarter of 2008;

▪

$22 million higher authorized electric distribution, transmission and generation margins; and

▪

$16 million higher recoverable expenses that are fully offset in operation and maintenance expenses.

ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	2009		2008
Customer class	Volumes	Revenue	Volumes	Revenue
Sempra Energy Consolidated:
Residential	3,605	$496	3,715	$415
Commercial	3,370	434	3,416	353
Industrial	1,104	118	1,114	86
Direct access	1,490	51	1,515	47
Street and highway lighting	53	6	51	5
	9,622	1,105	9,811	906
Other revenues		68		67
Balancing accounts		(88)		106
Total		$1,085		$1,079
SDG&E:
Residential	3,605	$496	3,715	$415
Commercial	3,370	434	3,416	353
Industrial	1,109	119	1,120	87
Direct access	1,490	51	1,515	47
Street and highway lighting	53	6	51	5
	9,627	1,106	9,817	907
Other revenues		70		71
Balancing accounts		(88)		106
Total*		$1,088		$1,084
* Includes sales to affiliates of $3 million in 2009 and $5 million in 2008.

We do not include in the Condensed Consolidated Statements of Operations the commodity costs (and the revenues to recover those costs) associated with long-term contracts that are allocated to SDG&E by the California Department of Water Resources (DWR). However, we do include the associated volumes and distribution revenues in the table above. We provide further discussion of these contracts in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Global and Parent Revenues and Cost of Sales

During the six months ended June 30, 2009, our Sempra Global and Parent revenues decreased by $757 million (47%) to $839 million. The decrease included:

▪

$447 million lower revenues from Sempra Commodities primarily due to the sale of the commodities-marketing businesses to our joint venture, RBS Sempra Commodities, on April 1, 2008; and

▪

$386 million lower revenues at Sempra Generation, primarily due to lower natural gas and power prices; offset by

▪

$62 million higher revenues at Sempra LNG, primarily from completed projects going into service in 2008.

During the six months ended June 30, 2009, our cost of natural gas, electric fuel and purchased power decreased by $467 million (51%) to $455 million. The decrease was primarily associated with the lower revenues at Sempra Commodities and Sempra Generation. Other cost of sales for Sempra Global and Parent decreased by $120 million (78%) to $33 million primarily due to the sale of the commodities-marketing businesses in the second quarter of 2008.

During the three months ended June 30, 2009, our Sempra Global and Parent revenues decreased by $243 million (39%) to $373 million. The decrease included $237 million lower revenues at Sempra Generation, primarily due to lower natural gas and power prices.

During the three months ended June 30, 2009, our cost of natural gas, electric fuel and purchased power decreased by $326 million (64%) to $187 million. The decrease was primarily associated with the lower revenues at Sempra Generation.

Operation and Maintenance

Sempra Energy

For the six months ended June 30, 2009, our operation and maintenance expenses decreased by $147 million (12%) to $1.1 billion. The decrease was primarily due to:

▪

the inclusion of $240 million of operation and maintenance expenses at our commodities-marketing business for the first six months of 2008; offset by

▪

higher operation and maintenance expense at SDG&E, including $21 million higher recoverable expenses and $25 million other operational costs, offset by $17 million lower litigation expense;

▪

$26 million higher operation and maintenance expense at LNG mainly related to maintenance cargoes for the Energía Costa Azul LNG receipt terminal; and

▪

$17 million higher operation and maintenance expense at Sempra Pipelines & Storage primarily from the operations of Mobile Gas, acquired in October 2008.

For the three months ended June 30, 2009, our operation and maintenance expenses increased by $40 million (7%) to $589 million, primarily attributable to SDG&E, including $15 million higher recoverable expenses and $30 million other operational costs, offset by $7 million lower litigation expense.

Equity Earnings (Losses) Before Income Taxes

Sempra Energy

In the six months and three months ended June 30, 2009, the pretax equity earnings from our investment in the newly-formed RBS Sempra Commodities were $279 million and $126 million, respectively. The equity earnings of $146 million for the six-month period in 2008 represent earnings for only three months, beginning with the inception of the joint venture on April 1, 2008. We provide additional information about this investment's earnings in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Other Income, Net

Sempra Energy

For the six months ended June 30, 2009, other income, net, increased by $22 million (43%) to $73 million. The increase was due to $16 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans and $15 million of higher interest-rate swap gain for Otay Mesa VIE at SDG&E in 2009. The gain is offset in (Earnings) Losses Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations for Sempra Energy and SDG&E. These increases were offset by a $16 million cash payment received in the first quarter of 2008 for the early termination of a capacity agreement for the Cameron LNG receipt terminal.

For the three months ended June 30, 2009, other income, net, increased by $38 million (119%) to $70 million. The increase was due to $29 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. In addition, SDG&E recorded $5 million of higher interest-rate swap gain for Otay Mesa VIE at SDG&E in 2009. The gain is offset in (Earnings) Losses Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations for Sempra Energy and SDG&E.

Interest Expense

Sempra Energy

During the six months and three months ended June 30, 2009, our interest expense increased by $63 million (64%) and $41 million (108%) to $161 million and $79 million, respectively. The increases were primarily due to long-term debt issued at Parent and Other in 2008, and also for the three months, higher interest rates on this long-term debt than on short-term debt replaced. In addition, the three months and six months ended June 30, 2008 included $16 million reduced interest expense related to energy crisis litigation reserves.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E, PE and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Six months ended June 30,
	2009		2008
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate*
Sempra Energy Consolidated	$199	30%	$329	41%
SDG&E	88	31	67	31
PE	76	38	77	40
SoCalGas	73	37	76	40

	Three months ended June 30,
	2009		2008
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate*
Sempra Energy Consolidated	$90	35%	$202	45%
SDG&E	28	24	35	31
PE	40	39	36	38
SoCalGas	37	36	36	39
*		Amounts for Sempra Energy Consolidated, SDG&E and PE have been adjusted for the retrospective adoption of SFAS 160 (ASC 810).

Sempra Energy

In the first six months of 2009, Sempra Energy's income tax expense decreased by $130 million (40%) due to lower pretax income and a lower effective income tax rate resulting from:

▪

higher pretax income in countries with lower statutory rates;

▪

lower income tax expense related to Mexican currency translation and inflation adjustments; and

▪

the favorable impact of the resolution of prior years' income tax issues.

In the three months ended June 30, 2009, Sempra Energy's income tax expense decreased by $112 million (55%) due to lower pretax income and a lower effective income tax rate resulting from:

▪

lower income tax expense related to Mexican currency translation and inflation adjustments; and

▪

the favorable impact of the resolution of prior years' income tax issues.

SDG&E

In the first six months of 2009, SDG&E's income tax expense increased by $21 million (31%) due to higher pretax income.

In the three months ended June 30, 2009, SDG&E's income tax expense decreased by $7 million (20%) primarily from a $10 million favorable effect from the resolution of prior years' income tax issues in the second quarter of 2009, which resulted in a decrease in the effective tax rate.

PE and SoCalGas

In the first six months of 2009, income tax expense decreased by $1 million (1%) at PE and by $3 million (4%) at SoCalGas primarily due to higher deductions for self-developed software costs at SoCalGas, which resulted in lower effective tax rates.

In the three months ended June 30, 2009, income tax expense increased by $4 million (11%) at PE primarily due to higher pretax income. For the same period, income tax expense for SoCalGas increased by $1 million (3%) due to higher pretax income, offset by higher deductions for self-developed software costs, which resulted in a lower effective tax rate. The decrease in the effective tax rate was partially offset by lower deductions allowed for depreciation authorized for ratemaking purposes.

(Earnings) Losses Attributable to Noncontrolling Interests

Sempra Energy

Losses attributable to noncontrolling interests were $5 million in the first six months of 2009 compared to earnings of $15 million in the corresponding period of 2008. The change included:

▪

$33 million associated with the write-off of assets at Liberty in 2009; offset by

▪

$12 million higher earnings from the Otay Mesa Energy Center variable interest entity, primarily due to a higher gain from interest-rate swaps.

Losses attributable to noncontrolling interests were $12 million in the three months ended June 30, 2009 compared to earnings of $15 million in the corresponding period of 2008. The change included:

▪

$33 million associated with the write-off of assets at Liberty in 2009; offset by

▪

$5 million higher earnings from the Otay Mesa Energy Center variable interest entity, primarily due to a higher gain from interest-rate swaps.

Earnings

We discuss variations in Sempra Energy's earnings by business unit above in "Business Unit Results."

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends.  In addition, we expect to meet a portion of our cash requirements through the issuance of short-term and long-term debt.

Our committed lines of credit provide liquidity and support commercial paper.  They expire in August 2011.  At Sempra Energy, they are syndicated broadly among 20 different banks and at the Sempra Utilities, among 17 different banks.  No single bank has greater than a 10.7 percent share in any single facility.

The table below shows the amount of available funds at June 30, 2009:

AVAILABLE FUNDS AT JUNE 30, 2009
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	PE/SoCalGas
Unrestricted cash and cash equivalents	$818	$187	$538
Available unused credit*	3,623	338	538
*

Borrowings on the shared line of credit at SDG&E and SoCalGas are limited to $600 million for each utility and $800 million in total. SDG&E's available funds reflect letters of credit outstanding of $25 million and variable-rate demand notes outstanding of $237 million supported by the line.  SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

Sempra Energy

We believe that these available funds and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to:

▪

finance capital expenditures

▪

meet liquidity requirements

▪

fund shareholder dividends

▪

fund any new business acquisitions or start-ups

Both Sempra Energy and SDG&E have issued long-term debt in 2009.  However, the recent global credit crisis that has severely affected the availability and cost of both short-term and long-term financing may continue to influence credit markets for some time.  If cash flows from operations were to be significantly reduced or we were to be unable to borrow under acceptable terms, we would reduce or postpone discretionary capital expenditures and investments in new businesses.  If these measures were necessary, they would primarily impact our Sempra Global businesses, as credit availability for the Sempra Utilities has not been significantly impacted by the credit crisis.  Discretionary expenditures at Sempra Global would include projects that we have not yet made firm commitments to build, primarily renewable generation facilities.  We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-quality ratings.

We have significant investments in several trusts to provide for future payments of pensions and other retirement benefits, and nuclear decommissioning.  Although all of our trust funds’ investments are diversified and managed in compliance with all laws and regulations, the value of the investments in these trusts declined in 2008 and the first quarter of 2009 due to a decrease in the equity market and volatility in the fixed income market.  These markets continue to be volatile.  The decrease in asset values has not affected the funds’ abilities to make their required payments, however we expect funding requirements for pension and other postretirement benefit plans to increase.  At the Sempra Utilities, funding requirements are generally recoverable in rates.

On February 20, 2009, our board of directors approved an increase to our quarterly common stock dividend to $0.39 per share ($1.56 annually), an increase of $0.04 per share ($0.16 annually) or 11 percent. Our target annual dividend payment ratio is 35 percent to 40 percent of earnings.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Utilities

The Sempra Utilities expect that cash flows from operations and security issuances will continue to be adequate to meet utility capital expenditure requirements.  Due to the extended review period associated with the Sunrise Powerlink project and the resultant delay in initiating construction activities, SDG&E declared and paid a $150 million common dividend to Sempra Energy in the first quarter of 2009.  However, the level of future common dividends from SDG&E and SoCalGas may be affected during periods of increased capital expenditures.  The level of future common dividends from PE is dependent upon common dividends paid by SoCalGas.  Sempra Energy may from time to time make additional equity contributions to SDG&E or SoCalGas to support the Sempra Utilities' capital expenditure programs.

Sempra Commodities

On April 1, 2008, we completed the formation of RBS Sempra Commodities, a partnership to own and operate Sempra Energy's commodities-marketing businesses, which generally comprised the Sempra Commodities business unit.  RBS is obligated to provide the joint venture with all growth capital, working-capital requirements and credit support.  However, we are providing transitional back-up guarantees and credit support, some of which may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements.

We account for our investment in the partnership under the equity method.  RBS Sempra Commodities intends to distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership.  In limited cases, the partnership may retain earnings allocable to the partners to replenish capital depleted through losses.  In March 2009, we received $305 million from the partnership, representing our remaining share of 2008 partnership income after 2008 distributions, and an additional $70 million in June 2009 to fund estimated income tax payments. We provide additional information about RBS Sempra Commodities in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Generation

We expect Sempra Generation to require funds for the development of electric generation facilities, primarily renewable energy projects.  Projects at Sempra Generation may be financed through a combination of operating cash flow, project financing, funds from the parent and external borrowings.

Sempra Generation's long-term power sale contracts may contain collateral requirements.  The DWR contract does not contain such requirements.  The collateral arrangements require Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies if Sempra Generation fails to deliver the contracted amounts. Sempra Generation had no outstanding collateral requirements under such contracts at June 30, 2009.

Sempra Pipelines & Storage

Sempra Pipelines & Storage is expected to require funding from the parent or from external sources to fund projects, including:

▪

development and expansion of its natural gas storage projects

▪

participation in the development of the Rockies Express natural gas pipeline

Sempra LNG

Sempra LNG has required funding for its development of the Energía Costa Azul and Cameron LNG receiving facilities. As both of these facilities are now in service, Sempra LNG is expected to provide operating cash flow for further development within Sempra Global.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2009	2009 Change		2008
Sempra Energy Consolidated	$1,525	$660	76%	$865
SDG&E	348	(73)	(17)	421
PE	557	(23)	(4)	580
SoCalGas	560	(16)	(3)	576

Sempra Energy

Cash provided by operating activities at Sempra Energy increased in 2009 due to:

▪

$375 million in distributions from RBS Sempra Commodities LLP for the remaining share of our 2008 partnership income and current year estimated tax payments;

▪

a $207 million lower decrease in accounts payable (the large 2008 decrease was at Sempra Commodities prior to the sale of the commodities-marketing businesses to RBS Sempra Commodities); and

▪

a $151 million higher decrease in accounts receivable, primarily due to lower natural gas prices in 2009; offset by

▪

a $91 million working capital change related to inventory decreases at SoCalGas, as discussed below.

SDG&E

Cash provided by operating activities at SDG&E decreased in 2009 primarily due to:

▪

an $86 million net income tax payment in 2009 compared to a $17 million net income tax refund in 2008;

▪

an increase of $1 million in inventory in 2009 compared to a $51 million decrease in 2008 due to SoCalGas assuming the responsibility for the procurement of natural gas, including inventory management, for SDG&E’s core natural gas customers; and

▪

$46 million lower cash provided by changes in margin deposits by counterparties in 2009 due to lower natural gas prices in 2009; offset by

▪

a $118 million increase in overcollected regulatory balancing accounts in 2009 compared to a $14 million decrease in 2008.

PE and SoCalGas

Cash provided by operating activities at PE and SoCalGas decreased in 2009 primarily due to the effect on working capital balances at SoCalGas of lower natural gas prices in 2009 compared to 2008.  Lower natural gas prices in 2009 produced a $43 million asset for temporary LIFO liquidation compared to a $48 million liability in 2008.  Temporary LIFO liquidation represents the difference between the carrying value of natural gas inventory withdrawn during the period (valued by the last-in, first-out method) for delivery to customers and the projected cost of the replacement of that inventory during summer months.  Lower gas prices along with lower demand also produced a $171 million decrease in accounts payable compared to a $73 million increase in 2008.

These decreases were offset by:

▪

a $163 million higher decrease in accounts receivable due to lower natural gas prices being charged to customers in 2009;

▪

$76 million lower net income tax payments in 2009; and

▪

a $56 million higher decrease in inventory.

The table below shows the contributions to pension and other postretirement benefit plans for the six months ended June 30, 2009.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$29	$24
SDG&E	13	8
PE/SoCalGas	-	15

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2009	2009 Change		2008
Sempra Energy Consolidated	$(987)	$(171)	(15)%	$(1,158)
SDG&E	(387)	(224)	(37)	(611)
PE	(222)	(79)	(26)	(301)
SoCalGas	(227)	(72)	(24)	(299)

Sempra Energy

Cash used in investing activities at Sempra Energy decreased in 2009 due to:

▪

a $176 million decrease in capital expenditures;

▪

$176 million proceeds from the remarketing of industrial development bonds in 2009; and

▪

a $2 billion decrease in expenditures for investments primarily due to our initial $1.6 billion investment in RBS Sempra Commodities in 2008 and an increase of $63 million in contributions by Sempra Pipelines & Storage to Rockies Express; offset by

▪

$2.1 billion in proceeds from the RBS transaction in 2008; and

▪

a $60 million decrease in notes receivable from an unconsolidated affiliate in 2008.

SDG&E

The decrease in cash used in investing activities at SDG&E in 2009 was due to:

▪

a $101 million increase in proceeds from the sale of industrial development bonds;

▪

an $84 million decrease in purchases of industrial development bonds; and

▪

a $33 million decrease in advances to Sempra Energy in 2009 compared to a $24 million increase in 2008.

PE and SoCalGas

Cash used in investing activities at PE and SoCalGas decreased in 2009 primarily due to an increase in advances from SoCalGas to Sempra Energy of $57 million in 2008.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the California Public Utilities Commission (CPUC), the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2009, we expect to make capital expenditures and investments of $2.5 billion, including:

▪

$1.3 billion at the Sempra Utilities for capital projects and plant improvements ($800 million at SDG&E and $500 million at SoCalGas)

▪

$1.2 billion at our other subsidiaries for the development of LNG facilities, natural gas storage facilities and pipelines, and renewable generation projects

The expected capital expenditures of $1.2 billion at our other subsidiaries include an expected contribution of $625 million to Rockies Express, of which $213 million has been contributed through June 30, 2009.

The Sempra Utilities expect the capital expenditures to include

▪

$500 million for additions to SDG&E’s natural gas and electric distribution generation systems, and advanced metering infrastructure

▪

$500 million at SoCalGas for improvements to distribution and transmission systems

▪

$200 million for improvements to SDG&E’s electric transmission infrastructure

▪

$100 million at SDG&E for the Sunrise Powerlink transmission line

Our level of capital expenditures and investments in the next few years may vary substantially and will depend on the cost and availability of financing, regulatory approvals and business opportunities providing desirable rates of return.  We intend to finance our capital expenditures in a manner that will maintain our strong investment-grade ratings and capital structure.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2009	2009 Change		2008
Sempra Energy Consolidated	$(51)	$94	65%	$(145)
SDG&E	207	131	172	76
PE	(3)	200	99	(203)
SoCalGas	(1)	200	99	(201)

Sempra Energy

Cash used in financing activities at Sempra Energy in 2009 decreased primarily due to:

▪

the $1 billion repurchase of common stock in 2008;

▪

a $515 million increase in issuances of long-term debt; offset by

▪

a $612 million decrease in short-term debt in 2009 compared to a $496 million increase in 2008;

▪

a $238 million increase in long-term debt payments; and

▪

$94 million for the purchase of the remaining 40-percent ownership interest in Mississippi Hub.

SDG&E

Cash provided by financing activities at SDG&E increased primarily due to:

▪

a $274 million increase in issuances of long-term debt; offset by

▪

$150 million in common dividends paid to Sempra Energy in 2009

PE and SoCalGas

Cash used in financing activities at PE and SoCalGas in 2009 decreased due to a $200 million decrease in common dividends paid to Sempra Energy and PE, respectively.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E, PE and SoCalGas in Notes 6 and 10 in the Notes to Condensed Consolidated Financial Statements herein.

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

The Sempra Utilities' operations and Sempra Generation's long-term contracts generally provide relatively stable earnings and liquidity. However, for the next few years SDG&E and SoCalGas will limit their common stock dividends to reinvest their earnings in significant capital projects. Also, Sempra Generation's contract with the DWR, which provides a significant portion of Sempra Generation's revenues, ends in late 2011. Because it is unable to forecast with certainty future electricity prices and the cost of natural gas, contracts it enters into to replace this capacity may provide substantially lower earnings. However, Sempra Generation is undertaking several projects for the construction of renewable generation facilities, which we expect will provide future earnings.

We expect that Sempra LNG and Sempra Pipelines & Storage will provide relatively stable earnings and liquidity from their current operations. Sempra Pipelines & Storage is also expected to provide earnings from construction programs when completed, but will require substantial funding for these programs. At Sempra Pipelines & Storage, we expect the write-off of certain assets at Liberty Gas Storage, as we discuss below in "Sempra Global Investments," to have a minimal impact on future expected earnings. In addition, until there are firm supply or capacity contracts for 100% of Sempra LNG's Cameron facility, Sempra LNG will seek to obtain interim LNG supplies, which may result in greater variability in revenues and earnings. Sempra LNG may also enter into short-term service contracts to utilize capacity.

The Sempra Utilities' performance will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, environmental regulations, and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report. As the 2008 General Rate Case provides for fixed annual increases rather than for adjustments based on inflation indices as in the past, performance will depend on the Sempra Utilities' ability to manage the effects of rising costs, including bad debts. SDG&E will also incur substantially higher liability and wildfire insurance premiums, by approximately $40 million annually, starting in the third quarter of 2009. In addition to the increased insurance premiums, Sempra Energy, including the Sempra Utilities, will also have substantially lower insurance coverage, particularly with respect to any future wildfire liabilities. The annual coverage has dropped from more than $1 billion to $400 million. SDG&E plans to file a request with the CPUC in the third quarter of 2009 for recovery of these additional costs, but without such recovery, our financial results could be adversely impacted.

In regard to the 2007 wildfires litigation, if SDG&E's ultimate liability, net of amounts recoverable from other defendants, were to exceed its $1.1 billion recoverable from its insurers, SDG&E would request authorization from the FERC and the CPUC to recover the excess amounts in utility rates. SDG&E is unable to reasonably predict the degree of success it may have in pursuing such requests or the timing of any recovery. Without recovery of any such excess costs, SDG&E's financial results could be adversely impacted. We provide additional information concerning these matters in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein.

As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein, on April 1, 2008, we completed the formation of a partnership, RBS Sempra Commodities, to own and operate our commodities-marketing businesses, which generally comprised our Sempra Commodities segment. Our joint venture partner,

RBS, is obligated to provide the partnership with all growth capital, working-capital requirements and credit support, as we discuss above in "Capital Resources and Liquidity – Sempra Commodities." Future earnings and distributions from the partnership will depend on profitability and growth achieved in the joint venture and the continued ability of RBS to provide capital and credit support for the partnership. RBS has been greatly affected by the world-wide turmoil in banking and became controlled by the government of the United Kingdom in December 2008.

We may be further impacted by the current world-wide economic crisis and rapidly changing economic conditions. The impacts of the global credit market crisis on our credit availability and cost are discussed in "Capital Resources and Liquidity" in this report. Moreover, the dollar has strengthened significantly against some foreign currencies, especially in Mexico and South America where we have significant operations. These factors, coupled with very low natural gas prices which affect profitability at Sempra Generation and Sempra LNG, could, if they remain unchanged, adversely affect profitability. Additionally, given the uncertainty of commodity markets and the lack of debt financing for energy infrastructure, which impact related hedging activity, growth at RBS Sempra Commodities could be dampened.

We discuss additional matters that could affect our future performance in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

LITIGATION

We describe legal proceedings which could adversely affect our future performance in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

SEMPRA UTILITIES -- INDUSTRY DEVELOPMENTS AND CAPITAL PROJECTS

We describe capital projects, electric and natural gas regulation and rates, and other pending proceedings and investigations that affect our business in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA GLOBAL INVESTMENTS

As we discuss in "Cash Flows From Investing Activities," our investments will significantly impact our future performance. In addition to the discussion below, we provide information about these investments in "Capital Resources and Liquidity" herein and “Capital Resources and Liquidity” and “Factors Influencing Future Performance” in the Annual Report.

Sempra Generation

In July 2009, Sempra Generation announced that Pacific Gas and Electric (PG&E) has contracted for 48 megawatts (MW) of solar power from a new plant under development in Boulder City, Nevada, called Copper Mountain Solar.  The Copper Mountain Solar facility will be built by Sempra Generation on land adjacent to the 10-MW El Dorado Energy Solar plant.  Construction on the 48-MW Copper Mountain project is slated to begin later this year and be completed in 2011. The contract is subject to CPUC approval.

Sempra Pipelines & Storage

Rockies Express Pipeline

REX-East, the eastern segment of the Rockies Express Pipeline and the last of the project’s three segments, is under construction.  Interim service began in June 2009 on the portion of REX-East from Audrain County, Missouri, to the Lebanon Hub in Warren County, Ohio, with capacity up to 1.6 billion cubic feet (Bcf) of natural gas per day. We expect REX-East, which will run 638 miles from Missouri to Clarington, Ohio, to be fully operational in late 2009 subject to timely receipt of regulatory approvals.

The total project cost is estimated to be approximately $6.7 billion.  This amount includes costs incurred for the Entrega Pipeline and REX-West, the first two segments currently in service, and for the completion of REX-East. Construction expenditures and remaining cost estimates have increased significantly from original projections, and additional increases or other changes related to the investment could result in an impairment to the carrying value of our investment.

Liberty Gas Storage (Liberty)

Liberty Gas Storage (Liberty), is a development project for salt-cavern natural gas storage facilities.  Sempra Pipelines & Storage owns 75% of Liberty, and ProLiance Transportation and Storage LLC (ProLiance) owns the remaining 25%.  The project was expected to include 17 Bcf of capacity in its north facility (located in Calcasieu Parish, Louisiana), and an additional 17 Bcf of capacity in its south facility (located in Cameron Parish, Louisiana). As described more fully below, we now expect only the south facility to be developed.  The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area liquefied natural gas (LNG) regasification terminals to an interstate natural gas transmission system and storage facilities.  We have expended $263 million on this project through June 30, 2009.  The estimated cost of the total project is approximately $350 million, which excludes amounts written off as discussed below.

Development of the salt caverns at the north facility has been halted due to subsurface and well-completion problems.  Based on testing performed in the second quarter of 2009, we have determined that corrective measures have been unsuccessful.  As a result, it is probable that the affected salt caverns will not provide future economic benefit, and accordingly, we recorded a pretax charge of $132 million to write off the caverns and certain related assets.  This amount is recorded as “Write-off of Long-Lived Assets” on our Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009.  ProLiance’s 25% of the pretax charge is $33 million, which is included in (Earnings) Losses Attributable to Noncontrolling Interests on our Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009.  The impact to our net income and to our earnings is $97 million and $64 million, respectively, for both the three months and six months ended June 30, 2009.

Sempra LNG

Cameron LNG Receipt Terminal

Sempra LNG’s Cameron LNG receipt terminal in Hackberry, Louisiana began commercial operations in July 2009. The terminal is under contract for 40% of its capacity through 2029. Total project costs for the Cameron LNG receipt terminal were $835 million, excluding pre-expansion costs of $44 million, through June 30, 2009. Some of the construction companies at the receipt terminal have made force majeure and other claims for additional costs, primarily related to hurricanes. Sempra LNG is currently in negotiations with the companies, and cannot estimate at this time the additional amounts that may be paid.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We view certain accounting policies as critical because their application is the most relevant, judgmental and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss these accounting policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

NEW ACCOUNTING STANDARDS

We discuss the relevant pronouncements that have recently become effective and have had or may have an impact on our financial statements in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper classified as long-term debt, at June 30, 2009 and December 31, 2008:

	Sempra Energy
	Consolidated		SDG&E		PE/SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR	Debt	VaR	Debt	VaR
At June 30, 2009:
Utility fixed-rate*	$3,383	$636	$2,270	$468	$1,113	$170
Utility variable-rate*	486	77	236	77	250	-
Non-utility, fixed-rate and variable-rate*	3,270	494	-	-	-	-
At December 31, 2008:
Utility fixed-rate*	$3,023	$657	$1,910	$430	$1,113	$229
Utility variable-rate*	486	64	236	69	250	6
Non-utility, fixed-rate and variable-rate*	2,829	467	-	-	-	-
* After the effects of interest-rate swaps.

See additional disclosure regarding derivative activity in Note 7 of the Notes to Condensed Consolidated Financial Statements herein. We discuss our market risk and risk policies in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sempra Energy, SDG&E, PE and SoCalGas have designed and maintain disclosure controls and procedures to ensure that information required to be disclosed in their respective reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the management of each company, including each respective Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the companies' internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies' internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein, or 2) referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in the Annual Report.

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors as previously reported in our 2008 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SEMPRA ENERGY

Sempra Energy's annual meeting of shareholders was on April 30, 2009, and the results of the shareholders' voting was reported in Sempra Energy's Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

SEMPRA UTILITIES

Election of Directors:

At the annual meeting of shareholders on June 1, 2009, the shareholders of SDG&E and SoCalGas elected the following directors for one-year terms expiring in 2010. The name of each nominee and the number of shares voted for and withheld from the election of each director were as follows. There were no abstentions or broker non-votes.

SDG&E

Nominees	Votes For	Votes Withheld
Jeffrey W. Martin	116,583,358	--
Michael R. Niggli	116,583,358	--
Debra L. Reed	116,583,358	--

PE

Nominees	Votes For	Votes Withheld
Jeffrey W. Martin	83,917,664	--
Michael R. Niggli	83,917,664	--
Debra L. Reed	83,917,664	--

SOCALGAS

Nominees	Votes For	Votes Withheld
Jeffrey W. Martin	91,350,970	--
Michael R. Niggli	91,350,970	--
Debra L. Reed	91,350,970	--

ITEM 6. EXHIBITS

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / Pacific Enterprises
10.1	Second Amendment to Indemnity Agreement, dated June 30, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc.
EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Pacific Enterprises
12.3	Pacific Enterprises Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.4	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Pacific Enterprises
31.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Pacific Enterprises
32.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: July 31, 2009	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: July 31, 2009	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer

Pacific Enterprises:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

Date: July 31, 2009	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: July 31, 2009	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer