Form 10-Q
period 2009-09-30
PACIFIC ENTERPRISES INC; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2009-11-09
CIK 75527, 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		September 30, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2034

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California	94-0743670	No change
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Common stock outstanding on November 5, 2009:

Sempra Energy	246,442,856 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	71
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	97
Item 4.	Controls and Procedures	98

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	99
Item 1A.	Risk Factors	99
Item 6.	Exhibits	100

Signatures		102

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008*	2009	2008*
	(unaudited)
REVENUES
Sempra Utilities	$1,424	$2,013	$4,382	$6,190
Sempra Global and parent	429	679	1,268	2,275
Total revenues	1,853	2,692	5,650	8,465
EXPENSES AND OTHER INCOME
Sempra Utilities:
Cost of natural gas	(208)	(689)	(997)	(2,708)
Cost of electric fuel and purchased power	(208)	(311)	(508)	(694)
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	(220)	(431)	(675)	(1,353)
Other cost of sales	(19)	(15)	(52)	(168)
Operation and maintenance	(571)	(564)	(1,676)	(1,816)
Depreciation and amortization	(196)	(162)	(568)	(508)
Franchise fees and other taxes	(77)	(76)	(228)	(230)
Gains on sale of assets	-	-	3	114
Write-off of long-lived assets	-	-	(132)	-
Equity earnings (losses):
RBS Sempra Commodities LLP	105	(4)	384	142
Other	18	14	27	29
Other income (expense), net	24	(21)	97	30
Interest income	5	12	16	36
Interest expense	(96)	(67)	(257)	(165)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	410	378	1,084	1,174
Income tax expense	(128)	(94)	(327)	(423)
Equity earnings, net of income tax	20	18	59	57
Net income	302	302	816	808
(Earnings) losses attributable to noncontrolling interests	17	8	22	(7)
Preferred dividends of subsidiaries	(2)	(2)	(7)	(7)
Earnings	$317	$308	$831	$794

Basic earnings per common share	$1.30	$1.26	$3.42	$3.18
Weighted-average number of shares outstanding, basic (thousands)	243,925	243,793	242,806	249,311

Diluted earnings per common share	$1.27	$1.24	$3.37	$3.13
Weighted-average number of shares outstanding, diluted (thousands)	248,461	247,904	246,875	253,407
Dividends declared per share of common stock	$0.39	$0.35	$1.17	$1.02
* As adjusted for the retrospective adoption of ASC 810 (SFAS 160).
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$756	$331
Short-term investments	-	176
Restricted cash	27	27
Trade accounts receivable, net	618	903
Other accounts and notes receivable, net	126	78
Due from unconsolidated affiliates	19	4
Income taxes receivable	139	195
Deferred income taxes	117	31
Inventories	296	320
Regulatory assets	48	121
Fixed-price contracts and other derivatives	111	160
Insurance receivable related to wildfire litigation (Note 10)	266	-
Other	173	130
Total current assets	2,696	2,476

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	232	264
Regulatory assets arising from pension and other postretirement
benefit obligations	1,218	1,188
Other regulatory assets	568	534
Nuclear decommissioning trusts	664	577
Investment in RBS Sempra Commodities LLP	2,094	2,082
Other investments	2,019	1,166
Goodwill and other intangible assets	527	539
Sundry	605	709
Total investments and other assets	7,927	7,059

Property, plant and equipment:
Property, plant and equipment	24,379	23,153
Less accumulated depreciation and amortization	(6,607)	(6,288)
Property, plant and equipment, net	17,772	16,865
Total assets	$28,395	$26,400
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2009	2008*
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$851	$503
Accounts payable - trade	436	606
Accounts payable - other	145	250
Due to unconsolidated affiliates	16	38
Dividends and interest payable	209	156
Accrued compensation and benefits	221	280
Regulatory balancing accounts, net	605	335
Current portion of long-term debt	622	410
Fixed-price contracts and other derivatives	99	180
Customer deposits	145	170
Reserve for wildfire litigation (Note 10)	289	-
Other	672	684
Total current liabilities	4,310	3,612
Long-term debt	6,845	6,544

Deferred credits and other liabilities:
Due to unconsolidated affiliate	102	102
Customer advances for construction	144	155
Pension and other postretirement benefit obligations, net of plan assets	1,518	1,487
Deferred income taxes	1,278	946
Deferred investment tax credits	54	57
Regulatory liabilities arising from removal obligations	2,546	2,430
Asset retirement obligations	1,212	1,159
Other regulatory liabilities	202	219
Fixed-price contracts and other derivatives	348	392
Deferred credits and other	774	909
Total deferred credits and other liabilities	8,178	7,856
Preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	-	-
Common stock (750 million shares authorized; 246 million and 243 million shares outstanding at September 30, 2009 and December 31, 2008, respectively;
no par value)	2,381	2,265
Retained earnings	6,779	6,235
Deferred compensation	(14)	(18)
Accumulated other comprehensive income (loss)	(401)	(513)
Total Sempra Energy shareholders' equity	8,745	7,969
Preferred stock of subsidiaries	100	100
Other noncontrolling interests	138	240
Total equity	8,983	8,309
Total liabilities and equity	$28,395	$26,400
* As adjusted for the retrospective adoption of ASC 810 (SFAS 160).
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2009	2008*
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$816	$808
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	568	508
Deferred income taxes and investment tax credits	181	165
Equity earnings	(470)	(228)
Gains on sale of assets	(3)	(114)
Write-off of long-lived assets	132	-
Fixed-price contracts and other derivatives	(27)	-
Other	45	76
Net change in other working capital components	220	(408)
Distributions from RBS Sempra Commodities LLP	407	56
Changes in other assets	81	(3)
Changes in other liabilities	(66)	(55)
Net cash provided by operating activities	1,884	805

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,371)	(1,541)
Proceeds from sale of assets, net of cash sold	179	2,071
Expenditures for investments	(762)	(2,180)
Distributions from investments	16	23
Purchases of nuclear decommissioning and other trust assets	(167)	(361)
Proceeds from sales by nuclear decommissioning and other trusts	155	350
Decrease in notes receivable from unconsolidated affiliate	-	60
Other	(20)	(18)
Net cash used in investing activities	(1,970)	(1,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(255)	(252)
Preferred dividends paid by subsidiaries	(7)	(7)
Issuances of common stock	52	17
Repurchases of common stock	-	(1,002)
(Decrease) increase in short-term debt, net	(52)	985
Issuances of long-term debt	1,181	650
Payments on long-term debt	(325)	(75)
Purchase of noncontrolling interest	(94)	-
Other	11	5
Net cash provided by financing activities	511	321

Increase (decrease) in cash and cash equivalents	425	(470)
Cash and cash equivalents, January 1	331	668
Cash and cash equivalents, September 30	$756	$198
* As adjusted for the retrospective adoption of ASC 810 (SFAS 160).
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2009	2008
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$201	$142

Income tax payments, net	$98	$120

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant and equipment	$(114)	$(41)

Dividends declared but not paid	$99	$89
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008*	2009	2008*
	(unaudited)
Operating revenues
Electric	$695	$817	$1,783	$1,901
Natural gas	78	132	353	548
Total operating revenues	773	949	2,136	2,449
Operating expenses
Cost of electric fuel and purchased power	208	311	508	694
Cost of natural gas	30	84	154	349
Operation and maintenance	234	222	655	595
Depreciation and amortization	81	68	239	223
Franchise fees and other taxes	46	43	126	117
Litigation expense	2	29	(6)	38
Total operating expenses	601	757	1,676	2,016
Operating income	172	192	460	433
Other income, net	1	3	45	26
Interest income	1	1	1	5
Interest expense	(29)	(24)	(75)	(73)
Income before income taxes	145	172	431	391
Income tax expense	(53)	(54)	(141)	(121)
Net income	92	118	290	270
(Earnings) losses attributable to noncontrolling interests	18	7	(9)	(8)
Earnings	110	125	281	262
Preferred dividend requirements	(2)	(2)	(4)	(4)
Earnings attributable to common shares	$108	$123	$277	$258
* As adjusted for the retrospective adoption of ASC 810 (SFAS 160).
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$291	$19
Short-term investments	-	24
Accounts receivable - trade	275	225
Accounts receivable - other	66	30
Due from unconsolidated affiliates	5	29
Income taxes receivable	51	22
Deferred income taxes	42	17
Inventories	67	62
Regulatory assets arising from fixed-price contracts and other derivatives	32	94
Other regulatory assets	5	8
Fixed-price contracts and other derivatives	61	39
Insurance receivable related to wildfire litigation (Note 10)	266	-
Other	49	15
Total current assets	1,210	584

Other assets:
Due from unconsolidated affiliate	3	4
Deferred taxes recoverable in rates	399	369
Regulatory assets arising from fixed-price contracts and other derivatives	232	264
Regulatory assets arising from pension and other postretirement
benefit obligations	393	393
Other regulatory assets	55	59
Nuclear decommissioning trusts	664	577
Sundry	56	154
Total other assets	1,802	1,820

Property, plant and equipment:
Property, plant and equipment	9,797	9,095
Less accumulated depreciation and amortization	(2,535)	(2,420)
Property, plant and equipment, net	7,262	6,675
Total assets	$10,274	$9,079
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2009	2008*
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$250	$261
Due to unconsolidated affiliates	9	1
Regulatory balancing accounts, net	321	114
Customer deposits	54	53
Fixed-price contracts and other derivatives	53	77
Accrued compensation and benefits	84	105
Current portion of long-term debt	10	2
Reserve for wildfire litigation (Note 10)	289	-
Other	201	163
Total current liabilities	1,271	776
Long-term debt	2,587	2,142

Deferred credits and other liabilities:
Customer advances for construction	21	26
Pension and other postretirement benefit obligations, net of plan assets	419	419
Deferred income taxes	721	628
Deferred investment tax credits	25	26
Regulatory liabilities arising from removal obligations	1,308	1,212
Asset retirement obligations	575	550
Fixed-price contracts and other derivatives	287	347
Deferred credits and other	168	204
Total deferred credits and other liabilities	3,524	3,412
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,138	1,138
Retained earnings	1,544	1,417
Accumulated other comprehensive income (loss)	(10)	(13)
Total SDG&E shareholders' equity	2,672	2,542
Noncontrolling interests	141	128
Total equity	2,813	2,670
Total liabilities and equity	$10,274	$9,079
* As adjusted for the retrospective adoption of ASC 810 (SFAS 160).
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended
	September 30,
	2009	2008*
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$290	$270
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	239	223
Deferred income taxes and investment tax credits	35	77
Fixed-price contracts and other derivatives	(28)	(7)
Other	(14)	(4)
Net change in other working capital components	115	(41)
Changes in other assets	20	(7)
Changes in other liabilities	(38)	3
Net cash provided by operating activities	619	514

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(633)	(638)
Expenditures for short-term investments	(152)	(304)
Proceeds from sale of short-term investments	176	236
Purchases of nuclear decommissioning trust assets	(161)	(347)
Proceeds from sales by nuclear decommissioning trusts	155	348
Decrease (increase) in loans to affiliates, net	33	(6)
Other	2	1
Net cash used in investing activities	(580)	(710)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(150)	-
Capital contribution received by Otay Mesa VIE	4	9
Preferred dividends paid	(4)	(4)
Redemptions of preferred stock	-	(14)
Issuances of long-term debt	386	138
Other	(3)	(1)
Net cash provided by financing activities	233	128

Increase (decrease) in cash and cash equivalents	272	(68)
Cash and cash equivalents, January 1	19	158
Cash and cash equivalents, September 30	$291	$90

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$51	$59

Income tax payments (refunds), net	$144	$(54)

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant and equipment	$(58)	$(11)

Dividends declared but not paid	$1	$1
* As adjusted for the retrospective adoption of ASC 810 (SFAS 160).
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008*	2009	2008*
	(unaudited)

Operating revenues	$662	$1,077	$2,276	$3,776
Operating expenses
Cost of natural gas	180	609	849	2,369
Operation and maintenance	249	241	766	756
Depreciation	73	67	220	209
Franchise fees and other taxes	25	29	81	100
Total operating expenses	527	946	1,916	3,434
Operating income	135	131	360	342
Other income (expense), net	(4)	1	1	2
Interest income	-	5	3	18
Interest expense	(17)	(15)	(52)	(47)
Income before income taxes	114	122	312	315
Income tax expense	(41)	(42)	(117)	(119)
Net income	73	80	195	196
Preferred dividends of subsidiary	-	-	(1)	(1)
Earnings	73	80	194	195
Preferred dividend requirements	(1)	(1)	(3)	(3)
Earnings attributable to common shares	$72	$79	$191	$192
* As adjusted for the retrospective adoption of ASC 810 (SFAS 160).
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$418	$206
Accounts receivable - trade	252	572
Accounts receivable - other	29	20
Due from unconsolidated affiliates	5	5
Income taxes receivable	-	108
Deferred income taxes	9	-
Inventories	189	167
Other regulatory assets	11	18
Other	39	37
Total current assets	952	1,133

Other assets:
Due from unconsolidated affiliate	514	457
Regulatory assets arising from pension and other postretirement
benefit obligations	825	795
Other regulatory assets	114	105
Sundry	42	49
Total other assets	1,495	1,406

Property, plant and equipment:
Property, plant and equipment	9,083	8,816
Less accumulated depreciation and amortization	(3,557)	(3,448)
Property, plant and equipment, net	5,526	5,368
Total assets	$7,973	$7,907
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2009	2008*
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - trade	$121	$257
Accounts payable - other	105	163
Due to unconsolidated affiliates	100	106
Income taxes payable	2	-
Deferred income taxes	-	6
Regulatory balancing accounts, net	284	221
Customer deposits	89	114
Accrued compensation and benefits	81	92
Current portion of long-term debt	101	100
Other	175	213
Total current liabilities	1,058	1,272
Long-term debt	1,269	1,270
Deferred credits and other liabilities:
Customer advances for construction	123	131
Pension and other postretirement benefit obligations, net of plan assets	850	823
Deferred income taxes	218	157
Deferred investment tax credits	28	30
Regulatory liabilities arising from removal obligations	1,238	1,218
Asset retirement obligations	607	581
Deferred taxes refundable in rates	196	214
Deferred credits and other	233	251
Total deferred credits and other liabilities	3,493	3,405

Commitments and contingencies (Note 10)

Equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding;
no par value)	1,462	1,462
Retained earnings	617	426
Accumulated other comprehensive income (loss)	(26)	(28)
Total Pacific Enterprises shareholders' equity	2,133	1,940
Preferred stock of subsidiary	20	20
Total equity	2,153	1,960
Total liabilities and equity	$7,973	$7,907
* As adjusted for the retrospective adoption of ASC 810 (SFAS 160).
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2009	2008*
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195	$196
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	220	209
Deferred income taxes and investment tax credits	24	74
Other	2	(2)
Net change in other working capital components	129	(134)
Changes in other assets	8	25
Changes in other liabilities	(33)	(63)
Net cash provided by operating activities	545	305

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(336)	(350)
Decrease in loans to affiliates, net	8	132
Other	(1)	-
Net cash used in investing activities	(329)	(218)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	-	(200)
Preferred dividends paid	(3)	(3)
Preferred dividends paid by subsidiary	(1)	(1)
Increase in short-term debt, net	-	96
Net cash used in financing activities	(4)	(108)

Increase (decrease) in cash and cash equivalents	212	(21)
Cash and cash equivalents, January 1	206	59
Cash and cash equivalents, September 30	$418	$38

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$40	$37

Income tax payments, net	$54	$113

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant and equipment	$(10)	$(30)

Dividends declared but not paid	$1	$1
* As adjusted for the retrospective adoption of ASC 810 (SFAS 160).
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)

Operating revenues	$662	$1,077	$2,276	$3,776
Operating expenses
Cost of natural gas	180	609	849	2,369
Operation and maintenance	252	241	768	756
Depreciation	73	67	220	209
Franchise fees and other taxes	25	29	81	100
Total operating expenses	530	946	1,918	3,434
Operating income	132	131	358	342
Other income (expense), net	(1)	(1)	4	1
Interest income	1	2	3	9
Interest expense	(16)	(14)	(51)	(44)
Income before income taxes	116	118	314	308
Income tax expense	(42)	(41)	(115)	(117)
Net income	74	77	199	191
Preferred dividend requirements	-	-	(1)	(1)
Earnings attributable to common shares	$74	$77	$198	$190
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$418	$206
Accounts receivable - trade	252	572
Accounts receivable - other	27	20
Income taxes receivable	-	41
Deferred income taxes	9	-
Inventories	189	167
Other regulatory assets	11	18
Other	39	37
Total current assets	945	1,061

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	825	795
Other regulatory assets	114	105
Sundry	15	24
Total other assets	954	924

Property, plant and equipment:
Property, plant and equipment	9,081	8,814
Less accumulated depreciation and amortization	(3,557)	(3,448)
Property, plant and equipment, net	5,524	5,366
Total assets	$7,423	$7,351
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$121	$257
Accounts payable - other	102	163
Due to unconsolidated affiliates	13	23
Income taxes payable	4	-
Deferred income taxes	-	6
Regulatory balancing accounts, net	284	221
Customer deposits	89	114
Accrued compensation and benefits	81	92
Current portion of long-term debt	101	100
Other	175	211
Total current liabilities	970	1,187
Long-term debt	1,269	1,270
Deferred credits and other liabilities:
Customer advances for construction	123	131
Pension and other postretirement benefit obligations, net of plan assets	850	823
Deferred income taxes	226	167
Deferred investment tax credits	28	30
Regulatory liabilities arising from removal obligations	1,238	1,218
Asset retirement obligations	607	581
Deferred taxes refundable in rates	196	214
Deferred credits and other	226	240
Total deferred credits and other liabilities	3,494	3,404

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	828	630
Accumulated other comprehensive income (loss)	(26)	(28)
Total shareholders' equity	1,690	1,490
Total liabilities and shareholders' equity	$7,423	$7,351
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$199	$191
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	220	209
Deferred income taxes and investment tax credits	22	71
Other	6	1
Net change in other working capital components	125	(135)
Changes in other assets	4	21
Changes in other liabilities	(27)	(60)
Net cash provided by operating activities	549	298

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(336)	(350)
Decrease in loans to affiliates, net	-	136
Net cash used in investing activities	(336)	(214)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	-	(200)
Preferred dividends paid	(1)	(1)
Increase in short-term debt, net	-	96
Net cash used in financing activities	(1)	(105)

Increase (decrease) in cash and cash equivalents	212	(21)
Cash and cash equivalents, January 1	206	59
Cash and cash equivalents, September 30	$418	$38

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$40	$35

Income tax payments, net	$54	$113

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant and equipment	$(10)	$(30)
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

PRINCIPLES OF CONSOLIDATION

Sempra Energy

Sempra Energy's Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 holding company, its consolidated subsidiaries, and variable interest entities. Sempra Energy’s principal subsidiaries are:

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

SDG&E

SDG&E's Condensed Consolidated Financial Statements include its accounts, the accounts of its sole subsidiary, SDG&E Funding LLC, and the accounts of Otay Mesa Energy Center LLC (Otay Mesa VIE) and Orange Grove L.P., which are variable interest entities of which SDG&E is the primary beneficiary, as discussed in Note 5 under "Variable Interest Entities."  SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy. The activities of SDG&E Funding LLC were substantially complete in 2007, and the entity was dissolved in 2008.

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

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after September 30, 2009 but before the issuance of these financial statements on November 9, 2009, and in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature, except as we discuss below in "Presentation of Preferred Securities" and in Note 2.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the Annual Report) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, which are combined reports for Sempra Energy, SDG&E, PE and SoCalGas.

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes, except for the adoption of new accounting standards as we discuss in Note 2.

The Sempra Utilities account for the economic effects of regulation on utility operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, Regulated Operations (formerly Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation).

Presentation of Preferred Securities

In connection with the adoption of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (ASC 810), as we discuss in Note 2, we evaluated the requirements of Emerging Issues Task Force (EITF) Topic No. 98, Classification and Measurement of Redeemable Securities (Topic D-98) (ASC 480), with respect to the presentation of preferred securities. In previously issued financial statements, SDG&E classified certain preferred securities within the shareholders' equity section of the balance sheet. These preferred securities contain a contingent redemption feature that allows the holder to elect a majority of SDG&E's board of directors if dividends are not paid for eight consecutive quarters. Because such a redemption triggering event is not solely within the control of SDG&E, SDG&E has concluded that these preferred securities should have been presented separate from and outside of shareholders' equity in a manner consistent with temporary equity defined in Topic D-98. Although SDG&E believes that the effects are not material to the previously issued balance sheets, SDG&E has corrected the classification of these amounts as of December 31, 2008 for comparability purposes. This change, which affects preferred securities totaling $79 million at both December 31, 2008 and September 30, 2009, affects only the balance sheet presentation of equity accounts and has no impact on earnings or on cash flows for any period presented.

NOTE 2. NEW ACCOUNTING STANDARDS

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

SEMPRA ENERGY, SDG&E, PE AND SOCALGAS

SFAS 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (SFAS 168): The FASB Accounting Standards Codification (the Codification) became the official source of GAAP on July 1, 2009 and for convenience, we have provided the prior GAAP source references in addition to the Codification reference throughout this Form 10-Q. In addition, the Codification changed the referencing system used to identify new accounting guidance.  As a result, we refer to an accounting update issued after July 1, 2009 as an Accounting Standards Update (ASU). We refer to new pronouncements issued before July 1, 2009 by their original title.

ASU 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05): ASU 2009-05 addresses practical difficulties that arise when calculating the fair value of a liability, or the price at which the liability may be transferred to a market participant. Generally, a quoted price for an identical liability is not available because few liabilities are transferred to another party.

In the absence of a quoted price in an active market for an identical liability, ASU 2009-05 allows the following valuation techniques:

▪

a quoted price of an identical or similar liability traded as an asset

▪

a valuation technique consistent with ASC 820, Fair Value Measurements and Disclosures

ASU 2009-05 applies to us prospectively beginning October 1, 2009. We are in the process of evaluating the effects of this statement on our financial position and results of operations.

SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167): SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46(R)), which provides consolidation guidance related to variable interest entities.

SFAS 167 requires

▪

a qualitative approach for identifying the primary beneficiary of a variable interest entity based on 1) the power to direct activities that most significantly impact the economic performance of the entity, and 2) the obligation to absorb losses or right to receive benefits that could be significant to the entity;

▪

ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; and

▪

separate disclosure by the primary beneficiary on the face of the balance sheet to identify 1) assets that can only be used to settle obligations of the variable interest entity, and 2) liabilities for which creditors do not have recourse to the primary beneficiary.

SFAS 167 applies to us beginning with the first quarter of 2010. We are in the process of evaluating the effects of this statement on our financial position and results of operations.

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

We adopted SFAS 160 on January 1, 2009, and the presentation and disclosure requirements must be applied retrospectively. Accordingly, Sempra Energy’s, SDG&E’s and PE's Condensed Consolidated Financial Statements at December 31, 2008 and for the three and nine months ended September 30, 2008 have been reclassified to conform to the new presentation. The adoption of SFAS 160 had no impact on SoCalGas’ financial statements. The pronouncement also requires disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. We provide the required disclosure in Note 5.

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

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

SEMPRA ENERGY AND SDG&E

Available-for-Sale Securities

During the nine months ended September 30, 2008, Sempra Energy and SDG&E purchased $345 million and $68 million, respectively, of SDG&E's industrial development bonds, net of purchases and sales between Sempra Energy and SDG&E as the cash flow needs of each entity changed. After the remarketing of $237 million of these bonds in the fourth quarter of 2008, the remaining $176 million, $24 million of which were held by SDG&E, were classified as available-for-sale securities and included in Short-Term Investments on the Condensed Consolidated Balance Sheets. In June 2009, SDG&E remarketed the remaining $176 million of these bonds at a fixed rate of 5.875 percent, maturing in 2034. Prior to SDG&E's remarketing of the remaining bonds in 2009, SDG&E purchased $152 million of the bonds from Sempra Energy. We discuss these bonds further in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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

For the three months and nine months ended September 30, 2009, we had $105 million and $384 million, respectively, of pretax equity earnings from RBS Sempra Commodities. For the three months and nine months ended September 30, 2008, pretax equity earnings (losses) from RBS Sempra Commodities were $(4) million and $142 million, respectively. The partnership income that is distributable to us on an annual basis is computed on the partnership's basis of accounting, International Financial Reporting Standards (IFRS) as adopted by the European Union. For the three months and nine months ended September 30, 2009, this distributable income, on an IFRS basis, was $60 million and $276 million, respectively. In the three months ended September 30, 2008, the distributable income, on an IFRS basis, decreased by $29 million. For the nine months ended September 30, 2008, the distributable income was $136 million. In the first quarter of 2009, we received the remaining distribution of 2008 partnership income of $305 million, and through the nine months ended September 30, 2009, we received $102 million to fund estimated tax payments as provided in the partnership agreement.

We have indemnified the partnership for certain litigation and tax liabilities related to the businesses purchased by the partnership. We recorded these obligations at a fair value of $5 million on April 1, 2008, the date we formed the partnership, and they are being amortized over 4 years.

We provide information regarding the Sempra Commodities segment in Note 11.

The following table shows summarized financial information for RBS Sempra Commodities (on a GAAP basis):

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2009	2008	2009	2008
Gross revenues and fee income	$291	$48	$1,167	$586
Gross profit	268	23	1,096	540
Income (loss) from continuing operations	115	(56)	504	198
Partnership net income (loss)	115	(56)	504	198

SEMPRA GENERATION

In September 2009, Sempra Generation contributed $182 million to become an equal partner with BP Wind Energy, a wholly owned subsidiary of BP p.l.c., in the development of the 200-megawatt (MW) Fowler Ridge II Wind Farm (Fowler Ridge) which is under construction near Indianapolis, Indiana. We expect it to be operational in late 2009. The project will use 133 wind turbines, each with the ability to generate 1.5 MW. The project's entire power output has been sold under four long-term contracts, each for 50 MW and 20-year terms. Our investment in Fowler Ridge will be accounted for as an equity method investment.

SEMPRA PIPELINES & STORAGE

In the three months and nine months ended September 30, 2009, Sempra Pipelines & Storage contributed $315 million and $527 million, respectively, to Rockies Express, a joint venture for the development of the Rockies Express Pipeline. Sempra Pipelines & Storage contributed $150 million in the first quarter of 2008. We discuss this investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Pipelines & Storage owns 43 percent of two Argentine natural gas utility holding companies, Sodigas Pampeana and Sodigas Sur. The Argentine economic decline and government responses (including Argentina’s unilateral, retroactive abrogation of utility agreements early in 2002) continue to adversely affect the operations of these Argentine utilities. In 2002, Sempra Pipelines & Storage initiated arbitration proceedings at the International Center for the Settlement of Investment Disputes (ICSID) under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments that has resulted from Argentine governmental actions. In September 2007, the tribunal officially closed the arbitration proceedings and awarded us compensation of $172 million, which includes interest up to the award date. In January 2008, Argentina filed an action at the ICSID seeking to annul the award. The Annulment Committee lifted the stay of enforcement so that we may now attach and sell any non-sovereign assets of the Argentine government. The annulment hearing was held in early September 2009 and we anticipate a decision by year end. We will not recognize the ICSID award until collectibility is assured.

NOTE 5. OTHER FINANCIAL DATA

VARIABLE INTEREST ENTITIES

ASC 810, Consolidation (ASC 810) (FIN 46(R)), requires an enterprise to consolidate a variable interest entity (VIE), as defined in ASC 810, if the company is the primary beneficiary of the VIE’s activities. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess

▪

the purpose and design of the VIE;

▪

the nature of the VIE's risks and the risks we absorb; and

▪

whether the variable interest holders will absorb a majority of the VIE's expected losses or receive a majority of its expected residual returns (or both).

SDG&E has a 10-year agreement to purchase power to be generated at the Otay Mesa Energy Center (OMEC), a 573-MW generating facility. The facility began commercial operations in October 2009.

As defined in ASC 810, the facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary. Accordingly, Sempra Energy and SDG&E have consolidated Otay Mesa VIE. SDG&E has no OMEC LLC voting rights and does not operate OMEC.

Otay Mesa VIE's equity of $141 million at September 30, 2009 and $128 million at December 31, 2008 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interests for SDG&E. We provide additional information about Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

OMEC LLC has a project finance credit facility with third party lenders, secured by its assets, that provides for up to $377 million for the construction of OMEC. SDG&E is not a party to the credit agreement and does not have any additional implicit or explicit financial responsibility to Otay Mesa VIE. The loan matures in April 2019. Borrowings under the facility bear interest at rates varying with market rates. OMEC LLC had $344 million of outstanding borrowings under this facility at September 30, 2009. In addition, OMEC LLC has entered into interest-rate swap agreements to moderate its exposure to interest-rate changes on this facility. We provide additional information concerning the interest-rate swaps in Note 7.

SDG&E has a 25-year agreement to purchase power to be generated by Orange Grove Energy L.P. (Orange Grove), at its 94-MW generating facility located in San Diego County, California. The facility is currently under construction, and we expect it to be available for commercial operation during the second quarter of 2010. As defined in ASC 810, Orange Grove is a VIE of which SDG&E is the primary beneficiary. During the third quarter of 2009, all of the conditions precedent in the purchased-power agreement were satisfied, therefore, effective on September 30, 2009, Sempra Energy and SDG&E have consolidated Orange Grove.

Orange Grove has credit facilities that provide for a total of $100 million for construction of the generating facility. These credit agreements are with a third party lender and are secured by Orange Grove's assets. SDG&E is not a party to the credit agreements and does not have any additional implicit or explicit financial responsibility to Orange Grove. When Orange Grove completes construction of the generating facility, or on June 30, 2010 if construction is not completed by that date, the credit facilities will convert to a term loan that matures in June 2035. Borrowings under the credit facilities bear interest at rates varying with market rates. At September 30, 2009, Orange Grove had $66 million of outstanding borrowings under the credit facilities and $3 million of letters of credit supported by the facilities.

Contracts under which SDG&E acquires power from generation facilities otherwise unrelated to SDG&E could also result in a requirement for SDG&E to consolidate the entity that owns the facility. In accordance with ASC 810, SDG&E continues the process of determining if it has any such situations and, if so, gathering the information that would be needed to perform the consolidation. However, such information has not been made available to us and an evaluation of variable interests has not been completed for these entities that are grandfathered pursuant to ASC 810.

The effects of any required consolidation are not expected to significantly affect the financial position, results of operations or liquidity of SDG&E.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Service cost	$17	$17	$7	$5
Interest cost	42	41	14	13
Expected return on assets	(34)	(40)	(11)	(12)
Amortization of:
Prior service cost	1	1	-	-
Actuarial loss	6	2	1	-
Curtailment	-	-	-	(1)
Regulatory adjustment	(14)	15	1	(5)
Total net periodic benefit cost	$18	$36	$12	$-
	Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$56	$53	$21	$18
Interest cost	127	124	43	40
Expected return on assets	(104)	(120)	(35)	(36)
Amortization of:
Prior service cost (credit)	3	3	(1)	(1)
Actuarial loss	18	6	3	-
Curtailment	-	-	-	(3)
Regulatory adjustment	(53)	(7)	5	(4)
Total net periodic benefit cost	$47	$59	$36	$14

NET PERIODIC BENEFIT COST -- SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Service cost	$5	$6	$2	$1
Interest cost	12	12	3	3
Expected return on assets	(8)	(11)	(1)	(1)
Amortization of:
Prior service cost	-	-	1	1
Actuarial loss	4	-	-	-
Regulatory adjustment	(2)	23	-	(3)
Total net periodic benefit cost	$11	$30	$5	$1
	Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$17	$17	$5	$4
Interest cost	36	36	7	7
Expected return on assets	(24)	(34)	(3)	(3)
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss	12	1	-	-
Regulatory adjustment	(16)	19	1	(5)
Total net periodic benefit cost	$26	$40	$13	$6

NET PERIODIC BENEFIT COST -- SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Service cost	$9	$10	$6	$3
Interest cost	25	24	11	10
Expected return on assets	(24)	(26)	(10)	(10)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss	-	-	1	-
Regulatory adjustment	(10)	(8)	1	(2)
Total net periodic benefit cost	$1	$1	$8	$-
	Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$31	$30	$15	$12
Interest cost	74	73	34	31
Expected return on assets	(70)	(77)	(31)	(32)
Amortization of:
Prior service cost (credit)	2	2	(3)	(3)
Actuarial loss	-	-	3	-
Regulatory adjustment	(35)	(26)	4	1
Total net periodic benefit cost	$2	$2	$22	$9

Future Payments

The following table shows our year-to-date contributions to our pension and other postretirement benefit plans and the amounts we expect to contribute in 2009:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through September 30, 2009:
Pension plans	$42	$23	$1
Other postretirement benefit plans	37	13	23
Total expected contributions in 2009:
Pension plans	$194	$59	$77
Other postretirement benefit plans	48	17	29

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and nine months ended September 30, 2009 and 2008. Basic EPS is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Earnings	$317	$308	$831	$794

Denominator:
Weighted-average common shares
outstanding for basic EPS	243,925	243,793	242,806	249,311
Dilutive effect of stock options, restricted
stock awards and restricted stock units	4,536	4,111	4,069	4,096
Weighted-average common shares
outstanding for diluted EPS	248,461	247,904	246,875	253,407

Earnings per share:
Basic	$1.30	$1.26	$3.42	$3.18
Diluted	$1.27	$1.24	$3.37	$3.13

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits or tax shortfalls, as defined by ASC 718, Compensation – Stock Compensation (ASC 718) (SFAS 123(R)), are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes stock options for which the exercise price for common stock was greater than the average market price during the period. We had 1,505,096 and 1,513,721 of such stock options outstanding during the three months ended September 30, 2009 and 2008, respectively, and 1,507,361 and

1,494,935 of such stock options outstanding during the nine months ended September 30, 2009 and 2008, respectively.

We had 890,781 stock options outstanding during the nine months ended September 30, 2009, that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method. We had no such antidilutive stock options outstanding during the three months ended September 30, 2009, nor the three months and nine months ended September 30, 2008.

The dilution from unvested restricted stock awards and units is also based on the treasury stock method. Assumed proceeds equal to the unearned compensation and windfall tax benefits or tax shortfalls related to the awards, as defined by ASC 718, are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls are the difference between tax deductions we would receive upon the assumed vesting of restricted stock awards and units and the deferred income taxes we recorded related to the compensation expense on the restricted stock awards and units. We had no antidilutive restricted stock awards or units outstanding during the three months and nine months ended September 30, 2009, nor the three months ended September 30, 2008. We had 431,401 restricted stock units and no restricted stock awards outstanding that were antidilutive during the nine months ended September 30, 2008.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $15 million and $22 million for the nine months ended September 30, 2009 and 2008, respectively. Pursuant to our share-based compensation plans, we granted 918,200 non-qualified stock options, 37,200 restricted stock awards and 907,700 restricted stock units during the nine months ended September 30, 2009, primarily in January 2009.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, at the Sempra Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months and nine months ended September 30, 2009 and 2008.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
SDG&E:
AFUDC related to debt	$3	$3	$7	$7
AFUDC related to equity	8	7	21	19
Other capitalized financing costs	2	4	4	8
Total SDG&E	13	14	32	34

SoCalGas:
AFUDC related to debt	1	-	4	2
AFUDC related to equity	2	2	7	6
Other capitalized financing costs	1	-	1	-
Total SoCalGas	4	2	12	8

Sempra Global:
Capitalized financing costs	12	19	57	67
Total Sempra Energy Consolidated	$29	$35	$101	$109

COMPREHENSIVE INCOME

The following tables provide a reconciliation of net income to comprehensive income.

COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2009			2008
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity*	Interests	Equity	Equity*	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)**	$319	$(17)	$302	$310	$(8)	$302
Foreign currency translation
adjustments	(11)	-	(11)	(30)	-	(30)
Financial instruments	(5)	-	(5)	(2)	1	(1)
Available-for-sale securities	8	-	8	-	-	-
Net actuarial gain	2	-	2	1	-	1
Prior service cost	-	-	-	(1)	-	(1)
Comprehensive income	$313	$(17)	$296	$278	$(7)	$271
SDG&E:
Net income (loss)	$110	$(18)	$92	$125	$(7)	$118
Financial instruments	-	-	-	2	1	3
Comprehensive income	$110	$(18)	$92	$127	$(6)	$121
PE:
Net income**	$73	$-	$73	$80	$-	$80
Financial instruments	-	-	-	(6)	-	(6)
Comprehensive income	$73	$-	$73	$74	$-	$74
SoCalGas:
Net income	$74	$-	$74	$77	$-	$77
Financial instruments	-	-	-	(6)	-	(6)
Comprehensive income	$74	$-	$74	$71	$-	$71
* Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.
**Before preferred dividends of subsidiaries.

COMPREHENSIVE INCOME (Continued)
(Dollars in millions)
	Nine months ended September 30,
	2009			2008
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity*	Interests	Equity	Equity*	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)**	$838	$(22)	$816	$801	$7	$808
Foreign currency translation
adjustments	69	-	69	(45)	-	(45)
Financial instruments	18	(3)	15	5	(16)	(11)
Available-for-sale securities	21	-	21	(12)	-	(12)
Net actuarial gain	4	-	4	5	-	5
Prior service cost	-	-	-	(1)	-	(1)
Comprehensive income	$950	$(25)	$925	$753	$(9)	$744
SDG&E:
Net income	$281	$9	$290	$262	$8	$270
Financial instruments	2	(3)	(1)	1	(16)	(15)
Net actuarial gain	1	-	1	1	-	1
Comprehensive income	$284	$6	$290	$264	$(8)	$256
PE:
Net income**	$195	$-	$195	$196	$-	$196
Financial instruments	2	-	2	(6)	-	(6)
Comprehensive income	$197	$-	$197	$190	$-	$190
SoCalGas:
Net income	$199	$-	$199	$191	$-	$191
Financial instruments	2	-	2	(6)	-	(6)
Comprehensive income	$201	$-	$201	$185	$-	$185
* Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.
**Before preferred dividends of subsidiaries.

The amounts for comprehensive income in the tables above are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2009			2008
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity*	Interests	Equity	Equity*	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$(2)	$-	$(2)	$(3)	$-	$(3)
Available-for-sale securities	6	-	6	-	-	-
Net actuarial gain	-	-	-	1	-	1
SDG&E:
Financial instruments	$-	$-	$-	$1	$-	$1
PE:
Financial instruments	$-	$-	$-	$(4)	$-	$(4)
SoCalGas:
Financial instruments	$-	$-	$-	$(4)	$-	$(4)
	Nine months ended September 30,
	2009			2008
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity*	Interests	Equity	Equity*	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$12	$-	$12	$2	$-	$2
Available-for-sale securities	10	-	10	(10)	-	(10)
Net actuarial gain	2	-	2	3	-	3
SDG&E:
Financial instruments	$1	$-	$1	$1	$-	$1
PE:
Financial instruments	$1	$-	$1	$(4)	$-	$(4)
SoCalGas:
Financial instruments	$1	$-	$1	$(4)	$-	$(4)
* Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Sempra Energy, SDG&E and PE account for noncontrolling interests in their Condensed Consolidated Financial Statements under ASC 810 (SFAS 160), as discussed in Note 2. The following two tables provide a reconciliation of Sempra Energy and SDG&E shareholders’ equity and noncontrolling interests for the nine months ended September 30, 2009 and 2008. There were no changes in the equity of PE's noncontrolling interests in the three- or nine-month periods of 2009 or 2008.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2008	$7,969	$340	$8,309
Comprehensive income	950	(25)	925
Purchase of noncontrolling interest in subsidiary	(10)	(84)	(94)
Share-based compensation expense	28	-	28
Common stock dividends declared	(287)	-	(287)
Preferred dividends of subsidiaries	(7)	-	(7)
Issuance of common stock	81	-	81
Tax benefit related to share-based compensation	10	-	10
Common stock released from ESOP	11	-	11
Equity contributed by noncontrolling interests	-	7	7
Balance at September 30, 2009	$8,745	$238	$8,983
Balance at December 31, 2007	$8,339	$248	$8,587
Comprehensive income	753	(9)	744
Share-based compensation expense	39	-	39
Common stock dividends declared	(256)	-	(256)
Preferred dividends of subsidiaries	(7)		(7)
Issuance of common stock	17	-	17
Tax benefit related to share-based compensation	3	-	3
Repurchase of common stock	(1,002)	-	(1,002)
Common stock released from ESOP	12	-	12
Equity contributed by noncontrolling interests	-	65	65
Balance at September 30, 2008	$7,898	$304	$8,202

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	SDG&E	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2008	$2,542	$128	$2,670
Comprehensive income	284	6	290
Common stock dividends declared	(150)	-	(150)
Preferred stock dividends declared	(4)	-	(4)
Equity contributed by noncontrolling interest	-	7	7
Balance at September 30, 2009	$2,672	$141	$2,813
Balance at December 31, 2007	$2,200	$135	$2,335
Comprehensive income	264	(8)	256
Preferred stock dividends declared	(4)	-	(4)
Equity contributed by noncontrolling interest	-	61	61
Balance at September 30, 2008	$2,460	$188	$2,648

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra Pipelines & Storage has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of Sempra Pipelines & Storage’s Argentine investments, which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. The balance outstanding was $27 million at September 30, 2009. The loan is due in June 2010 and bears interest at a variable rate of 7.59 percent as of September 30, 2009. The loan is fully reserved at September 30, 2009.

Loans from Unconsolidated Affiliates

Sempra Pipelines & Storage has a note payable, bearing interest at 6.73 percent, due to Chilquinta Energía Finance Co. LLC, an unconsolidated affiliate. The balance outstanding was $100 million at September 30, 2009. The note is secured by Sempra Pipelines & Storage’s investments in Chilquinta Energía S.A. and Luz del Sur S.A.A., which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other, and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E, PE AND SOCALGAS
(Dollars in millions)
	September 30,	December 31,
	2009	2008
SDG&E
Current:
Due from Sempra Energy	$-	$20
Due from SoCalGas	5	8
Due from various affiliates	-	1
	$5	$29

Due to various affiliates	$-	$1
Due to Sempra Energy	9	-
	$9	$1

Income taxes due to (from) Sempra Energy*	$(31)	$7

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.14% at September 30, 2009)	$3	$4

Pacific Enterprises
Current:
Due from various affiliates	$5	$5

Due to affiliate	$84	$83
Due to Sempra Energy	11	15
Due to SDG&E	5	8
	$100	$106

Income taxes due to (from) Sempra Energy*	$39	$(66)

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.14% at September 30, 2009)	$514	$457

SoCalGas
Current:
Due to Sempra Energy	$8	$15
Due to SDG&E	5	8
	$13	$23

Income taxes due to Sempra Energy*	$37	$1
*

SDG&E, PE and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies' having always filed a separate return.

Revenues from unconsolidated affiliates at the Sempra Utilities are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT THE SEMPRA UTILITIES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
SDG&E	$2	$4	$6	$10
SoCalGas	9	9	24	25

Transactions with RBS Sempra Commodities

Several of our business units engage in transactions with RBS Sempra Commodities. Amounts in our Condensed Consolidated Financial Statements related to these transactions are as follows:

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
SDG&E	$2	$-	$2	$-
SoCalGas	3	4	6	8
Sempra Commodities	7	2	11	6
Sempra Generation	(15)	52	(6)	23
Sempra LNG	16	26	21	24
Total revenues	$13	$84	$34	$61

Cost of natural gas:
SoCalGas	$1	$5	$6	$15
Sempra Pipelines & Storage	5	12	15	26
Total cost of natural gas	$6	$17	$21	$41

			September 30,	December 31,
			2009	2008
Fixed price contracts and other derivatives - Net Asset (Liability):
Sempra Generation			$16	$35
Sempra LNG			(50)	(44)
Total			$(34)	$(9)

Due to unconsolidated affiliates:
Sempra Commodities			$-	$29
Sempra Generation			7	6
Sempra LNG			7	-
Sempra Pipelines & Storage			2	3
Total			$16	$38

Due from unconsolidated affiliates:
Sempra Commodities			$1	$1
Sempra Generation			8	-
Sempra LNG			8	1
Parent and other			2	2
Total			$19	$4

Revenue from Unconsolidated Affiliates

For the nine months ended September 30, 2008, Sempra Commodities recorded $55 million of revenue from unconsolidated affiliates.

WRITE-OFF OF LONG-LIVED ASSETS

In the second quarter of 2009, we recorded a $132 million pretax write-off related to certain assets at one of Sempra Pipelines & Storage’s Liberty Gas Storage natural gas storage projects. This amount is recorded as Write-off of Long-Lived Assets on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009. Sempra Pipelines & Storage owns 75 percent of the partnership that is developing the project. Our partner's 25-percent share of the pretax charge is $33 million, which is included in (Earnings) Losses Attributable to Noncontrolling Interests on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009. The impact to our net income and to our earnings is $97 million and $64 million, respectively, for the nine months ended September 30, 2009. In September 2009, the members of the partnership unanimously voted to proceed with the abandonment of the assets that were written off.

OTHER INCOME (EXPENSE), NET

Other Income (Expense), Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008*	2009	2008*
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$10	$9	$28	$25
Regulatory interest, net	4	(2)	4	(8)
Investment gains (losses)**	20	(13)	40	(9)
Gain (loss) on interest-rate swaps (Otay Mesa VIE)	(12)	(8)	18	7
Sundry, net***	2	(7)	7	15
Total	$24	$(21)	$97	$30
SDG&E:
Allowance for equity funds used during construction	$8	$7	$21	$19
Regulatory interest, net	5	-	5	(4)
Gain (loss) on interest-rate swaps (Otay Mesa VIE)	(12)	(8)	18	7
Sundry, net	-	4	1	4
Total	$1	$3	$45	$26
SoCalGas and PE:
Allowance for equity funds used during construction	$2	$2	$7	$6
Regulatory interest, net	(1)	(2)	(1)	(4)
Sundry, net	(2)	(1)	(2)	(1)
Total at SoCalGas	(1)	(1)	4	1
Additional at PE:
Sundry, net	(3)	2	(3)	1
Total at PE	$(4)	$1	$1	$2
*	Amounts for Sempra Energy Consolidated, SDG&E, and PE have been adjusted for the retrospective adoption of ASC 810 (SFAS 160).
**

Represents investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

***	The nine months ended September 30, 2008 includes a $16 million cash payment received for the early termination of a capacity agreement for the Cameron LNG receipt terminal.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,
	2009		2008
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate*
Sempra Energy Consolidated	$128	31%	$94	25%
SDG&E	53	37	54	31
PE	41	36	42	34
SoCalGas	42	36	41	35

	Nine months ended September 30,
	2009		2008
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate*
Sempra Energy Consolidated	$327	30%	$423	36%
SDG&E	141	33	121	31
PE	117	38	119	38
SoCalGas	115	37	117	38
*		Amounts for Sempra Energy Consolidated, SDG&E and PE have been adjusted for the retrospective adoption of ASC 810 (SFAS 160).

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

The increase in the effective income tax rate for the three months ended September 30, 2009 was due primarily to lower pretax income in countries with lower statutory rates, and higher estimated investment tax credits in 2008 for Sempra Generation's solar-energy facility in Nevada.

The decrease in the effective income tax rate for the first nine months of 2009 was due to:

▪

higher pretax income in countries with lower statutory rates;

▪

lower income tax expense related to Mexican currency translation and inflation adjustments; and

▪

higher favorable impact of the resolution of prior years' income tax issues.

SDG&E

The increase in the effective income tax rate for the three months ended September 30, 2009 was due to:

▪

lower favorable impact from the resolution of prior years' income tax issues; offset by

▪

higher deductions allowed for depreciation not treated as deferred tax liabilities for ratemaking purposes;

▪

higher deductions for self-developed software; and

▪

higher deductions for asset removal costs.

The increase in the effective income tax rate for the nine months ended September 30, 2009 was due to:

▪

lower favorable impact from the resolution of prior years' income tax issues; and

▪

lower deductions allowed for depreciation not treated as deferred tax liabilities for ratemaking purposes; offset by

▪

higher deductions for self-developed software costs; and

▪

higher deductions for asset removal costs.

PE and SoCalGas

The increases in the effective income tax rates for both PE and SoCalGas for the three months ended September 30, 2009 were due to:

▪

lower favorable impact from the resolution of prior years' income tax issues; offset by

▪

higher deductions for self-developed software costs; and

▪

higher Medicare subsidy, as discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

The effective income tax rates for PE and SoCalGas for the first nine months of 2009 were impacted by:

▪

higher deductions for self-developed software costs; and

▪

higher Medicare subsidy.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At September 30, 2009, Sempra Energy had $4.3 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which are detailed below. Available unused credit on these lines at September 30, 2009 was $3.1 billion. We discuss the terms of our credit agreements in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Sempra Global

Sempra Global has a $2.5 billion, three-year syndicated revolving credit agreement expiring in 2011. At September 30, 2009, Sempra Global had letters of credit of $4 million outstanding and no outstanding borrowings under the facility. The facility provides support for $926 million of commercial paper outstanding at September 30, 2009. At September 30, 2009, $200 million of the commercial paper outstanding has been classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt.

Sempra Generation

Sempra Generation has a $1 billion, three-year syndicated revolving credit agreement expiring in 2011. At September 30, 2009, Sempra Generation had no outstanding borrowings under the facility.

Sempra Utilities

SDG&E and SoCalGas have a combined $800 million, three-year syndicated revolving credit agreement expiring in 2011. The agreement permits each utility to individually borrow up to $600 million, subject to a combined limit of $800 million. At September 30, 2009, SDG&E and SoCalGas had no outstanding borrowings under this facility. SDG&E had $25 million of outstanding letters of credit and $237 million of variable-rate demand notes outstanding supported by this facility at September 30, 2009.

RBS Sempra Commodities

RBS is obligated to provide RBS Sempra Commodities with all growth capital, working-capital requirements and credit support. However, as a transitional measure, we continue to provide back-up guarantees for a portion of RBS Sempra Commodities’ trading obligations and for a credit facility with third party lenders pending novation (legal transfer) of the remaining trading obligations to RBS. Some of these back-up guarantees may continue for a prolonged period of time. RBS, which is controlled by the government of the United Kingdom, has fully indemnified us for any claims or losses in connection with these arrangements.

RBS Sempra Commodities’ net trading liabilities supported by Sempra Energy’s guarantees at September 30, 2009 were $722 million, consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

Sempra Energy also has guaranteed $344 million of $1.72 billion of RBS Sempra Commodities' commitments under a credit facility expiring September 29, 2010. Extensions of credit under the committed facility, which total $1.1 billion at September 30, 2009, are limited to and secured by a borrowing base consisting of receivables, inventories and other joint venture assets that are valued at varying percentages of current market value. At September 30, 2009, the gross market value of the borrowing base assets was $2.3 billion. The facility will be reduced and end as the borrowing base assets are transferred to RBS as established by the joint venture agreement.

OTHER GUARANTEES

Sempra Energy, Conoco Phillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25 percent, 24 percent and 51 percent ownership interests, respectively, in Rockies Express. Rockies Express is near completion of a natural gas pipeline to link natural gas producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. Rockies Express has a $2 billion, five-year credit facility expiring in 2011 that provides for revolving extensions of credit that are guaranteed by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages.

Borrowings under the facility bear interest at rates varying with market rates plus a margin that varies with the credit ratings of the lowest-rated guarantor. The facility requires each guarantor to comply with various financial and other covenants comparable to those contained in its senior unsecured credit facilities. In the case of Sempra Energy, the primary requirement is that we maintain a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65 percent at the end of each quarter. Rockies Express had $1.9 billion of outstanding borrowings under this facility at September 30, 2009. The fair value to us of these guarantees is negligible.

WEIGHTED AVERAGE INTEREST RATE

At September 30, 2009, the weighted average interest rate on the total short-term debt outstanding at Sempra Energy, including commercial paper borrowings classified as long-term, was 0.68 percent.

LONG-TERM DEBT

In May 2009, Sempra Energy publicly offered and sold $750 million of 6.5-percent notes, maturing in 2016. Also in May 2009, SDG&E publicly offered and sold $300 million of 6.0-percent first mortgage bonds, maturing in 2039.

In July 2009, to secure an approved exemption from sales and use tax, Sempra Pipelines & Storage incurred $47 million out of a maximum available $265 million of long-term debt related to the construction and equipping of its Mississippi Hub Gas Storage facility.  The debt is payable to the Mississippi Business Finance Corporation (MBFC), and we recorded bonds receivable from the MBFC for the same amount. Both the financing obligation and the bonds receivable have interest rates of 4.5 percent and are due on July 1, 2024.

In October 2009, Sempra Energy publicly offered and sold $750 million of 6.0-percent notes, maturing in 2039.

INTEREST-RATE SWAPS

We discuss our fair value interest-rate swaps and interest-rate swaps to hedge cash flows in Note 7.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, we adopted SFAS 161 (ASC 815) as discussed in Note 2. The adoption of SFAS 161 had no impact on our consolidated financial statements, but requires additional disclosures, which we provide below. Comparative disclosures for periods prior to the date of adoption are not required and we have not provided them.

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

▪

The Sempra Utilities use natural gas energy derivatives, on their customers' behalf, with the objective of managing price risk and lowering natural gas costs. These derivatives include fixed price natural gas positions, options, and basis risk instruments and are governed by risk management and transacting activity plans that have been filed with and approved by the California Public Utilities Commission (CPUC). Natural gas derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

▪

SDG&E is allocated and may purchase congestion revenue rights (CRRs), which serve to reduce the regional electric price volatility risk which may result from local transmission capacity constraints. Unrealized gains and losses do not impact earnings, as they are offset by regulatory account balances. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. We provide further discussion in Note 8.

▪

Sempra Generation uses natural gas and electricity instruments to market and optimize the earnings of their power generation fleet. Gains and losses associated with these derivatives are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪

Sempra LNG and Sempra Pipelines & Storage use natural gas derivatives to market and optimize the earnings of the liquefied natural gas (LNG) business and Sempra Pipelines & Storage's natural gas storage and transportation assets. Sempra Pipelines & Storage also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. Sempra LNG derivatives are undesignated and their impact on earnings is recorded in Sempra Global and Parent Revenues on the Condensed Consolidated Statements of Operations.  Sempra Pipelines & Storage derivatives are either designated as cash flow hedges or are undesignated. The impacts on earnings are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

From time to time, our various businesses, including the Sempra Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel. These derivatives are typically accounted for as cash flow hedges.

We summarize net commodity derivative volumes as of September 30, 2009 as follows:

Business Unit and Commodity	Volume
Sempra Utilities:
SDG&E:
Natural gas	29 million MMBtu	*
Congestion revenue rights	17 million MWh	**
SoCalGas - natural gas	2 million MMBtu

Sempra Global:
Sempra LNG - natural gas	9 million MMBtu
Sempra Pipelines & Storage - natural gas	1 million MMBtu
Sempra Generation - electric power	1 million MWh
*	Million British thermal units (of natural gas)
**	Megawatt hours

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

The net notional amount of our interest-rate derivatives as of September 30, 2009 was:

	September 30, 2009
(Dollars in millions)	Notional Debt	Maturities
Sempra Energy Consolidated*	$215-355	2009-2019
SDG&E*	285-375	2019
SoCalGas	150	2011
* Includes Otay Mesa VIE. All of SDG&E's interest-rate derivatives relate to Otay Mesa VIE.

FINANCIAL STATEMENT PRESENTATION

The following table provides the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of September 30, 2009:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2009
				Deferred
				credits
	Current		Current	and other
	assets:		liabilities:	liabilities:
	Fixed-price	Investments	Fixed-price	Fixed-price
	contracts	and other	contracts	contracts
Derivatives designated as hedging instruments	and other	assets:	and other	and other
under ASC 815 (SFAS 133)	derivatives*	Sundry	derivatives**	derivatives
Sempra Energy Consolidated:
Interest-rate instruments	$23	$2	$-	$-
Commodity contracts not subject to rate recovery	3	-	(8)	(4)
Associated offsetting commodity contracts	(2)	-	2	-
Total	$24	$2	$(6)	$(4)
SoCalGas:
Interest-rate instruments	$5	$2	$-	$-

Derivatives not designated as hedging instruments
under ASC 815 (SFAS 133)
Sempra Energy Consolidated:
Interest-rate instruments***	$8	$25	$(23)	$(58)
Commodity contracts not subject to rate recovery	85	38	(74)	(50)
Associated offsetting commodity contracts	(42)	(11)	42	11
Commodity contracts subject to rate recovery	24	17	(19)	(1)
Associated offsetting commodity contracts	(15)	(1)	15	1
Total	$60	$68	$(59)	$(97)
SDG&E:
Interest-rate instruments***	$-	$-	$(16)	$(40)
Commodity contracts subject to rate recovery	18	17	(15)	(1)
Associated offsetting commodity contracts	(12)	(1)	12	1
Total	$6	$16	$(19)	$(40)
SoCalGas:
Commodity contracts subject to rate recovery	$6	$-	$(4)	$-
Associated offsetting commodity contracts	(3)	-	3	-
Total	$3	$-	$(1)	$-
*	Included in Current assets: Other for SoCalGas.
**	Included in Current liabilities: Other for SoCalGas.
***	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges under ASC 815 (SFAS 133) on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30, 2009		Nine months ended September 30, 2009
	Gain (loss) on derivative		Gain (loss) on derivative
	recognized in earnings		recognized in earnings
	Location	Amount	Location	Amount
Sempra Energy Consolidated:
Interest-rate instruments*	Interest Expense	$5	Interest Expense	$5
Interest-rate instruments	Other Income (Expense), Net	(5)	Other Income (Expense), Net	(12)
Total		$-		$(7)
SoCalGas:
Interest-rate instrument*	Interest Expense	$(5)	Interest Expense	$(5)
Interest-rate instrument	Other Income (Expense), Net	(1)	Other Income (Expense), Net	(3)
Total		$(6)		$(8)
*

There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest-rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30, 2009
	Amount of pretax
	gain (loss)
	on derivative	Gain (loss) reclassified from AOCI
	recognized in OCI	into earnings (effective portion)
	(effective portion)	Location	Amount
Sempra Energy Consolidated:
Interest-rate instruments	$(8)	Interest Expense	$4
Commodity contracts not subject		Revenues: Sempra Global
to rate recovery	-	and Parent	2
Commodity contracts not subject		Cost of Natural Gas, Electric
to rate recovery	(3)	Fuel and Purchased Power	(1)
Total	$(11)		$5
SDG&E:
Interest-rate instruments	$-	Interest Expense	$6
SoCalGas:
Interest-rate instrument	$-	Interest Expense	$(1)

	Nine months ended September 30, 2009
	Amount of pretax
	gain (loss)
	on derivative	Gain (loss) reclassified from AOCI
	recognized in OCI	into earnings (effective portion)
	(effective portion)	Location	Amount
Sempra Energy Consolidated:
Interest-rate instruments	$13	Interest Expense	$-
Commodity contracts not subject		Revenues: Sempra Global
to rate recovery	11	and Parent	18
Commodity contracts not subject		Cost of Natural Gas, Electric
to rate recovery	(5)	Fuel and Purchased Power	(9)
Commodity contracts not subject		Equity Earnings (Losses): RBS
to rate recovery	-	Sempra Commodities LLP	(9)
Total	$19		$-
SDG&E:
Interest-rate instruments	$-	Interest Expense	$4
SoCalGas:
Interest-rate instrument	$-	Interest Expense	$(3)

Sempra Energy expects that losses of $4 million, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified to earnings depend on the commodity prices and interest rates in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows, excluding interest payments on variable-rate debt, is 33 months at September 30, 2009.

SDG&E and SoCalGas expect that gains of $1 million and losses of $3 million, respectively, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The effects of derivative instruments not designated as hedging instruments under ASC 815 (SFAS 133) on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Gain (loss) on derivative recognized in earnings
	Location	Three months ended September 30, 2009	Nine months ended September 30, 2009
Sempra Energy Consolidated:
Interest-rate instruments*	Other Income (Expense), Net	$(10)	$19
Commodity contracts not subject
to rate recovery	Revenues: Sempra Global and Parent	60	35
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power	(49)	(30)
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(18)	(24)
Commodity contracts subject
to rate recovery	Cost of Natural Gas	-	(3)
Total		$(17)	$(3)
SDG&E:
Interest-rate instruments*	Other Income, Net	$(11)	$19
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(18)	(24)
Total		$(29)	$(5)
SoCalGas:
Commodity contracts subject
to rate recovery	Cost of Natural Gas	$-	$(3)
*		Related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.

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

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at September 30, 2009 is $11 million, including $7 million at SDGE. As of September 30, 2009, if both the credit ratings of Sempra Energy and SDG&E were reduced below investment grade, $11 million of additional assets ($4 million by Sempra Energy and $7 million by SDG&E) could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E, PE and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contract. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at September 30, 2009 and December 31, 2008:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Sempra Energy Consolidated:
Investments in affordable housing partnerships (1)	$37	$57	$43	$63
Total long-term debt (2)	7,478	8,173	6,962	7,013
Due to unconsolidated affiliates	102	106	102	101
Preferred stock of subsidiaries	179	152	179	149
SDG&E:
Total long-term debt (3)	$2,601	$2,780	$2,146	$2,073
Contingently redeemable preferred stock	79	73	79	71
PE and SoCalGas:
Total long-term debt (4)	$1,372	$1,463	$1,372	$1,333

PE:
Preferred stock	$80	$61	$80	$59
Preferred stock of subsidiary	20	18	20	19
	$100	$79	$100	$78
SoCalGas:
Preferred stock	$22	$19	$22	$20
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)	Before reductions for unamortized discount of $11 million at September 30, 2009 and $8 million at December 31, 2008.
(3)	Before reductions for unamortized discount of $4 million at September 30, 2009 and $2 million at December 31, 2008.
(4)	Before reductions for unamortized discount of $2 million at September 30, 2009 and $2 million at December 31, 2008.

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

Nuclear Decommissioning Trusts

We discuss our investments in nuclear decommissioning trust funds in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2009:
Debt securities
U.S. government*	$141	$17	$(1)	$157
Municipal bonds**	67	3	(2)	68
Total debt securities	208	20	(3)	225
Equity securities	236	171	(6)	401
Cash and other securities***	35	3	-	38
Total available-for-sale securities	$479	$194	$(9)	$664

As of December 31, 2008:
Debt securities
U.S. government	$127	$28	$-	$155
Municipal bonds	69	1	(9)	61
Total debt securities	196	29	(9)	216
Equity securities	251	105	(36)	320
Cash and other securities	40	3	(2)	41
Total available-for-sale securities	$487	$137	$(47)	$577
*	Maturity dates are 2012-2039
**	Maturity dates are 2010-2057
***	Maturity dates are 2009-2049

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Proceeds from sales	$62	$173	$150	$342
Gross realized gains	-	4	4	11
Gross realized losses	(6)	(11)	(30)	(22)

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on the Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.

The fair value of securities in an unrealized loss position as of September 30, 2009 was $84 million. The unrealized losses of $9 million were primarily caused by a negative market environment. We do not consider these investments to be other than temporarily impaired as of September 30, 2009.

Derivative Positions Net of Cash Collateral

In accordance with ASC 815, Derivatives and Hedging (ASC 815) (FSP FIN 39-1), each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of offset exists.

The following table provides the amount of fair value of cash collateral that was not offset in the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(Dollars in millions)	2009	2008
Sempra Energy Consolidated	$49	$28
SDG&E	43	21
SoCalGas	5	7

Fair Value Hierarchy

We discuss the valuation techniques we use to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in ASC 820, Fair Value Measurements and Disclosures (ASC 820) (SFAS 157), and our netting policy for derivative positions in Notes 1, 2 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008. As required by ASC 820, we classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

The determination of fair values incorporates various factors required under ASC 820, including but not limited to, the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).

The fair value of commodity derivative assets and liabilities is determined in accordance with our netting policy as discussed above.

RECURRING FAIR VALUE MEASURES -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of September 30, 2009
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Nuclear decommissioning trusts*	$510	$147	$-	$-	$657
Investments	1	-	-	-	1
Commodity derivatives	54	72	32	(35)	123
Other derivatives	-	59	-	-	59
Total	$565	$278	$32	$(35)	$840

Liabilities:
Commodity derivatives	$13	$85	$-	$(13)	$85
Other derivatives	-	81	-	-	81
Total	$13	$166	$-	$(13)	$166

	At fair value as of December 31, 2008
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Nuclear decommissioning trusts*	$421	$148	$-	$-	$569
Investments	1	176	-	-	177
Commodity derivatives	55	76	27	(38)	120
Other derivatives	-	76	-	-	76
Total	$477	$476	$27	$(38)	$942

Liabilities:
Commodity derivatives	$63	$110	$-	$(63)	$110
Other derivatives	-	130	-	-	130
Total	$63	$240	$-	$(63)	$240
* Excludes cash balances.

RECURRING FAIR VALUE MEASURES -- SDG&E
(Dollars in millions)
	At fair value as of September 30, 2009
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Nuclear decommissioning trusts*	$510	$147	$-	$-	$657
Commodity derivatives	43	2	32	-	77
Total	$553	$149	$32	$-	$734

Liabilities:
Commodity derivatives	$13	$3	$-	$(13)	$3
Other derivatives	-	56	-	-	56
Total	$13	$59	$-	$(13)	$59

	At fair value as of December 31, 2008
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Nuclear decommissioning trusts*	$421	$148	$-	$-	$569
Commodity derivatives	21	-	27	-	48
Short-term investments	-	24	-	-	24
Total	$442	$172	$27	$-	$641

Liabilities:
Commodity derivatives	$52	$24	$-	$(52)	$24
Other derivatives	-	88	-	-	88
Total	$52	$112	$-	$(52)	$112
* Excludes cash balances.

RECURRING FAIR VALUE MEASURES -- SOCALGAS
(Dollars in millions)
	At fair value as of September 30, 2009
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Commodity derivatives	$7	$2	$-	$-	$9
Other derivatives	-	7	-	-	7
Total	$7	$9	$-	$-	$16
Liabilities:
Commodity derivatives	$-	$1	$-	$-	$1

	At fair value as of December 31, 2008
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Commodity derivatives	$8	$3	$-	$-	$11
Other derivatives	-	10	-	-	10
Total	$8	$13	$-	$-	$21

Liabilities:
Commodity derivatives	$11	$-	$-	$(11)	$-

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of net trading and other derivatives classified as Level 3 in the fair value hierarchy:

	Sempra Energy Consolidated		SDG&E
	Three months ended September 30,		Three months ended September 30,
(Dollars in millions)	2009	2008	2009	2008
Balance as of July 1	$25	$5	$25	$5
Realized and unrealized losses	(8)	-	(8)	-
Purchases and issuances	15	-	15	-
Settlements	-	(2)	-	(2)
Balance as of September 30	$32	$3	$32	$3
Change in unrealized gains relating to
instruments still held at September 30	$-	$-	$-	$-

	Sempra Energy Consolidated		SDG&E
	Nine months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2009	2008	2009	2008
Balance as of January 1	$27	$401	$27	$7
Realized and unrealized losses	(7)	(82)	(7)	-
Purchases and issuances	15	22	15	-
Settlements	(3)	(2)	(3)	(4)
Sale of the commodities-marketing businesses	-	(336)	-	-
Balance as of September 30	$32	$3	$32	$3
Change in unrealized gains relating to
instruments still held at September 30	$-	$-	$-	$-

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

Gains and losses (realized and unrealized) for SDG&E's Level 3 recurring items are primarily related to congestion revenue rights and were included in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2009 and 2008.

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

After the issuance of the CPUC final decision, applications for rehearing before the CPUC were filed by the Utility Consumers Action Network (UCAN) and the Center for Biological Diversity/Sierra Club (CBD). The CPUC issued a final decision in July 2009 denying the requests for rehearing. UCAN and CBD jointly filed a petition with the California Supreme Court in August 2009 challenging the CPUC's decision with regard to implementation of the California Environmental Quality Act (CEQA). UCAN also filed a petition with the California Court of Appeal challenging the decision on other legal grounds. The CPUC, the California Independent System Operator (ISO) and SDG&E filed separate motions with the California Supreme Court requesting transfer of the UCAN petition to the California Supreme Court. Responses to both petitions will be filed once the California Supreme Court has ruled on the transfer requests.

Three appeals of the BLM decision approving the segment of the route in its jurisdiction were filed by individuals, a community organization, and the Viejas Indian tribe in March 2009. A request to stay the BLM's decision was also filed. The Interior Board of Land Appeals (IBLA) has dismissed the appeal filed by the individuals and issued a ruling in July 2009 denying the request for stay. In addition, the Viejas Indian tribe withdrew its appeal in July 2009. The IBLA is still reviewing the one remaining appeal.

The Sunrise Powerlink also requires approval from the United States Forest Service (USFS). SDG&E expects the USFS to issue a decision approving the segment of the route in its jurisdiction in the first quarter of 2010. The USFS decision is also subject to administrative and judicial review.

SDG&E commenced procurement activities in the first quarter of 2009, but before construction can begin, additional agency permits must be obtained. The total amount invested by SDG&E in the Sunrise Powerlink project as of September 30, 2009 was $184 million, which is included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E. SDG&E expects the Sunrise Powerlink to be in commercial operation in 2012.

Renewable Energy

Certain California electric retail sellers, including SDG&E, are required to deliver 20 percent of their retail demand from renewable energy sources beginning in 2010. The rules governing this requirement, administered by both the CPUC and the California Energy Commission (CEC), are generally known as the Renewables Portfolio Standard (RPS) Program. In September 2009, the Governor of California issued an Executive Order which requires California utilities by 2020 to procure 33 percent of their electric energy requirements from renewable energy sources. This Executive Order designates the California Air Resources Board (CARB) as the agency responsible for establishing the compliance rules and regulations.

In 2008, the CPUC issued a decision defining flexible compliance mechanisms that can be used to defer compliance with or meet the RPS Program mandates in 2010 and beyond. The decision established that a finding by the CPUC of insufficient transmission is a permissible reason to defer compliance with the RPS Program mandates. This decision also confirmed that any renewable energy procured in excess of the established targets, currently and in the future, could be applied to any shortfalls in the years 2010 and beyond.

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

As previously noted, SDG&E expects the Sunrise Powerlink transmission line to be in operation in 2012. This would be too late to provide transmission capability to meet the RPS Program requirements for 2010 and 2011. However, SDG&E believes it will be able to comply with the RPS Program requirements based on its contracting activity and application of the flexible compliance mechanisms. SDG&E's failure to comply with the RPS Program requirements in 2010, or in any subsequent years, could subject it to CPUC-imposed penalties of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year.

Miramar II Peaking Plant

Miramar II is a 48.6-MW natural gas-fired peaking plant in San Diego, located next to an existing SDG&E peaking plant. Built by SDG&E at a cost of $54 million, Miramar II began commercial operation in August 2009.

Solar Photovoltaic Program

In July 2008, SDG&E filed an application with the CPUC proposing to invest up to $250 million to install solar photovoltaic panels in the San Diego area. These panels could generate approximately 50 MW of direct current power (approximately equivalent to 35 MW of power to the electric grid). In March 2009, SDG&E, UCAN and other interested parties submitted a settlement agreement which, if approved by the CPUC, would, among other provisions, reduce SDG&E's investment in the program to the lesser of $125 million or 26 MW (direct current). A CPUC decision is expected in the first quarter of 2010. If approved, we expect the installation of SDG&E's portion of the panels to be constructed in phases from 2010 through 2013.

GENERAL RATE CASE (GRC)

The CPUC uses a general rate case proceeding to determine the Sempra Utilities' reasonable level of costs, prospectively, and to set rates sufficient to allow the Sempra Utilities the opportunity to recover their costs and realize an acceptable rate of return on their investment.

In November 2009, SDG&E and SoCalGas, jointly with the Division of Ratepayer Advocates (DRA), a division of the CPUC representing the interests of customers, filed petitions with the CPUC to delay the filing of SDG&E's and SoCalGas' next GRC applications by one year. If approved by the CPUC, both SDG&E and SoCalGas would file their next GRC application in late 2011 for test year 2013. The petitions propose methodology to determine the 2012 revenue requirements for each company which would result in SDG&E and SoCalGas receiving an increase of no less than approximately $45 million and $55 million, respectively, in authorized margin, or three percent, above the 2011 authorized margin. The parties also agreed, among other things, to allow the Sempra Utilities to recover the increase, as deemed reasonable, in their annual excess liability insurance premiums in 2012, primarily due to the coverage for wildfire claims.

UTILITY INCENTIVE MECHANISMS

The CPUC applies performance-based measures and incentive mechanisms to all California utilities. Under these, the Sempra Utilities have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals. Generally, for performance-based awards, if performance is above or below specific benchmarks, the utility is eligible for financial awards or subject to financial penalties. There are four general areas that operate under an incentive structure:

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

Below are updates to these incentive mechanisms for activity during the first three quarters of 2009. We provide additional information regarding these incentive mechanisms in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Energy Efficiency

In December 2008, the CPUC approved energy efficiency awards of $10.8 million for SDG&E and $5.2 million for SoCalGas for 2006 and 2007 energy efficiency results, which were net of a holdback of 65 percent. In May 2009, SDG&E and SoCalGas filed a partial party settlement agreement regarding the appropriate method to determine incentive awards for the 2006 – 2008 program period. If approved, this settlement would result in 1) awards of $10.7 million for SDG&E and $12.5 million for SoCalGas; and 2) upon conclusion of the CPUC's assessment and audit process, awards of up to $11.6 million for SDG&E and $9.5 million for SoCalGas for the remaining holdback amounts. We expect a CPUC decision regarding the settlement in 2009 and the completion of the CPUC assessment and audit process in 2010.

Natural Gas Procurement

In February 2009, the CPUC approved a SoCalGas gas cost incentive mechanism (GCIM) award of $6.5 million for core natural gas procurement activities in the 12-month period ended March 31, 2008, which SoCalGas recorded in the first quarter of 2009.

In June 2009, SoCalGas filed an application with the CPUC requesting approval of a $12 million GCIM award for its procurement activities in the 12-month period ended March 31, 2009. In October 2009, the DRA completed their review of SoCalGas' GCIM application and issued a report to the CPUC recommending approval of the full award. A final decision is expected in the first quarter of 2010.

COST OF CAPITAL

The cost of capital proceeding determines the Sempra Utilities' authorized capital structure and the authorized rate of return that the Sempra Utilities may earn on their electric and natural gas distribution and electric generation assets.

SoCalGas

In July 2009, the CPUC denied SoCalGas’ petition, which was filed in April 2009, seeking to suspend its cost of capital Market Index Capital Adjustment Mechanism (MICAM) due to the uncertainty of whether the MICAM would trigger an adjustment to SoCalGas’ return on equity. SoCalGas believes that the benchmarks used to determine whether the MICAM is triggered are not indicative of the risks and interest rates associated with the natural gas distribution business. Actions taken by the U.S. Government to halt the collapse of the banking and financial system dramatically reduced U.S. Treasury yields which, at the time, increased the likelihood of causing the MICAM to trigger in 2009. The estimated adverse impact to net income of such an adjustment, assuming that the 30-year U.S. Treasury Bond yield metrics as specified in the MICAM were 150 basis points below the benchmark, is $18 million for 2010.

While U.S. Treasury yields have recently increased, such that we now believe that it is unlikely that the MICAM will trigger in 2009, the potential of further government intervention to stimulate the economy could result in reductions in U.S. Treasury yields in the future, increasing the likelihood of triggering the MICAM. SoCalGas believes this would be inappropriate because the index used for the MICAM does not provide a strong correlation with utility risks, making it an inaccurate metric for use as a triggering mechanism. Given the CPUC’s decision and the disconnect between the MICAM benchmarks and the natural gas distribution business risks and associated cost of capital, should the MICAM trigger, SoCalGas intends to request a change in the MICAM benchmarks to defer any resultant change in its cost of capital and propose a more indicative index associated with the natural gas distribution business.

SDG&E

SDG&E is currently required to file its next full cost of capital application in April 2010. SDG&E and the DRA reached an agreement to pursue a joint petition to delay this application for two years. Approval of the request, filed in October 2009, would be consistent with the CPUC's recent decision to defer this review for Southern California Edison (Edison) and Pacific Gas and Electric (PG&E). If SDG&E's petition is approved, SDG&E would file its next cost of capital application in April 2012.

ADVANCED METERING INFRASTRUCTURE

In September 2008, SoCalGas filed an application with the CPUC for approval to upgrade approximately six million natural gas meters with an advanced metering infrastructure at an estimated cost of $1.1 billion (including approximately $900 million in capital investment). We expect a final CPUC decision in early 2010. If approved, installation of the meters is expected to begin in 2012 and continue through 2017.

2007 WILDFIRES COST RECOVERY

SDG&E filed an application with the CPUC in March 2009 seeking to recover the incremental cost incurred to replace and repair company facilities under CPUC jurisdiction damaged by the October 2007 wildfires. This application was filed in accordance with the CPUC rules governing incremental costs incurred as a result of a declared emergency or catastrophic event. The DRA filed a protest to SDG&E's request for recovery of the incremental costs, requesting that the CPUC stay the proceeding until completion of the fire investigations, which we describe in Note 10. SDG&E and the DRA have reached an agreement in principle regarding the cost recovery request whereby SDG&E will recover $43 million. SDG&E filed a formal settlement agreement with the CPUC in October 2009, with a CPUC decision on the settlement likely in early 2010.

SDG&E also incurred $30.1 million of incremental costs for the replacement and repair of company facilities under Federal Energy Regulatory Commission (FERC) jurisdiction, which are currently being recovered in SDG&E's electric transmission rates.

In regard to the 2007 wildfire litigation discussed in Note 10, if SDG&E's ultimate liability, net of amounts recoverable from other defendants, were to exceed the remaining amounts recoverable from its insurers, SDG&E would request authorization from the FERC and the CPUC to recover the excess amounts in utility rates. SDG&E is unable to reasonably predict the degree of success it may have in pursuing such requests or the timing of any recovery.

INSURANCE COST RECOVERY

SDG&E filed an application with the CPUC in August 2009 seeking authorization to recover higher liability insurance premium and deductible expenses which SDG&E began incurring on July 1, 2009. SDG&E made the filing under the CPUC’s rules allowing utilities to seek recovery of significant cost increases resulting from unforeseen circumstances. SDG&E is requesting a $29 million revenue requirement for the 2009/2010 policy period for the incremental increase in its liability and wildfire insurance premium costs above what is currently authorized in rates. The CPUC’s rules allow a utility to recover costs that meet certain criteria, subject to a $5 million deductible per event. SDG&E is requesting CPUC approval of its request by the second quarter of 2010. Through September 30, 2009, SDG&E has expensed $8 million of incremental insurance premiums associated with this wildfire coverage.

FUTURE EXCESS CLAIMS COST RECOVERY

SDG&E and SoCalGas filed an application with the CPUC in August 2009 proposing a new mechanism for the full recovery of future wildfire-related claims, litigation and insurance premium expenses that are in excess of amounts authorized by the CPUC for recovery in rates. The filing was made jointly with Edison and PG&E. The utilities are asking the CPUC to approve their joint request by the second quarter of 2010. The DRA and others have filed protests to the joint application.

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

We record reserves for legal proceedings in accordance with ASC 450, Contingencies (ASC 450) (SFAS 5). At September 30, 2009, Sempra Energy's reserves for unresolved legal proceedings, on a consolidated basis, were $258 million. At September 30, 2009, SDG&E and SoCalGas had reserves for unresolved legal proceedings of $240 million and $11 million, respectively. The amounts for Sempra Energy Consolidated and SDG&E include $219 million of expected insurance settlements related to the SDG&E 2007 wildfire litigation discussed below.

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

In September 2008, the Consumer Protection and Safety Division of the CPUC issued a staff investigative report reaching substantially the same conclusions as the Cal Fire reports. However, the staff report also opines that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained as required by CPUC rules. In November 2008, the CPUC initiated investigations to determine whether SDG&E and Cox Communications violated any rules or regulations in connection with the fires. In October 2009, SDG&E and the Consumer Protection and Safety Division entered into a $14.75 million settlement that, if approved by the CPUC, would resolve the investigations without any admission of SDG&E responsibility for the wildfires.

Approximately 175 lawsuits have been filed against SDG&E and Sempra Energy in San Diego County Superior Court seeking to recover damages in unspecified amounts, including punitive damages and other costs associated with the three fires. The lawsuits assert various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for damages resulting from a wildfire ignited by power lines. SDG&E has filed cross-complaints against Cox Communications seeking indemnification for any liability that SDG&E may incur that relates to the Guejito fire. In June 2009, the trial court ruled that the lawsuits cannot proceed as class actions on behalf of all persons who experienced wildfire damages, but must instead be pursued in individual lawsuits. Plaintiffs have appealed this ruling.

By July 2009, insurers representing nearly 99 percent of the total California homeowner insurance market (homeowner insurers) had paid out and reserved approximately $1.6 billion on more than 19,000 claims relating to the three fires. These include claims for approximately 1,000 of the 1,300 houses, mobile homes, and apartment units identified in public records as having been destroyed by the three fires.

During 2009, SDG&E and its liability insurers held a number of settlement discussions with the homeowner insurers in the litigation. Based on the information provided in these discussions, SDG&E concluded that its exposure to the homeowner insurers was reasonably estimable and established a reserve of $940 million in the first six months of 2009 that was recorded as a current liability in the Condensed Consolidated Balance Sheets and was fully offset by a current receivable of $940 million payable from SDG&E's $1.l billion of liability insurance. There was no effect on SDG&E's or Sempra Energy's 2009 earnings or cash flows from the recording of the reserve. After payments by SDG&E's liability insurers in the third quarter of 2009, the reserve has been reduced to $289 million. The remaining receivable of $266 million reflects timing differences between payments by SDG&E's liability insurers and settlement payments.

At October 30, 2009, SDG&E and homeowner insurers holding approximately 97 percent of the insurer plaintiffs' claims had entered into settlement agreements. SDG&E has agreed to pay the settling insurers approximately $910 million (representing 57.5 percent of their $1.58 billion of paid and reserved claims) to settle all of their claims relating to the three wildfires. The settlements are entirely funded by SDG&E’s liability insurance coverage, and the settling insurers assign their claims against Cox Communications to SDG&E. Discussions are continuing with the remaining homeowner insurers for settlements on substantially the same terms. After giving effect to the money paid out and reserved in connection with the homeowner insurer settlements as well as defense costs, SDG&E's remaining liability insurance coverage for the litigation would be approximately $140 million.

In addition to the claims of homeowner insurers, the wildfire litigation also includes claims of approximately 1,800 plaintiffs for uninsured and underinsured structures, firefighting costs, business interruption, evacuation expenses, agricultural damage, and personal injuries. SDG&E does not have sufficient information under ASC 450 to reasonably estimate any liability it may have for these additional claims and, accordingly, has not established a reserve for any wildfire claims other than those of the homeowner insurers.

SDG&E expects that the aggregate amount of these additional claims and the remaining homeowner insurer claims that are ultimately asserted will substantially exceed its remaining $140 million in insurance coverage. If its ultimate liability were to exceed the remaining insurance and amounts that it may recover from Cox Communications and other defendants, SDG&E would request authorization from the FERC and the CPUC to recover the excess amount in utility rates. SDG&E is unable to reasonably predict the degree of success it may have in pursuing such requests or the timing of any recovery.

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

At various times since the contract's inception, Sempra Generation and the DWR have also had disputes regarding the meaning of terms and performance of their agreement under which Sempra Generation sells electricity to the DWR. In 2002, in a state civil action, the DWR sought to terminate its contract with Sempra Generation, seeking rescission, damages, injunctive and declaratory relief, and $100 million in punitive damages. The DWR claims that Sempra Generation misrepresented its intention and ability to construct a temporary phase of one power project and, alternatively, breached its contract by failure to construct and deliver power from that phase. In June 2005, the California Court of Appeal reversed a previous summary judgment in favor of Sempra Generation. The Court concluded that the contract language was ambiguous and presented triable issues of material fact that must be addressed by further evidence and proceedings. The case was sent back to the trial court. In January 2007, the DWR added additional claims for fraud and breach of contract. In June 2008, the California Court of Appeal upheld the trial court's denial of Sempra Generation's motion to compel the DWR to arbitrate its new claims. The case was returned to the San Diego Superior Court for further proceedings and a jury trial began in October 2009.

In February 2006, the DWR began an additional arbitration against Sempra Generation related to the manner in which Sempra Generation schedules its Mexicali plant. The DWR sought $100 million in damages and an order terminating the contract. Arbitration hearings were held in November 2008, and in January 2009, the arbitration panel issued a decision denying all of the DWR's claims. The panel decision was confirmed by the San Francisco Superior Court in May 2009.

In September 2008, the DWR initiated another arbitration proceeding against Sempra Generation, alleging that Sempra Generation had breached the parties’ agreement in various operational respects, and violated the order issued by the first arbitration panel relating to the amount refunded to the DWR and the manner in which Sempra Generation operates. The DWR seeks $60 million in damages and an order terminating the contract. Arbitration hearings are scheduled for August 2010.

FERC Refund Proceedings

The FERC is investigating prices charged by various electric suppliers to buyers in the California Power Exchange (PX) and ISO markets. In December 2002, a FERC Administrative Law Judge (ALJ) issued preliminary findings indicating that the PX and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period. This amount is the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices. In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different benchmark of natural gas prices. This change would increase the refund obligations from $1.8 billion to more than $3 billion for the same time period.

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

In 1998, we converted our traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. In July 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a possible reduction in benefits. The discrimination claims were subsequently dismissed from the lawsuit. In May 2009, the parties agreed to settle the litigation on the remaining issue for a nominal amount and the court approved a class action settlement agreement in October 2009.

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

Resolved Matters

We have accrued liabilities for resolved matters of:

▪

$373 million at Sempra Energy Consolidated

▪

$98 million at SDG&E

▪

$56 million at SoCalGas

These amounts for Sempra Energy Consolidated and SDG&E include $70 million of insurance settlements as of September 30, 2009, related to the SDG&E 2007 wildfire litigation discussed above. The remaining amounts are primarily for settlements related to certain litigation arising out of the 2000 – 2001 California energy crisis, including the Continental Forge settlement and settlements of natural gas and electricity cases. We discuss the terms of the settlements related to the Continental Forge and natural gas and electricity cases in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

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

CONTRACTUAL COMMITMENTS

Sempra Energy Consolidated

At September 30, 2009, significant increases to contractual commitments at Sempra Energy include

▪

the issuance in May 2009 of $750 million of 6.5-percent notes maturing in 2016 at Sempra Energy;

▪

the issuance in May 2009 of $300 million of 6-percent mortgage bonds maturing in 2039 at SDG&E;

▪

$1.3 billion new purchased-power contracts at SDG&E;

▪

$184 million at SDG&E primarily for engineering, material procurement and construction costs associated with the Sunrise Powerlink project;

▪

$136 million new commitments for construction and infrastructure improvements for gas transmission and distribution operations at SoCalGas; and

▪

new construction commitments of $112 million at Sempra Pipelines & Storage.

The future payments under these contractual commitments are expected to be $341 million for 2009, $320 million for 2010, $197 million for 2011, $176 million for 2012, $161 million for 2013 and $2.5 billion thereafter.  These amounts include expected interest payments on the notes and mortgage bonds using the stated interest rate.

Also, in October 2009, Sempra Energy issued $750 million of 6-percent notes maturing in 2039.

Reserves for Sempra Energy and SDG&E wildfire litigation are discussed above in “SDG&E 2007 Wildfire Litigation.”

Decreases to SoCalGas’ natural gas contracts are discussed below.

SDG&E

At September 30, 2009, the significant changes to contractual commitments at SDG&E are an increase of $1.3 billion due to new purchased-power contracts, $300 million due to the issuance of 6-percent mortgage bonds, and $184 million mainly for the Sunrise Powerlink project, as discussed above. The future payments under these contractual commitments are expected to be $96 million for 2009, $241 million for 2010, $148 million for 2011, $127 million for 2012, $112 million for 2013 and $1.6 billion thereafter. These amounts include expected interest payments on the mortgage bonds using the stated interest rate.

SoCalGas

At September 30, 2009, the significant changes to contractual commitments at SoCalGas are an increase of $136 million related to commitments discussed above. The future payments under these contractual commitments are expected to be $106 million for 2009 and $30 million for 2010.

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $452 million since December 31, 2008. The decrease was primarily due to a reduction of $896 million based on lower natural gas forward prices, offset by new natural gas purchase and pipeline capacity contracts of $444 million. Net future payments are therefore expected to decrease by $725 million for 2009, increase by $285 million for 2010, decrease by $9 million for 2011, increase by $1 million for 2012 and decrease by $4 million in 2013.

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

4.

Sempra Generation develops, owns and operates, or holds interests in, electric power plants and energy projects in Arizona, California, Nevada, Indiana and Mexico to serve wholesale electricity markets in North America.

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

Amounts labeled as "all other" in the following tables consist primarily of parent organizations and Sempra LNG.

SEGMENT INFORMATION
(Dollars in millions)
Three months ended September 30,					Nine months ended September 30,
2009			2008		2009		2008
REVENUES
SDG&E	$773	42%	$949	35%	$2,136	38%	$2,449	29%
SoCalGas	662	36	1,077	40	2,276	40	3,776	44
Sempra Commodities	24	1	13	-	50	1	486	6
Sempra Generation	250	13	498	18	792	14	1,426	17
Sempra Pipelines & Storage	98	5	127	5	328	6	338	4
All other	68	4	49	2	125	2	44	1
Adjustments and eliminations	(2)	-	-	-	(2)	-	(5)	-
Intersegment revenues	(20)	(1)	(21)	-	(55)	(1)	(49)	(1)
Total	$1,853	100%	$2,692	100%	$5,650	100%	$8,465	100%
INTEREST EXPENSE
SDG&E	$29		$24		$75		$73
SoCalGas	16		14		51		44
Sempra Commodities	1		3		7		19
Sempra Generation	3		4		11		12
Sempra Pipelines & Storage	9		4		23		10
All other	78		43		202		91
Intercompany eliminations	(40)		(25)		(112)		(84)
Total	$96		$67		$257		$165
INTEREST INCOME
SDG&E	$1		$1		$1		$5
SoCalGas	1		2		3		9
Sempra Commodities	-		-		-		7
Sempra Generation	4		2		10		6
Sempra Pipelines & Storage	5		6		13		14
All other	34		26		101		79
Intercompany eliminations	(40)		(25)		(112)		(84)
Total	$5		$12		$16		$36
DEPRECIATION AND AMORTIZATION
SDG&E	$81	41%	$68	42%	$239	42%	$223	44%
SoCalGas	73	37	67	41	220	39	209	41
Sempra Commodities	-	-	-	-	-	-	6	1
Sempra Generation	14	7	14	9	43	7	42	8
Sempra Pipelines & Storage	13	7	5	3	32	6	10	2
All other	15	8	8	5	34	6	18	4
Total	$196	100%	$162	100%	$568	100%	$508	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$53		$54		$141		$121
SoCalGas	42		41		115		117
Sempra Commodities	30		(1)		104		132
Sempra Generation	30		46		76		98
Sempra Pipelines & Storage	(9)		5		(26)		20
All other	(18)		(51)		(83)		(65)
Total	$128		$94		$327		$423

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded
before tax:
Sempra Commodities	$105		$(4)		$384		$142
Sempra Generation	4		8		(2)		10
Sempra Pipelines & Storage	18		10		39		30
All other	(4)		(4)		(10)		(11)
Total	$123		$10		$411		$171
Earnings recorded net of tax:
Sempra Pipelines & Storage	$20		$18		$59		$54
Sempra Commodities	-		-		-		3
Total	$20		$18		$59		$57
EARNINGS (LOSSES)
SDG&E*	$108	34%	$123	40%	$277	33%	$258	32%
SoCalGas*	74	23	77	25	198	24	190	24
Sempra Commodities	75	24	(8)	(3)	274	33	181	23
Sempra Generation	43	14	94	31	119	14	162	20
Sempra Pipelines & Storage	54	17	34	11	64	8	84	11
All other	(37)	(12)	(12)	(4)	(101)	(12)	(81)	(10)
Total	$317	100%	$308	100%	$831	100%	$794	100%

					Nine months ended September 30,
					2009		2008
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E					$633	46%	$638	41%
SoCalGas					336	24	350	23
Sempra Commodities					-	-	21	1
Sempra Generation					21	2	15	1
Sempra Pipelines & Storage					149	11	195	13
All other					232	17	322	21
Total					$1,371	100%	$1,541	100%

					September 30, 2009		December 31, 2008
ASSETS
SDG&E					$10,274	36%	$9,079	34%
SoCalGas					7,423	26	7,351	28
Sempra Commodities					2,185	8	2,092	8
Sempra Generation					2,008	7	1,860	7
Sempra Pipelines & Storage					4,464	16	4,060	15
All other					2,840	10	2,843	11
Intersegment receivables					(799)	(3)	(885)	(3)
Total					$28,395	100%	$26,400	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Commodities					$2,094		$2,082
Sempra Generation					382		198
Sempra Pipelines & Storage					1,425		796
All other					25		30
Total					$3,926		$3,106
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

▪

Sempra Commodities

▪

Sempra Generation

▪

Sempra Pipelines & Storage

▪

Sempra LNG

SEMPRA GLOBAL
	MARKET	GEOGRAPHIC REGION
SEMPRA COMMODITIES Holds an interest in RBS Sempra Commodities, a commodities-marketing business joint venture with The Royal Bank of Scotland (RBS)	▪ Natural gas; natural gas liquids ▪ Power ▪ Petroleum and petroleum products ▪ Coal ▪ Emissions ▪ Ethanol ▪ Base metals	▪ Global
SEMPRA GENERATION Develops, owns and operates, or holds interests in, electric power plants and energy projects	▪ Wholesale electricity	▪ North America
SEMPRA PIPELINES & STORAGE Develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities, and natural gas and electric service providers	▪ Natural gas ▪ Electricity	▪ U.S.A. ▪ Mexico ▪ Argentina ▪ Chile ▪ Peru
SEMPRA LNG Develops, owns and operates receipt terminals for importing liquefied natural gas (LNG)	▪ Natural gas	▪ U.S.A. ▪ Mexico

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪

Overall results of our operations and factors affecting those results

▪

Our business unit results

▪

Significant changes in revenues, costs and earnings between periods

In the three months ended September 30, 2009, our earnings increased $9 million (3%) to $317 million primarily due to improved results at Sempra Commodities and Sempra Pipelines & Storage, offset by decreased earnings at Sempra Generation and the Sempra Utilities, and higher net losses at Parent and Other. Diluted earnings per share for the three months increased by $0.03 (2%) per share, primarily from the increased earnings.

The Sempra Utilities' third quarter 2008 earnings include adjustments of $33 million at SDG&E and $7 million at SoCalGas associated with the implementation of the 2008 General Rate Case (2008 GRC) decision, which was issued by the California Public Utilities Commission (CPUC) in the third quarter of 2008. Reported revenues and earnings for the first six months of 2008 associated with CPUC-regulated operations were based on the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision. The third-quarter 2008 adjustments reflect the authorized revenue established in the 2008 GRC for the period of January 1 through June 30, 2008.

In the nine months ended September 30, 2009, our earnings increased $37 million (5%) to $831 million primarily due to improved results at Sempra Commodities and the Sempra Utilities, offset by decreased earnings at Sempra Generation and Sempra Pipelines & Storage, and higher net losses at Parent and Other. The earnings at Sempra Pipelines & Storage were negatively impacted by a second quarter 2009 after-tax asset write-off of $64 million related to the Liberty Project. We discuss the write-off in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

Diluted earnings per share for the first nine months increased by $0.24 (8%) per share, $0.15 per share from increased earnings and $0.09 per share from a reduction in shares outstanding, primarily as a result of our $1 billion share repurchase in 2008.

The following table shows our earnings by business unit, which we discuss below in "Business Unit Results."

EARNINGS (LOSSES) BY BUSINESS UNIT
(Dollars in millions)
	Three months ended September 30,
	2009		2008
Sempra Utilities:
SDG&E*	$108	34%	$123	40%
SoCalGas*	74	23	77	25
Sempra Global:
Sempra Commodities**	75	24	(8)	(3)
Sempra Generation	43	14	94	31
Sempra Pipelines & Storage	54	17	34	11
Sempra LNG	-	-	4	1
Parent and other***	(37)	(12)	(16)	(5)
Earnings	$317	100%	$308	100%
	Nine months ended September 30,
	2009		2008
Sempra Utilities:
SDG&E*	$277	33%	$258	32%
SoCalGas*	198	24	190	24
Sempra Global:
Sempra Commodities**	274	33	181	23
Sempra Generation	119	14	162	20
Sempra Pipelines & Storage	64	8	84	11
Sempra LNG	(19)	(2)	(33)	(4)
Parent and other***	(82)	(10)	(48)	(6)
Earnings	$831	100%	$794	100%
*		After preferred dividends.
**

Results for 2009 and the second and third quarters of 2008 include our portion of RBS Sempra Commodities' joint venture earnings and interest, income taxes, cost allocations and other items associated with the joint venture. Results for the first quarter of 2008 include 100% of the commodities-marketing businesses. Both 2009 and 2008 include the results of Sempra Rockies Marketing.

***

Includes after-tax interest expense ($33 million and $24 million for the three months ended September 30, 2009 and 2008, respectively, and $100 million and $50 million for the nine months ended September 30, 2009 and 2008, respectively), intercompany eliminations recorded in consolidation and certain corporate costs incurred at Sempra Global.

BUSINESS UNIT RESULTS

The following section is a discussion of earnings by business unit, as it appears in the table above.

BUSINESS UNIT EARNINGS -- SEMPRA UTILITIES
(Dollars in millions)

SDG&E

SDG&E business unit earnings were

▪

$108 million in the three months ended September 30, 2009 ($110 million before preferred dividends)

▪

$123 million in the three months ended September 30, 2008 ($125 million before preferred dividends)

▪

$277 million in the nine months ended September 30, 2009 ($281 million before preferred dividends)

▪

$258 million in the nine months ended September 30, 2008 ($262 million before preferred dividends)

In the three months ended September 30, 2009, SDG&E's earnings decreased $15 million (12%) due to:

▪

$33 million higher authorized margin in 2008 due to the implementation of the 2008 GRC decision in the third quarter of 2008;

▪

$10 million lower favorable impact from the resolution of prior years' income tax issues; and

▪

$5 million higher liability insurance premiums for wildfire coverage; offset by

▪

$17 million increase in litigation reserves in 2008;

▪

$11 million higher CPUC authorized margin and lower operation and maintenance expenses; and

▪

$9 million from the resolution of regulatory matters in 2009 that favorably impacted earnings.

The increase of $19 million (7%) in the nine months ended September 30, 2009 was due to:

▪

$26 million net favorable impact from the resolution of litigation in 2009 as opposed to an increase in litigation reserves in 2008;

▪

$23 million higher CPUC authorized margin and lower operation and maintenance expenses; and

▪

$5 million higher electric transmission margin; offset by

▪

$12 million lower regulatory awards;

▪

$7 million from the resolution of regulatory matters in 2008 that favorably impacted earnings;

▪

$7 million lower favorable impact from the resolution of prior years' income tax issues; and

▪

$5 million higher liability insurance premiums for wildfire coverage.

SoCalGas

SoCalGas business unit earnings were

▪

$74 million in the three months ended September 30, 2009 (both before and after preferred dividends)

▪

$77 million in the three months ended September 30, 2008 (both before and after preferred dividends)

▪

$198 million in the nine months ended September 30, 2009 ($199 million before preferred dividends)

▪

$190 million in the nine months ended September 30, 2008 ($191 million before preferred dividends)

In the three months ended September 30, 2009, SoCalGas' earnings decreased $3 million (4%) due to:

▪

$7 million higher authorized margin in 2008 due to the implementation of the 2008 GRC decision in the third quarter of 2008; and

▪

$7 million from the resolution of a regulatory matter in 2008 that favorably impacted earnings; offset by

▪

$8 million higher CPUC authorized margin and lower operation and maintenance expenses; and

▪

$3 million lower bad debt expense.

The increase of $8 million (4%) in the nine months ended September 30, 2009 was due to:

▪

$15 million higher CPUC authorized margin and lower operation and maintenance expenses;

▪

$10 million from a lower effective income tax rate primarily due to higher software development cost deductions and higher Medicare subsidy in 2009; and

▪

$3 million higher non-core natural gas storage earnings; offset by

▪

$7 million from the resolution of a regulatory matter in 2008 that favorably impacted earnings;

▪

$7 million higher net interest expense due to higher average long-term debt outstanding in 2009; and

▪

$5 million lower favorable impact from the resolution of prior years' income tax issues ($1 million unfavorable in 2009 compared to $4 million favorable in 2008).

BUSINESS UNIT EARNINGS (LOSSES) -- SEMPRA GLOBAL
(Dollars in millions)

Sempra Commodities

Sempra Commodities recorded business unit earnings (losses) of:

▪

$75 million in the three months ended September 30, 2009

▪

$(8) million in the three months ended September 30, 2008

▪

$274 million in the nine months ended September 30, 2009

▪

$181 million in the nine months ended September 30, 2008

Results in the nine months ended September 30, 2009 and the second and third quarters of 2008 primarily represent our equity earnings from RBS Sempra Commodities, formed on April 1, 2008. Results for the first quarter of 2008, included in the 2008 nine-month period, represent 100 percent of the commodities-marketing businesses' earnings until the formation of the joint venture.

The increase of $83 million in the three months ended September 30, 2009 was primarily due to higher equity earnings from RBS Sempra Commodities.

The increase of $93 million (51%) in the nine months ended September 30, 2009 was due primarily to:

▪

higher equity earnings from the joint venture;

▪

$36 million of expenses in 2008, primarily charges for litigation and an unfavorable impact of prior year's income tax issues; and

▪

a $17 million write-down in the first quarter of 2008 related to a counterparty credit issue; offset by

▪

$67 million gain on the transaction with RBS in 2008.

Sempra Generation

Sempra Generation recorded business unit earnings of:

▪

$43 million in the three months ended September 30, 2009

▪

$94 million in the three months ended September 30, 2008

▪

$119 million in the nine months ended September 30, 2009

▪

$162 million in the nine months ended September 30, 2008

The decrease of $51 million (54%) in the three months ended September 30, 2009 included

▪

$27 million lower mark-to-market earnings on forward contracts with RBS Sempra Commodities and other counterparties, primarily due to a $28 million gain in 2008;

▪

$12 million lower earnings from operations primarily due to less favorable market pricing; and

▪

$8 million solar investment tax credits in 2008.

The decrease of $43 million (27%) in the nine months ended September 30, 2009 included

▪

$24 million lower earnings from operations primarily due to less favorable market pricing and scheduled plant maintenance;

▪

$8 million solar investment tax credits in 2008; and

▪

$7 million mark-to-market gain on forward contracts with RBS Sempra Commodities and other counterparties in 2008.

Sempra Pipelines & Storage

Sempra Pipelines & Storage recorded business unit earnings of:

▪

$54 million in the three months ended September 30, 2009

▪

$34 million in the three months ended September 30, 2008

▪

$64 million in the nine months ended September 30, 2009

▪

$84 million in the nine months ended September 30, 2008

The increase of $20 million (59%) in the three months ended September 30, 2009 was primarily due to:

▪

$15 million lower taxes due to the favorable impact of the resolution of prior years’ income tax issues in 2009; and

▪

$6 million higher earnings from its investment in the Rockies Express Pipeline.

The decrease of $20 million (24%) in the nine months ended September 30, 2009 was primarily due to:

▪

$64 million lower earnings from a write-off of assets at Liberty; and

▪

$11 million lower earnings due to foreign currency exchange-rate effects, primarily from its investment in Chile; offset by

▪

$23 million lower taxes, primarily due to the favorable impact of the resolution of prior years’ income tax issues;

▪

$19 million higher earnings from the commencement of LNG-related pipeline operations in Mexico in the second quarter of 2008; and

▪

$12 million higher earnings from its investments in South America.

Sempra LNG

Sempra LNG recorded earnings (losses) of:

▪

$0 million in the three months ended September 30, 2009

▪

$4 million in the three months ended September 30, 2008

▪

$(19) million in the nine months ended September 30, 2009

▪

$(33) million in the nine months ended September 30, 2008

The decrease in earnings of $4 million in the three months ended September 30, 2009 included

▪

$17 million lower mark-to-market earnings related to a natural gas marketing agreement with RBS Sempra Commodities, primarily due to a $13 million gain in 2008; offset by

▪

$8 million higher income tax benefits related to a change in the effective tax rate; and

▪

$5 million higher earnings from the start-up of terminal and marketing operations.

The decrease in losses of $14 million (42%) in the nine months ended September 30, 2009 included

▪

$29 million higher income tax benefits related to a change in the effective tax rate and Mexican currency translation and inflation adjustments; offset by

▪

$10 million after-tax cash payment received in the first quarter of 2008 for the early termination of a capacity agreement for the Cameron LNG receipt terminal; and

▪

$4 million higher operating losses from the start-up of terminal and marketing operations.

Parent and Other

Losses for Parent and Other were

▪

$37 million in the three months ended September 30, 2009

▪

$16 million in the three months ended September 30, 2008

▪

$82 million in the nine months ended September 30, 2009

▪

$48 million in the nine months ended September 30, 2008

The increase in losses of $21 million (131%) in the three months ended September 30, 2009 was due to:

▪

$40 million higher income tax expense; and

▪

$16 million higher interest expense primarily from long-term debt issued in 2008 and 2009, partially offset by $5 million reduced interest expense on commercial paper borrowings due to lower interest rates; offset by

▪

$7 million investment gains in 2009 on dedicated assets in support of our executive retirement and deferred compensation plans due to improved market conditions compared to investment losses of $8 million in 2008. These amounts are net of the increase in deferred compensation liability associated with the investments; and

▪

$8 million Mexico peso exchange losses in 2008.

The increase in losses of $34 million (71%) in the nine months ended September 30, 2009 was due to:

▪

$48 million higher interest expense primarily from long-term debt issued in 2008 and 2009, partially offset by $9 million reduced interest expense on commercial paper borrowings due to lower interest rates;

▪

$25 million higher income tax expense; and

▪

$10 million favorable impact of an interest adjustment in 2008 related to litigation reserves; offset by

▪

$13 million investment gains in 2009 on dedicated assets in support of our executive retirement and deferred compensation plans due to improved market conditions compared to investment losses of $4 million in 2008. These amounts are net of the increase in deferred compensation liability associated with the investments; and

▪

$8 million Mexico peso exchange losses in 2008.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E, PE and SoCalGas.

Sempra Utilities Revenues

The current regulatory framework permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed on to customers substantially as incurred. However, SoCalGas' Gas Cost Incentive Mechanism (GCIM) provides SoCalGas the opportunity to share in the savings and/or costs from purchasing natural gas for its core customers at prices below or above market-based monthly benchmarks. The mechanism permits full recovery of costs incurred when average purchase costs are within a price range around a monthly benchmark price. Any higher costs or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

The regulatory framework permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to core customers. The differences in cost between estimates and actual are recovered in the next year through rates.

Sempra Utilities: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for Sempra Energy, SDG&E and SoCalGas for the nine-month periods ended September 30. The Sempra Energy amounts reflect SDG&E and SoCalGas revenues, net of intercompany transactions. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues.

SEMPRA ENERGY CONSOLIDATED
NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Volumes in billion cubic feet, dollars in millions)
			Transportation
	Natural Gas Sales		and Exchange		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2009:
Residential	187	$1,624	1	$2	188	$1,626
Commercial and industrial	85	553	205	163	290	716
Electric generation plants	-	-	203	51	203	51
Wholesale	-	-	12	3	12	3
	272	$2,177	421	$219	693	2,396
Other revenues						75
Balancing accounts*						133
Total						$2,604
2008:
Residential	199	$2,662	1	$3	200	$2,665
Commercial and industrial	89	1,066	213	137	302	1,203
Electric generation plants	-	-	218	80	218	80
Wholesale	-	-	13	5	13	5
	288	$3,728	445	$225	733	3,953
Other revenues						113
Balancing accounts*						231
Total						$4,297
* We discuss balancing accounts and their effects in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

During the three months ended September 30, 2009, our natural gas revenues decreased by $468 million (39%) to $731 million, and the cost of natural gas decreased by $481 million (70%) to $208 million. During the nine months ended September 30, 2009, our natural gas revenues decreased by $1.7 billion (39%) to $2.6 billion, and the cost of natural gas decreased by $1.7 billion (63%) to $997 million. The primary factor contributing to the decreased natural gas revenues and cost of natural gas in both the third quarter and year-to-date periods was lower natural gas prices in 2009. To a lesser extent, the decreases were due to lower sales volumes due to noticeably milder temperatures in 2009. We discuss the decrease in the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E
NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Volumes in billion cubic feet, dollars in millions)
			Transportation
	Natural Gas Sales		and Exchange		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2009:
Residential	23	$230	-	$-	23	$230
Commercial and industrial	11	76	5	7	16	83
Electric generation plants	-	-	45	13	45	13
	34	$306	50	$20	84	326
Other revenues						25
Balancing accounts						2
Total*						$353
2008:
Residential	25	$355	-	$-	25	$355
Commercial and industrial	12	142	5	7	17	149
Electric generation plants	-	-	48	19	48	19
	37	$497	53	$26	90	523
Other revenues						18
Balancing accounts						7
Total*						$548
* Includes sales to affiliates of $1 million in 2009 and $2 million in 2008.

During the three months ended September 30, 2009, SDG&E's natural gas revenues decreased by $54 million (41%) to $78 million, and the cost of natural gas decreased by $54 million (64%) to $30 million. During the nine months ended September 30, 2009, SDG&E's natural gas revenues decreased by $195 million (36%) to $353 million, and the cost of natural gas decreased by $195 million (56%) to $154 million. The average cost of natural gas for the three months ended September 30, 2009 was $4.27 per thousand cubic feet (Mcf) compared to $11.22 per Mcf for the corresponding period in 2008, a 62-percent decrease of $6.95 per Mcf, resulting in lower revenues and cost of $49 million. For the first nine months of 2009, SDG&E’s average cost of natural gas was $4.52 per Mcf compared to $9.48 per Mcf for the corresponding period in 2008, a 52-percent decrease of $4.96 per Mcf, resulting in lower revenues and cost of $169 million.

SOCALGAS
NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Volumes in billion cubic feet, dollars in millions)
			Transportation
	Natural Gas Sales		and Exchange		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2009:
Residential	164	$1,394	1	$2	165	$1,396
Commercial and industrial	74	477	200	157	274	634
Electric generation plants	-	-	158	38	158	38
Wholesale	-	-	99	10	99	10
	238	$1,871	458	$207	696	2,078
Other revenues						67
Balancing accounts						131
Total*						$2,276
2008:
Residential	174	$2,307	1	$3	175	$2,310
Commercial and industrial	77	924	208	130	285	1,054
Electric generation plants	-	-	170	61	170	61
Wholesale	-	-	105	16	105	16
	251	$3,231	484	$210	735	3,441
Other revenues						111
Balancing accounts						224
Total*						$3,776
* Includes sales to affiliates of $24 million in 2009 and $25 million in 2008.

During the three months ended September 30, 2009, SoCalGas' natural gas revenues decreased by $415 million (39%) to $662 million, and the cost of natural gas decreased by $429 million (70%) to $180 million. During the nine months ended September 30, 2009, SoCalGas' natural gas revenues decreased by $1.5 billion (40%) to $2.3 billion, and the cost of natural gas decreased by $1.5 billion (64%) to $849 million. The average cost of natural gas for the three months ended September 30, 2009 was $3.36 per Mcf compared to $11.01 per Mcf for the corresponding period in 2008, a 69-percent decrease of $7.65 per Mcf, resulting in lower revenues and cost of $411 million. For the first nine months of 2009, SoCalGas’ average cost of natural gas was $3.57 per Mcf compared to $9.45 per Mcf for the corresponding period in 2008, a 62-percent decrease of $5.88 per Mcf, resulting in lower revenues and cost of $1.4 billion.

Sempra Energy and SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for Sempra Energy and SDG&E. Sempra Energy amounts are shown after eliminating intercompany transactions. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

During the three months ended September 30, 2009, electric revenues decreased by $121 million (15%) to $693 million at Sempra Energy and by $122 million (15%) to $695 million at SDG&E. The decrease in revenues was primarily due to:

▪

$103 million (33%) decrease in cost of electric fuel and purchased power; and

▪

$47 million higher revenues in 2008 from the implementation of the 2008 GRC decision in the third quarter of 2008; offset by

▪

$24 million higher authorized electric distribution, transmission and generation margins; and

▪

$9 million resolution of regulatory matters in 2009 that favorably impacted earnings.

During the nine months ended September 30, 2009, electric revenues decreased by $115 million (6%) at Sempra Energy and by $118 million (6%) at SDG&E to $1.8 billion. The decrease in revenues was primarily due to:

▪

$186 million (27%) decrease in cost of electric fuel and purchased power; and

▪

$20 million lower regulatory awards in 2009; offset by

▪

$54 million higher authorized electric distribution, transmission and generation margins;

▪

$24 million higher recoverable expenses that are fully offset in operation and maintenance expenses; and

▪

$9 million resolution of regulatory matters in 2009 that favorably impacted earnings.

The lower current cost of electric fuel and purchased power, as compared to recorded or CPUC-authorized costs, has resulted in increased overcollections, thereby reducing regulatory balancing account revenues. These regulatory balancing accounts are required to be balanced over time.

ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	2009		2008
Customer class	Volumes	Revenue	Volumes	Revenue
Sempra Energy Consolidated:
Residential	5,671	$831	5,782	$700
Commercial	5,302	725	5,399	610
Industrial	1,716	194	1,752	151
Direct access	2,290	80	2,296	72
Street and highway lighting	79	10	79	8
	15,058	1,840	15,308	1,541
Other revenues		102		112
Balancing accounts		(164)		240
Total		$1,778		$1,893
SDG&E:
Residential	5,671	$831	5,782	$700
Commercial	5,302	725	5,399	610
Industrial	1,724	195	1,760	152
Direct access	2,290	80	2,296	72
Street and highway lighting	79	10	79	8
	15,066	1,841	15,316	1,542
Other revenues		106		119
Balancing accounts		(164)		240
Total*		$1,783		$1,901
* Includes sales to affiliates of $5 million in 2009 and $8 million in 2008.

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

Sempra Global and Parent Revenues and Cost of Sales

During the three months ended September 30, 2009, our Sempra Global and Parent revenues decreased by $250 million (37%) to $429 million. The decrease included $248 million lower revenues at Sempra Generation, primarily due to lower natural gas and power prices.

During the three months ended September 30, 2009, our cost of natural gas, electric fuel and purchased power decreased by $211 million (49%) to $220 million primarily due to lower natural gas and power prices at Sempra Generation.

During the nine months ended September 30, 2009, our Sempra Global and Parent revenues decreased by $1.0 billion (44%) to $1.3 billion. The decrease included

▪

$634 million lower revenues at Sempra Generation, primarily due to lower natural gas and power prices; and

▪

$436 million lower revenues from Sempra Commodities primarily due to the sale of the commodities-marketing businesses to our joint venture, RBS Sempra Commodities, on April 1, 2008; offset by

▪

$81 million higher revenues at Sempra LNG, primarily from completed projects going into service in 2008.

During the nine months ended September 30, 2009, our cost of natural gas, electric fuel and purchased power decreased by $678 million (50%) to $675 million primarily due to lower natural gas and power prices at Sempra Generation. Other cost of sales for Sempra Global and Parent decreased by $116 million (69%) to $52 million primarily due to the sale of the commodities-marketing businesses in the second quarter of 2008.

Operation and Maintenance

Sempra Energy Consolidated

For the three months ended September 30, 2009, our operation and maintenance expenses increased by $7 million (1%) to $571 million.

For the nine months ended September 30, 2009, our operation and maintenance expenses decreased by $140 million (8%) to $1.7 billion. The decrease was primarily due to:

▪

the inclusion of $243 million of operation and maintenance expenses at our commodities-marketing business for the first nine months of 2008; offset by

▪

higher operation and maintenance expense at SDG&E, including $24 million higher recoverable expenses and $31 million other operational costs, offset by $44 million lower litigation expense;

▪

$33 million higher operation and maintenance expense at LNG mainly at the Energía Costa Azul LNG receipt terminal; and

▪

$24 million higher operation and maintenance expense at Sempra Pipelines & Storage primarily from the operations of Mobile Gas, acquired in October 2008.

Equity Earnings (Losses) Before Income Taxes

Sempra Energy Consolidated

In the three months and nine months ended September 30, 2009, the pretax equity earnings from our investment in RBS Sempra Commodities were $105 million and $384 million, respectively. The equity earnings of $142 million for the nine-month period in 2008 represent earnings for only six months, beginning with the inception of the joint venture on April 1, 2008. We provide additional information about this investment's earnings in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Other Income (Expense), Net

Sempra Energy Consolidated

For the three months ended September 30, 2009, other income, net, was $24 million compared to a $21 million net expense in 2008. The change was primarily due to:

▪

$20 million investment gains in 2009 on dedicated assets in support of our executive retirement and deferred compensation plans compared to $13 million of losses in 2008;

▪

$13 million in Mexican peso exchange losses in 2008; and

▪

$6 million higher net regulatory interest.

For the nine months ended September 30, 2009, other income, net, increased by $67 million (223%) to $97 million. The increase was due to:

▪

$40 million investment gains in 2009 on dedicated assets in support of our executive retirement and deferred compensation plans compared to $9 million of losses in 2008;

▪

$13 million in Mexican peso exchange losses in 2008;

▪

$12 million higher net regulatory interest; and

▪

$11 million of higher interest-rate swap gain for Otay Mesa VIE at SDG&E in 2009. The gain is offset in (Earnings) Losses Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations for Sempra Energy and SDG&E; offset by

▪

a $16 million cash payment received in the first quarter of 2008 for the early termination of a capacity agreement for the Cameron LNG receipt terminal.

Interest Expense

Sempra Energy Consolidated

During the three months and nine months ended September 30, 2009, our interest expense increased by $29 million (43%) and $92 million (56%) to $96 million and $257 million, respectively. The increases were primarily due to long-term debt issued at Parent and Other in 2008 and 2009, offset partially by lower interest rates on commercial paper. In addition, the nine months ended September 30, 2008 included $18 million reduced interest expense related to litigation reserves.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E, PE and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,
	2009		2008
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate*
Sempra Energy Consolidated	$128	31%	$94	25%
SDG&E	53	37	54	31
PE	41	36	42	34
SoCalGas	42	36	41	35

	Nine months ended September 30,
	2009		2008
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate*
Sempra Energy Consolidated	$327	30%	$423	36%
SDG&E	141	33	121	31
PE	117	38	119	38
SoCalGas	115	37	117	38
*		Amounts for Sempra Energy Consolidated, SDG&E and PE have been adjusted for the retrospective adoption of ASC 810 (SFAS 160).

Sempra Energy Consolidated

In the three months ended September 30, 2009, Sempra Energy's income tax expense increased by $34 million (36%) primarily due to higher pretax income and a higher effective income tax rate resulting primarily from lower pretax income in countries with lower statutory rates, and higher estimated investment tax credits in 2008 for Sempra Generation's solar-energy facility in Nevada.

In the first nine months of 2009, Sempra Energy's income tax expense decreased by $96 million (23%) due to lower pretax income and a lower effective income tax rate resulting from:

▪

higher pretax income in countries with lower statutory rates;

▪

lower income tax expense related to Mexican currency translation and inflation adjustments; and

▪

higher favorable impact of the resolution of prior years' income tax issues.

SDG&E

In the three months ended September 30, 2009, SDG&E's income tax expense decreased by $1 million (2%) primarily from lower pretax income, offset by a higher effective income tax rate. The higher effective tax rate was due to:

▪

lower favorable impact from the resolution of prior years' income tax issues; offset by

▪

higher deductions allowed for depreciation not treated as deferred tax liabilities for ratemaking purposes;

▪

higher deductions for self-developed software; and

▪

higher deductions for asset removal costs.

In the first nine months of 2009, SDG&E's income tax expense increased by $20 million (17%) due to higher pretax income and a higher effective income tax rate. The higher effective tax rate was primarily due to:

▪

lower favorable impact from the resolution of prior years' income tax issues; and

▪

lower deductions allowed for depreciation not treated as deferred tax liabilities for ratemaking purposes; offset by

▪

higher deductions for self-developed software costs; and

▪

higher deductions for asset removal costs.

PE and SoCalGas

In the three months ended September 30, 2009, income tax expense decreased by $1 million (2%) at PE due to lower pretax income, offset by a higher effective income tax rate. For the same period, income tax expense increased by $1 million at SoCalGas primarily due to a higher effective income tax rate, offset by lower pretax income. The higher effective tax rates at both PE and SoCalGas were due to:

▪

lower favorable impact from the resolution of prior years' income tax issues; offset by

▪

higher deductions for self-developed software costs; and

▪

higher Medicare subsidy, as discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

In the first nine months of 2009, income tax expense decreased by $2 million (2%) at both PE and SoCalGas. The effective income tax rates at PE and SoCalGas were impacted in 2009 by:

▪

higher deductions for self-developed software costs; and

▪

higher Medicare subsidy.

(Earnings) Losses Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Losses attributable to noncontrolling interests were $17 million in the three months ended September 30, 2009 compared to $8 million in the corresponding period of 2008. The increase included $9 million higher losses from Otay Mesa VIE, primarily due to higher cost of electric fuel and purchased power and losses from interest-rate swaps.

Losses attributable to noncontrolling interests were $22 million in the first nine months of 2009 compared to earnings of $7 million in the corresponding period of 2008. The change included $33 million associated with the write-off of assets of Liberty in 2009.

Earnings

We discuss variations in Sempra Energy's earnings by business unit above in "Business Unit Results."

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends.  We expect to meet our remaining cash requirements through the issuance of short-term and long-term debt.

Our committed lines of credit provide liquidity and support commercial paper.  They expire in August 2011.  At Sempra Energy, they are syndicated broadly among 20 different banks and at the Sempra Utilities, among 17 different banks.  No single bank has greater than a 10.7 percent share in any single facility.

The table below shows the amount of available funds at September 30, 2009:

AVAILABLE FUNDS AT SEPTEMBER 30, 2009
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	PE/SoCalGas
Unrestricted cash and cash equivalents	$756	$291	$418
Available unused credit*	3,096	338	538
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

Both Sempra Energy and SDG&E have issued long-term debt in 2009.  However, changing economic conditions could affect the availability and cost of both short-term and long-term financing.  If cash flows from operations were to be significantly reduced or we were to be unable to borrow under acceptable terms, we would reduce or postpone discretionary capital expenditures and investments in new businesses.  If these measures were necessary, they would primarily impact our Sempra Global businesses, as credit availability for the Sempra Utilities has not been significantly impacted by the credit crisis.  Discretionary expenditures at Sempra Global would include projects that we have not yet made firm commitments to build, primarily renewable generation facilities.  We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-quality ratings.

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

On November 5, 2009, we prepaid the six remaining installments due under the Continental Forge litigation settlement agreement.  Under the agreement, prepayments are discounted at 7 percent, yielding a prepayment amount of $119 million.  Funding of the payment was $36 million by Sempra Energy, $28 million by SDG&E and $55 million by SoCalGas.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Utilities

The Sempra Utilities expect that cash flows from operations and security issuances will continue to be adequate to meet utility capital expenditure requirements.  Due to the extended review period associated with the Sunrise Powerlink project and the resultant delay in initiating construction activities, SDG&E declared and paid a $150 million common dividend to Sempra Energy in the first quarter of 2009.  However, the level of future common dividends from SDG&E and SoCalGas may be reduced or eliminated during periods of increased capital expenditures.  The level of future common dividends from PE is dependent upon common dividends paid by SoCalGas.  Sempra Energy may from time to time make additional equity contributions to SDG&E or SoCalGas to support the Sempra Utilities' capital expenditure programs.

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

We account for our investment in the partnership under the equity method.  RBS Sempra Commodities intends to distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership.  In limited cases, the partnership may retain earnings allocable to the partners to replenish capital depleted through losses.  In March 2009, we received $305 million from the partnership, representing our remaining share of 2008 partnership income after 2008 distributions, and an additional $102 million through September 30, 2009 to fund estimated income tax payments. We provide additional information about RBS Sempra Commodities in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Generation

We expect Sempra Generation to require funds for the development of electric generation facilities, primarily renewable energy projects.  Projects at Sempra Generation may be financed through a combination of operating cash flow, project financing, funds from the parent and external borrowings.

Sempra Generation's long-term power sale contracts may contain collateral requirements.  The DWR contract does not contain such requirements.  The collateral arrangements require Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies if Sempra Generation fails to deliver the contracted amounts. Sempra Generation had no outstanding collateral requirements under such contracts at September 30, 2009.

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

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2009	2009 Change		2008
Sempra Energy Consolidated	$1,884	$1,079	134%	$805
SDG&E	619	105	20	514
PE	545	240	79	305
SoCalGas	549	251	84	298

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy increased in 2009 due to:

▪

$351 million higher distributions received from RBS Sempra Commodities;

▪

$260 million increase in overcollected regulatory balancing accounts in 2009 compared to a $204 million decrease in 2008, primarily at SDG&E as discussed below; and

▪

a $24 million decrease in inventory in 2009 compared to a $237 million increase in 2008, primarily at SoCalGas as discussed below.

SDG&E

Cash provided by operating activities at SDG&E increased in 2009 primarily due to:

▪

a $207 million increase in overcollected regulatory balancing accounts in 2009 compared to a $155 million decrease in 2008.  Over- and under-collected regulatory balancing accounts reflect the difference between customer billings and recorded or CPUC-authorized costs which are required to be balanced over time; offset by

▪

$144 million net income tax payments in 2009 compared to $54 million net refunds in 2008; and

▪

an increase of $5 million in inventory in 2009 compared to a $48 million decrease in 2008 due to SoCalGas assuming the responsibility for the procurement of natural gas, including inventory management, for SDG&E’s core natural gas customers.

PE and SoCalGas

▪

Cash provided by operating activities at PE and SoCalGas increased in 2009 primarily due to a $206 million lower increase in inventory driven by lower natural gas prices in 2009 as compared to 2008.

The table below shows the contributions to pension and other postretirement benefit plans for the nine months ended September 30, 2009.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$42	$37
SDG&E	23	13
PE/SoCalGas	1	23

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2009	2009 Change		2008
Sempra Energy Consolidated	$(1,970)	$374	23%	$(1,596)
SDG&E	(580)	(130)	(18)	(710)
PE	(329)	111	51	(218)
SoCalGas	(336)	122	57	(214)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy increased in 2009 due to:

▪

$2.1 billion in proceeds from the RBS transaction in 2008; and

▪

a $60 million decrease in notes receivable from an unconsolidated affiliate in 2008; offset by

▪

a $170 million decrease in capital expenditures;

▪

$176 million proceeds from the remarketing of industrial development bonds in 2009; and

▪

a $1.4 billion decrease in expenditures for investments primarily due to our initial $1.6 billion investment in RBS Sempra Commodities in 2008, offset by an increase of $377 million in contributions by Sempra Pipelines & Storage to Rockies Express.

SDG&E

The decrease in cash used in investing activities at SDG&E in 2009 was due to:

▪

a $152 million decrease in purchases of industrial development bonds; and

▪

a $33 million decrease in advances to Sempra Energy in 2009 compared to a $6 million increase in 2008; offset by

▪

a $60 million decrease in proceeds from the sale of industrial development bonds.

PE and SoCalGas

Cash used in investing activities at PE and SoCalGas increased in 2009 primarily due to a $124 million lower decrease in loans to Sempra Energy in 2009.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2009, we expect to make capital expenditures and investments of $2.9 billion, including:

▪

$1.3 billion at the Sempra Utilities for capital projects and plant improvements ($800 million at SDG&E and $500 million at SoCalGas)

▪

$1.6 billion at our other subsidiaries for the development of LNG facilities, natural gas storage facilities and pipelines, and renewable generation projects

This is an increase from our previous estimate of $2.5 billion, primarily due to our planned investment of approximately $250 million in the Fowler Ridge II Wind Farm project by Sempra Generation, and other planned investments.  The expected capital expenditures of $1.6 billion at our other subsidiaries include expected total contributions of approximately $625 million to Rockies Express, of which $527 million has been contributed through September 30, 2009.

The Sempra Utilities expect the capital expenditures to include

▪

$500 million for additions to SDG&E’s natural gas and electric distribution and generation systems, and advanced metering infrastructure

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

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2009	2009 Change		2008
Sempra Energy Consolidated	$511	$190	59%	$321
SDG&E	233	105	82	128
PE	(4)	104	(96)	(108)
SoCalGas	(1)	104	(99)	(105)

Sempra Energy Consolidated

Cash provided by financing activities at Sempra Energy in 2009 increased primarily due to:

▪

the $1 billion repurchase of common stock in 2008; and

▪

a $531 million increase in issuances of long-term debt; offset by

▪

a $52 million net decrease in short-term debt in 2009 compared to a $985 million net increase in 2008;

▪

a $250 million increase in long-term debt payments; and

▪

$94 million for the purchase of the remaining 40-percent ownership interest in Mississippi Hub.

In October 2009, Sempra Energy publicly offered and sold $750 million of 6.0-percent notes, maturing in 2039.  Proceeds of the notes will be used for general corporate purposes, including the repayment of commercial paper.

SDG&E

Cash provided by financing activities at SDG&E increased primarily due to:

▪

a $248 million increase in issuances of long-term debt; offset by

▪

$150 million in common dividends paid to Sempra Energy in 2009.

PE and SoCalGas

Cash used in financing activities at PE and SoCalGas in 2009 decreased due to 2008 activities, as follows:

▪

$200 million common dividends paid to Sempra Energy by PE and to PE by SoCalGas; offset by

▪

a $96 million increase in short-term debt.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E, PE and SoCalGas in Notes 6 and 10 in the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The table below shows the credit ratings of Sempra Energy and its principal subsidiaries which have remained at investment grade levels throughout 2009.  In August 2009, Moody’s upgraded SDG&E’s and SoCalGas’ secured debt rating from A1 to Aa3.  In October 2009, Standard & Poor’s raised Sempra Energy’s ratings outlook from “negative” to “stable.”

CREDIT RATINGS OF SEMPRA ENERGY AND PRINCIPAL SUBSIDIARIES

	Standard & Poor's	Moody's Investor Services, Inc.	Fitch
SEMPRA ENERGY
Unsecured debt	BBB+	Baa1	A

SDG&E
Secured debt	A+	Aa3	AA
Unsecured debt	A	A2	AA-
Preferred stock	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F-1+

SoCalGas
Secured debt	A+	Aa3	AA
Unsecured debt	A	A2	AA-
Preferred stock	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F-1+

PACIFIC ENTERPRISES
Preferred Stock	BBB+	--	A

SEMPRA GLOBAL
Unsecured debt guaranteed by Sempra Energy	--	Baa1	A
Commercial paper guaranteed by Sempra Energy	A-2	P-2	F-1

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

The Sempra Utilities' operations and Sempra Generation's long-term contracts generally provide relatively stable earnings and liquidity. However, for the next few years, SDG&E and SoCalGas will limit their common stock dividends to reinvest their earnings in significant capital projects. Also, Sempra Generation's contract with the DWR, which provides a significant portion of Sempra Generation's revenues, ends in late 2011. Because it is unable to forecast with certainty future electricity prices and the cost of natural gas, contracts it enters into to replace this capacity may provide substantially lower earnings. Sempra Generation is undertaking several projects for the construction of renewable generation facilities, with planned in-service dates ranging from late 2009 to 2012.

We expect that Sempra LNG and Sempra Pipelines & Storage will provide relatively stable earnings and liquidity from their current operations. Sempra Pipelines & Storage is also expected to provide earnings from construction programs when completed, but will require substantial funding for these programs. At Sempra Pipelines & Storage, we expect the write-off of certain assets of Liberty, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein, to have a minimal impact on future expected earnings. In addition, until there are firm supply or capacity contracts for 100 percent of Sempra LNG's Cameron facility, Sempra LNG will seek to obtain interim LNG supplies, which may result in greater variability in revenues and earnings. Sempra LNG may also purchase spot cargos and/or assign capacity to third parties as opportunities arise.

The Sempra Utilities' performance will depend primarily on the ratemaking and regulatory process, environmental regulations, and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report. As the 2008 General Rate Case provides for fixed annual increases rather than for adjustments based on inflation indices as in the past, performance will depend on the Sempra Utilities' ability to manage costs, including bad debts. Starting in the third quarter of 2009, SDG&E has substantially higher liability insurance premiums, by approximately $40 million annually, due to the increased costs of wildfire coverage. In addition to the increased insurance premiums, Sempra Energy, including the Sempra Utilities, has substantially lower insurance coverage, particularly with respect to any future wildfire liabilities. The maximum loss recovery due to a wildfire incident has dropped from more than $1 billion to $400 million. SDG&E filed a request with the CPUC in the third quarter of 2009 for recovery of these additional costs, but without such recovery, our financial results could be adversely impacted.

In regard to the 2007 wildfire litigation, if SDG&E's ultimate liability, net of amounts recoverable from other defendants, were to exceed the remaining amounts recoverable from its insurers, SDG&E would request authorization from the FERC and the CPUC to recover the excess amounts in utility rates. SDG&E is unable to reasonably predict the degree of success it may have in pursuing such requests or the timing of any recovery. Without recovery of any such excess costs, SDG&E's financial results could be adversely impacted. We provide additional information concerning these matters in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein.

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

On November 3, 2009, as part of its ongoing restructuring plan responding to increased government investment, RBS announced that it will sell a number of its assets, including its share of the RBS Sempra Commodities joint venture. Our joint-venture agreement with RBS provides that neither party may sell its ownership until April 2012. RBS has stated that it will comply with this agreement and the sale will be executed in an orderly manner to maximize the value of the business. RBS also has committed to maintaining the usual liquidity, credit and funding operations for the joint venture.

We may be further impacted by depressed and rapidly changing economic conditions. Moreover, the dollar has fluctuated significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. These factors, coupled with very low natural gas prices which affect profitability at Sempra Generation and Sempra LNG, could, if they remain unchanged, adversely affect profitability. Additionally, given the uncertainty of commodity markets and the lack of debt financing for energy infrastructure, which impact related hedging activity, growth at RBS Sempra Commodities could be dampened.

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

Sempra Generation

Copper Mountain Solar

In July 2009, Sempra Generation announced that Pacific Gas and Electric (PG&E) has contracted for 48 megawatts (MW) of solar power from a new plant under development in Boulder City, Nevada, called Copper Mountain Solar.  The Copper Mountain Solar facility will be built by Sempra Generation on land adjacent to the 10-MW El Dorado Energy Solar plant and we expect it to be completed in 2011.  The contract is subject to CPUC approval.

Fowler Ridge II Wind Farm

In September 2009, Sempra Generation became an equal partner with BP Wind Energy, a wholly owned subsidiary of BP p.l.c., in the development of the 200-MW Fowler Ridge II Wind Farm currently under construction in Indianapolis, Indiana.  We expect it to be operational in late 2009.   The project’s entire power output has been sold under four 20-year, 50-MW contracts.  Three contracts are with units of American Electric Power, and one is with Vectren Energy Delivery of Indiana.  The project will use 133 wind turbines, each with the ability to generate 1.5 MW.

Sempra Pipelines & Storage

Rockies Express Pipeline

REX-East, the eastern segment of the Rockies Express Pipeline and the last of the project’s three segments, is expected to begin full service in November 2009.  REX-East runs 638 miles from Missouri to Clarington, Ohio with capacity up to 1.8 billion cubic feet (Bcf) of natural gas per day.

The total project cost is estimated to be $6.7 billion to $6.8 billion.  This amount includes costs incurred for the Entrega Pipeline and REX-West, the first two segments currently in service, and for the completion of REX-East. Construction expenditures and remaining cost estimates have increased significantly from original projections, and additional increases or other changes related to the investment could result in an impairment to the carrying value of our investment.

Natural Gas Storage Projects

Currently, Sempra Pipelines & Storage has 11.4 Bcf of working natural gas storage capacity that is fully contracted and operational.  We are in construction to increase operational capacity by 12.5 Bcf by the end of 2010 (for a total of 24 Bcf) and we plan to develop as much as 75 Bcf of total storage capacity by 2015.

Sempra Pipelines & Storage’s natural gas storage facilities and projects include

▪

Bay Gas Storage Company (Bay Gas), a facility located 40 miles north of Mobile, Alabama, that provides underground storage and delivery of natural gas.  Sempra Pipelines & Storage owns 91 percent of the project.  It is the easternmost storage facility on the Gulf Coast, with direct service to the Florida market.

▪

Mississippi Hub storage facility, currently under construction in Simpson County, Mississippi, an underground salt-dome natural gas storage project with planned direct interconnections to the natural gas production areas in eastern Texas, Oklahoma and Arkansas, as well as the Northeast market.

▪

Liberty Gas Storage Expansion, a salt cavern storage facility in Cameron Parish, Louisiana.  Sempra owns 75 percent of the project and ProLiance Transportation and Storage LLC (ProLiance) owns the remaining 25 percent.  The project’s location provides access to several LNG facilities in the area.

Sempra LNG

Cameron LNG Receipt Terminal

Sempra LNG’s Cameron LNG receipt terminal in Hackberry, Louisiana began commercial operations in July 2009. The terminal is under contract for 40 percent of its capacity through 2029. Total project costs for the Cameron LNG receipt terminal were approximately $900 million, excluding pre-expansion costs of $44 million. We have resolved previous open force majeure and other claims for additional costs related to hurricanes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper and capitalized leases classified as long-term debt, at September 30, 2009 and December 31, 2008:

	Sempra Energy
	Consolidated		SDG&E		PE/SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR*	Debt	VaR*	Debt	VaR*
At September 30, 2009:
Utility fixed-rate	$3,411	$407	$2,298	$307	$1,113	$101
Utility variable-rate	553	42	303	42	250	-
Non-utility, fixed-rate and variable-rate	3,301	285	-	-	-	-
At December 31, 2008:
Utility fixed-rate	$3,023	$657	$1,910	$430	$1,113	$229
Utility variable-rate	486	64	236	69	250	6
Non-utility, fixed-rate and variable-rate	2,829	467	-	-	-	-
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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

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

In October 2009, SoCalGas finalized a $525,000 settlement with the Los Angeles Regional Water Quality Control Board regarding allegations that SoCalGas violated the California Water Code in connection with certain maintenance activities in Los Angeles County's Sullivan Canyon.

In October 2009, the U.S. government dismissed all charges against SDG&E, one of its employees, and an SDG&E contractor of criminal environmental violations in connection with the 2000 – 2001 dismantlement of a natural gas storage facility located in Lemon Grove, California.

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors as previously reported in our 2008 Annual Report.

ITEM 6. EXHIBITS

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

SEMPRA ENERGY, (Registrant)

Date: November 9, 2009	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 9, 2009	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer

Pacific Enterprises:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

Date: November 9, 2009	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 9, 2009	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer