Form 10-K
period 2009-12-31
PACIFIC ENTERPRISES INC; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2010-02-26
CIK 75527, 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA ENERGY	California	33-0732627
101 Ash Street
San Diego, California 92101
(619)696-2034

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California	94-0743670
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
555 West Fifth Street
Los Angeles, California 90013
(213)244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class		Name of Each Exchange on Which Registered
Sempra Energy Common Stock, without par value		NYSE
SDG&E Preference Stock (Cumulative) Without Par Value (except $1.70 Series) SDG&E Cumulative Preferred Stock, $20 Par Value (except 4.60% Series)		NYSE Amex NYSE Amex
Pacific Enterprises Preferred Stock: $4.75 dividend, $4.50 dividend $4.40 dividend, $4.36 dividend		NYSE Amex

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:			None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes		No
Pacific Enterprises		Yes		No
Southern California Gas Company		Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Exhibit Index on page 47. Glossary on page 56.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009:

Sempra Energy	$12.1 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$0
Pacific Enterprises	$0
Southern California Gas Company	$0

Common Stock outstanding, without par value, as of February 23, 2010:

Sempra Energy	247,003,443 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2009 Annual Report to Shareholders of Sempra Energy, San Diego Gas & Electric Company, Pacific Enterprises and Southern California Gas Company are incorporated by reference into Parts I, II and IV.

Portions of the Sempra Energy Proxy Statement prepared for the May 2010 annual meeting of shareholders are incorporated by reference into Parts II and III.

Portions of the San Diego Gas & Electric Company, Southern California Gas Company and Pacific Enterprises Information Statement are incorporated by reference into Part III.

SEMPRA ENERGY FORM 10-K TABLE OF CONTENTS (CONTINUED)

This combined Form 10-K is separately filed by Sempra Energy, San Diego Gas & Electric Company, Pacific Enterprises and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Item 6 and 8 sections are provided for each reporting company, except for the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements for all of the reporting companies are combined. All Items other than 6 and 8 are combined for the reporting companies.

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

▪

actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission, the Federal Reserve Board, and other regulatory and governmental bodies in the United States and other countries in which we operate;

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

We provide a description of Sempra Energy and its subsidiaries in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2009 Annual Report to Shareholders (Annual Report), which is incorporated by reference.

This report includes information for the following separate registrants:

▪

Sempra Energy and its consolidated entities

▪

San Diego Gas & Electric Company (SDG&E)

▪

Pacific Enterprises (PE), the holding company for Southern California Gas Company

▪

Southern California Gas Company (SoCalGas)

References in this report to "we," "our" and "our company" are to Sempra Energy and its subsidiaries, collectively.  SDG&E and SoCalGas are collectively referred to as the Sempra Utilities.

Sempra Energy has five separately managed reportable segments consisting of SDG&E, SoCalGas, Sempra Commodities, Sempra Generation and Sempra Pipelines & Storage. Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, and an additional business unit, Sempra LNG (liquefied natural gas) are subsidiaries of Sempra Global. Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation.

SDG&E, PE and SoCalGas are subsidiaries of Sempra Energy. Sempra Energy directly or indirectly owns all the common stock and substantially all of the voting stock of each of the three companies.

Sempra Commodities - Pending Transaction

In April 2008, Sempra Energy formed a partnership with The Royal Bank of Scotland plc (RBS) to purchase and operate our commodities-marketing businesses, which generally comprised the Sempra Commodities segment. In November 2009, RBS announced its intention to divest its interest in this joint venture, RBS Sempra Commodities LLP (RBS Sempra Commodities), following a directive from the European Commission to dispose of certain assets. On February 16, 2010, Sempra Energy, RBS and the partnership entered into an agreement with J.P. Morgan Ventures Energy Corporation (J.P. Morgan Ventures), whereby J.P. Morgan Ventures will purchase the following businesses from the joint venture:

▪

the global oil, metals, coal, emissions (other than emissions related to the joint venture’s North American power business), plastics, agricultural commodities and concentrates commodities trading and marketing business

▪

the European power and gas business

▪

the investor products business

RBS Sempra Commodities will retain its North American power and natural gas trading businesses and its retail energy solutions business. These businesses have historically generated 40 to 60 percent of total earnings of the businesses in the partnership, and have averaged more than 50 percent.

Subject to obtaining various regulatory approvals and other conditions, the transaction is expected to close in the second quarter of 2010. J.P. Morgan Ventures will pay an aggregate purchase price equal to the estimated book value at closing of the businesses purchased, generally computed on the basis of international financial reporting standards (as adopted by the European Union), plus an amount equal to $468 million. Sempra Energy will be entitled to 53 -1/3 percent of the aggregate purchase price, and RBS will be entitled to 46-2/3 percent of the aggregate purchase price.

In connection with the transaction, we and RBS entered into a letter agreement to negotiate, prior to closing of the transaction, definitive documentation to amend certain provisions of the Limited Liability Partnership Agreement dated April 1, 2008 between Sempra Energy and RBS. As RBS continues to be obligated to divest its remaining interest in the partnership, the letter agreement also provides for negotiating the framework for the entertaining bids for the remaining part of the partnership’s business.

We provide further discussion about RBS Sempra Commodities and the pending transaction with J.P. Morgan Ventures in Notes 3, 4, 6 and 20 of the Notes to Consolidated Financial Statements. The partnership is also discussed in "Sempra Global – Competition - Sempra Commodities" below.

COMPANY WEBSITES

Company website addresses are:

Sempra Energy – http://www.sempra.com
SDG&E – http://www.sdge.com
PE/SoCalGas – http://www.socalgas.com

We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The charters of the audit, compensation and corporate governance committees of Sempra Energy’s board of directors (the board), the board's corporate governance guidelines, and Sempra Energy's code of business conduct and ethics for directors and officers are posted on Sempra Energy's website.

SDG&E and SoCalGas make available free of charge via a hyperlink on their websites their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Printed copies of all of these materials may be obtained by writing to our Corporate Secretary at Sempra Energy, 101 Ash Street, San Diego, CA 92101-3017.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is the regulation of our utility subsidiaries.

California Utility Regulation

The Sempra Utilities are regulated in California by the California Public Utilities Commission (CPUC), the California Energy Commission (CEC), and the California Air Resources Board (CARB).

The California Public Utilities Commission:

▪

consists of five commissioners appointed by the Governor of California for staggered, six-year terms.

▪

regulates SDG&E’s and SoCalGas’ rates and conditions of service, sales of securities, rates of return, capital structure, rates of depreciation, and long-term resource procurement, except as described below in "United States Utility Regulation."

▪

has jurisdiction over the proposed construction of major new electric transmission, electric distribution, and natural gas storage, transmission and distribution facilities in California.

▪

conducts reviews and audits of utility performance and compliance with regulatory guidelines, and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

▪

regulates the interactions and transactions of the Sempra Utilities with Sempra Energy and its other affiliates.

We provide further discussion in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E is also subject to regulation by the CEC, which publishes electric demand forecasts for the state and for specific service territories.  Based upon these forecasts, the CEC:

▪

determines the need for additional energy sources and conservation programs;

▪

sponsors alternative-energy research and development projects;

▪

promotes energy conservation programs;

▪

maintains a statewide plan of action in case of energy shortages; and

▪

certifies power-plant sites and related facilities within California.

The CEC conducts a 20-year forecast of available supplies and prices for every market sector that consumes natural gas in California. This forecast includes resource evaluation, pipeline capacity needs, natural gas demand and wellhead prices, and costs of transportation and distribution. This analysis is one of many resource materials used to support the Sempra Utilities’ long-term investment decisions.

The State of California requires certain California electric retail sellers, including SDG&E, to deliver 20 percent of their 2010 retail demand from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the CEC, are generally known as the Renewables Portfolio Standard (RPS) Program. Certification of a generation project by the CEC as an Eligible

Renewable Energy Resource (ERR) allows the purchase of output from a generation facility to be counted towards fulfillment of the RPS Program requirements. This may affect the demand for output from renewables projects developed by Sempra Generation, particularly from California utilities. Final certification as an ERR for Sempra Generation’s El Dorado solar generation facility was approved in June 2009.

In September 2009, the Governor of California issued an Executive Order which directs the California utilities to procure 33 percent of their electric energy requirements from renewable sources by 2020. This Executive Order designates the CARB as the agency responsible for establishing the compliance rules and regulations for this program.

California Assembly Bill 32, the California Global Warming Solutions Act of 2006, assigns responsibility to CARB for monitoring and establishing policies for reducing greenhouse gas (GHG) emissions. The bill requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emission reductions, including a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a department within the California Environmental Protection Agency, an organization which reports directly to the Governor's Office in the Executive Branch of California State Government.  As the CARB formulates its plan, provisions of the plan may apply to the Sempra Utilities.

United States Utility Regulation

The Sempra Utilities are also regulated by the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC).

In the case of SDG&E, the FERC regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, rates of return on transmission investment, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale.

In the case of SoCalGas, the FERC regulates the interstate sale and transportation of natural gas and the uniform systems of accounts.

The NRC oversees the licensing, construction and operation of nuclear facilities in the United States, including the San Onofre Nuclear Generating Station (SONGS), in which SDG&E owns a 20-percent interest. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to reanalyze the design of a nuclear power plant and, as a result, may require plant modifications as a condition of continued operation.

Sempra Pipelines & Storage operates Mobile Gas Service Corporation (Mobile Gas), a small natural gas distribution utility serving Southwest Alabama that is regulated by the Alabama Public Service Commission (APSC).  The FERC regulates Mobile Gas’ interstate transportation of natural gas, the uniform systems of accounts, and rates of depreciation.

Local Regulation Within the U.S.

SoCalGas has natural gas franchises with the 243 separate counties and cities in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchises have indefinite lives with no expiration date. Some franchises have fixed expiration dates, ranging from 2010 to 2048.

SDG&E has

▪

electric franchises with the two counties and the 26 cities in its electric service territory, and

▪

natural gas franchises with the one county and the 18 cities in its natural gas service territory.

These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas. Most of the franchises have indefinite lives with no expiration dates. Some franchises have fixed expiration dates, ranging from 2012 to 2035.

Sempra Generation, Sempra LNG and Sempra Pipelines & Storage have operations or development projects in Alabama, Arizona, California, Indiana, Louisiana, Mississippi, Nevada, Texas, and Hawaii. These entities are subject to state and local laws, and to regulations in the states in which they operate.

Other Regulation

RBS Sempra Commodities is subject to regulation by the U.K. Financial Services Authority, the New York Mercantile Exchange, the Commodity Futures Trading Commission, the FERC, the London Metals Exchange, NYSE Euronext, the U.S. Federal Reserve Bank and the National Futures Association.

In the United States, the FERC regulates Sempra Generation’s, Sempra Pipelines & Storage’s and Sempra LNG’s operations.  Sempra Pipelines & Storage also owns an interest in the Rockies Express Pipeline, a natural gas pipeline which operates in several states in the United States and is subject to regulation by the FERC.

Sempra Pipelines & Storage’s Bay Gas Storage Company (Bay Gas) is regulated by the APSC and its intrastate storage contracts are subject to APSC approval. Bay Gas provides long-term services for customers that include storage and transportation of natural gas from interstate and intrastate sources. As an intrastate facility, Bay Gas is regulated by the FERC as a 311 facility, and the FERC has also approved market-based rates for interstate storage services and cost-based rates for transportation services.

Several of our segments operate in Mexico as follows:

▪

Sempra Generation owns and operates a natural gas-fired power plant in Baja California, Mexico

▪

Sempra Pipelines & Storage’s Mexican utilities build and operate natural gas distribution systems in Mexicali, Chihuahua, and the La Laguna-Durango zone in north-central Mexico

▪

Sempra Pipelines & Storage transports gas between the U.S. border and Baja California, Mexico

▪

Sempra LNG owns and operates the Energía Costa Azul LNG receipt terminal located in Baja California, Mexico

These operations are subject to regulation by the Comisión Reguladora de Energía and by the labor and environmental agencies of city, state and federal governments in Mexico.

Sempra Pipelines & Storage also has investments in South America that are subject to laws and regulations in the localities and countries in which they operate.

Licenses and Permits

The Sempra Utilities obtain numerous permits, authorizations and licenses in connection with the transmission and distribution of natural gas and electricity and the operation and construction of related assets. Because these permits, authorizations and licenses require periodic renewal, the Sempra Utilities are continuously regulated by the granting agencies.

Our other subsidiaries are also required to obtain numerous permits, authorizations and licenses in the normal course of business. Some of these permits, authorizations and licenses require periodic renewal.

Sempra Generation and its subsidiaries obtain a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities, and in connection with the wholesale distribution of electricity.

Sempra Pipelines & Storage’s Mexican subsidiaries obtain numerous permits, authorizations and licenses for their natural gas distribution and transmission systems from the local governments where the service is provided. Sempra Pipelines & Storage’s U.S. operations obtain licenses and permits for natural gas storage facilities and pipelines.

Sempra LNG obtains licenses and permits for the construction and operation of LNG facilities.

We describe other regulatory matters in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

CALIFORNIA NATURAL GAS UTILITY OPERATIONS

SoCalGas and SDG&E sell, distribute, and transport natural gas. SoCalGas purchases and stores natural gas for itself and SDG&E on a combined portfolio basis and provides natural gas storage services for others. The Sempra Utilities’ resource planning, natural gas procurement, contractual commitments, and related regulatory matters are discussed below. We also provide further discussion in the Annual Report in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Notes 16 and 17 of the Notes to Consolidated Financial Statements.

Customers

For regulatory purposes, end-use customers are classified as either core or noncore customers. Core customers are primarily residential and small commercial and industrial customers. Noncore customers at SoCalGas consist primarily of electric generation, wholesale, large commercial, industrial, and enhanced oil recovery customers. Noncore customers at SDG&E consist primarily of electric generation, and large commercial and industrial customers.

Most core customers purchase natural gas directly from SoCalGas or SDG&E. While core customers are permitted to purchase directly from producers, marketers or brokers, the Sempra Utilities are obligated to provide reliable supplies of natural gas to serve the requirements of their core customers. Noncore customers are responsible for the procurement of their natural gas requirements.

In 2009, SoCalGas added 27,000 new customer natural gas meters at a growth rate of 0.5 percent; in 2008, it added 41,000 new meters at a growth rate of 0.7 percent. In 2009, SDG&E added 4,200 new customer natural gas meters at a growth rate of 0.5 percent; in

2008, it added 3,000 new meters at a growth rate of 0.4 percent. We expect levels to remain low in 2010, and both SoCalGas and SDG&E expect new meter growth in 2010 to be comparable to that in 2009.

Natural Gas Procurement and Transportation

SoCalGas purchases natural gas under short-term and long-term contracts for the Sempra Utilities’ core customers. SoCalGas purchases natural gas from Canada, the U.S. Rockies and the southwestern U.S. to meet customer requirements and maintain pipeline reliability. It also purchases some California natural gas production and additional supplies delivered directly to California for its remaining requirements. Natural gas prices for substantially all contracts are based on published monthly bid-week indices.

To ensure the delivery of the natural gas supplies to its distribution system and to meet the seasonal and annual needs of customers, SoCalGas has entered into firm interstate pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation rights. Interstate pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company, and Kern River Gas Transmission Company, provide transportation services into SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The FERC regulates the rates that interstate pipeline companies may charge for natural gas and transportation services.

SoCalGas has natural gas transportation contracts with various interstate pipelines. These contracts expire on various dates between 2010 and 2025.

Natural Gas Storage

SoCalGas provides natural gas storage services for core, noncore and non-end-use customers. The Sempra Utilities’ core customers are allocated a portion of SoCalGas' storage capacity. SoCalGas offers the remaining storage capacity for sale to others through an open bid process. The storage service program provides opportunities for these customers to purchase and store natural gas when natural gas costs are low, usually during the summer, thereby reducing purchases when natural gas costs are expected to be higher. This program allows customers to better manage their fuel procurement and transportation needs.

Demand for Natural Gas

Growth in the demand for natural gas largely depends on the health and expansion of the Southern California economy, prices of alternative energy products, environmental regulations, renewable energy, legislation, and the effectiveness of energy efficiency programs. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, development of renewable energy resources, development of new natural gas supply sources, and general economic conditions can also result in significant shifts in demand and market price.

The Sempra Utilities face competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. In the noncore industrial market, some customers are capable of securing alternate fuel supplies from other suppliers which can affect the demand for natural gas. The Sempra Utilities’ ability to maintain their respective industrial market shares is largely dependent on the relative spread between delivered energy prices.

Natural gas demand for electric generation within Southern California competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes and electric transmission infrastructure investment divert electric generation from the Sempra Utilities’ respective service areas. We provide additional information regarding electric industry restructuring in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Short-Term Demand. The demand for natural gas by electric generators is influenced by a number of factors, including:

▪

the availability of alternative sources of generation; for example, the availability of hydroelectricity is highly dependent on precipitation in the western U.S. and Canada;

▪

the performance of other generation sources in the western U.S., including nuclear and coal, renewable energy and other natural gas facilities outside the service area; and

▪

the changes in end-use electricity demand; for example, natural gas use generally increases during extended heat waves.

Long-Term Demand. The demand for natural gas used to generate electricity will be influenced by additional factors such as the location of new power plants and the development of renewable energy resources. Recently, more generation capacity has been constructed outside the Sempra Utilities' service area than within it. This new generation will displace the output of older, less-efficient local generation, thereby reducing the use of natural gas for local electric generation. Over the next few years, however, the construction of smaller natural gas-fired peaking and other electric generation facilities within the Sempra Utilities’ respective service areas are expected to result in a slight overall increase in the demand for local natural gas for electric generation.

The natural gas distribution business is seasonal, and revenues generally are greater during the winter heating months. As is prevalent in the industry, SoCalGas injects natural gas into storage during the summer months (usually April through October) for withdrawal from storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

Customers

SDG&E’s service area covers 4,100 square miles. At December 31, 2009, SDG&E had 1.4 million customer meters consisting of:

▪

1,225,500 residential

▪

146,700 commercial

▪

500 industrial

▪

2,000 street and highway lighting

▪

4,500 direct access

In 2009, SDG&E added 7,000 new electric customer meters at a growth rate of 0.5 percent; in 2008, it added 7,400 new customers at a growth rate of 0.5 percent. Based on forecasts of new housing starts, SDG&E expects that its new meter growth rate in 2010 will be comparable to that in 2009.

Resource Planning and Power Procurement

SDG&E's resource planning, power procurement and related regulatory matters are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 15, 16 and 17 of the Notes to Consolidated Financial Statements in the Annual Report.

Electric Resources

The supply of electric power available to SDG&E for resale is based on CPUC-approved purchased-power contracts currently in place with its various suppliers, its Palomar and Miramar generating facilities, its 20-percent ownership interest in SONGS and purchases on a spot basis. This supply as of December 31, 2009 is as follows:

SDG&E ELECTRIC RESOURCES
Supplier	Source	Expiration date	Megawatts (MW)
PURCHASED-POWER CONTRACTS:
Department of Water Resources (DWR)-
allocated contracts:
JP Morgan	Natural gas	2010	325
Sunrise Power Co. LLC	Natural gas	2012	570
Other (5 contracts)	Natural gas/Wind	2011 to 2013	259
Total			1,154
Other contracts with Qualifying Facilities (QFs)(1):
Applied Energy Inc.	Cogeneration	2019	116
Yuma Cogeneration	Cogeneration	2024	56
Goal Line Limited Partnership	Cogeneration	2025	50
Other (18 contracts)	Cogeneration	2009(2) and thereafter	48
Total			270
Other contracts with renewable sources:
Oasis Power Partners	Wind	2019	60
Kumeyaay	Wind	2025	50
Covanta Delano	Bio-mass	2017	49
Iberdrola Renewables	Wind	2018	25
WTE/FPL	Wind	2019	17
PacificCorp	Wind	2010	200
NaturEner	Wind	2024	210
Other (9 contracts)	Bio-gas/Hydro	2012 to 2022	33
Total			644
Other long-term and tolling contracts(3):
Cabrillo Power I, LLC	Natural gas	2010	964
Dynegy South Bay Holdings, LLC	Natural gas	2009(4)	704
Otay Mesa Energy Center LLC	Natural gas	2019	573
Portland General Electric (PGE)	Coal	2013	89
Enernoc	Demand response/
	Distributed generation	2016	25
Total			2,355
Total contracted			4,423

GENERATION:
Palomar	Natural gas		560
SONGS	Nuclear		430
Miramar	Natural gas		96
Total generation			1,086
TOTAL CONTRACTED AND GENERATION			5,509
(1)

A QF is a generating facility which meets the requirements for QF status under the Public Utility Regulatory Policies Act of 1978. It includes cogeneration facilities, which produce electricity and another form of useful thermal energy (such as heat or steam) used for industrial, commercial, residential or institutional purposes. It also includes small power production facilities, which are generating facilities whose primary energy source is renewable (hydro, wind, solar, etc.), biomass, waste, or geothermal resources. Small power production facilities are generally limited in size to 80 MW.

(2)			One 25-MW contract expired effective January 1, 2010.
(3)			Tolling contracts are purchased-power agreements under which we provide the fuel for generation to the energy supplier.
(4)			This contract expired effective January 1, 2010.

Under the contract with PGE, SDG&E pays a capacity charge plus a charge based on the amount of energy received and/or PGE's non-fuel costs. Costs under most of the contracts with QFs are based on SDG&E's avoided cost. Charges under the remaining contracts are for firm and as-available energy, and are based on the amount of energy received or are tolls based on available capacity. The prices under these contracts are based on the market value at the time the contracts were negotiated.

Natural Gas Supply

SDG&E buys natural gas under short-term contracts for its Palomar and Miramar generating facilities and for the Cabrillo Power I, LLC and Otay Mesa Energy Center LLC tolling contracts. Purchases are from various southwestern U.S. suppliers and are primarily based on published monthly bid-week indices. SDG&E's natural gas is delivered from southern California border receipt points to the SoCal CityGate pool via firm access rights which expire on March 31, 2011.  The natural gas is then delivered from the SoCal CityGate pool to the generating facilities through SoCalGas' pipelines in accordance with a transportation agreement that expires on May 31, 2011. SDG&E has also contracted with SoCalGas for natural gas storage from April 1, 2009 to March 31, 2010.

SDG&E also buys natural gas as the California DWR's limited agent for the DWR-allocated contracts. Most of the natural gas deliveries for the DWR-allocated contracts are transported through the Kern River Gas Transmission Pipeline under a long-term transportation agreement. The DWR is financially responsible for the costs of gas and transportation.

SONGS

SDG&E has a 20-percent ownership interest in SONGS, which is located south of San Clemente, California. SONGS consists of two operating nuclear generating units: Units 2 and 3. Unit 1 is permanently shut down and is being decommissioned. The city of Riverside owns 1.79 percent of Units 2 and 3, and Southern California Edison (Edison), the operator of SONGS, owns the remaining interest.

Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 MW of Unit 2 and 216 MW of Unit 3.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut it down. The decommissioning of Unit 1 is now in progress and its spent nuclear fuel is being stored on site in an independent spent fuel storage installation (ISFSI) licensed by the NRC.

SDG&E has fully recovered the capital invested through December 31, 2003 in SONGS and earns a return only on subsequent capital additions, including SDG&E’s share of costs associated with the steam generator replacement project, which is currently in progress.

We provide additional information concerning the SONGS units and nuclear decommissioning below in "Environmental Matters" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 7, 15 and 17 of the Notes to Consolidated Financial Statements in the Annual Report.

Nuclear Fuel Supply

The nuclear fuel supply cycle includes materials and services (uranium oxide, conversion of uranium oxide to uranium hexafluoride, uranium enrichment services, and fabrication of fuel assemblies) performed by others under various contracts that extend through 2020. The supply contracts are index-priced and provide nuclear fuel supply through 2022, the expiration of SONGS’ NRC license.

Spent fuel from SONGS is being stored on site in both the ISFSI and spent fuel pools. With the completion of the current phase of Unit 1 decommissioning, the site has adequate space to build ISFSI storage capacity through 2022. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel from SONGS. SDG&E pays the DOE a disposal fee of $1.00 per megawatt-hour of net nuclear generation, or $3 million per year. It is uncertain when the DOE will begin accepting spent fuel from any nuclear generation facility.

We provide additional information concerning nuclear-fuel costs and the storage and movement of spent fuel in Notes 15 and 17, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.

Power Pools

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 300 investor-owned and municipal utilities, state and federal power agencies, energy brokers and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms, including market-based rates, preapproved by the FERC.

Transmission Arrangements

SDG&E's 500-kV Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego, California. SDG&E's share of the line is 1,162 MW, although it can be less under certain system conditions.

Mexico's Baja California system is connected to SDG&E's system via two 230-kV interconnections with firm capability of 408 MW in the north to south direction and 800 MW in the south to north direction.

In December 2008, the CPUC approved SDG&E’s Sunrise Powerlink, a new 120-mile, 500-kV transmission line between the Imperial Valley and the San Diego region. The project is in the pre-construction phase, including final engineering, design and procurement activities. SDG&E expects the line to be in commercial operation in 2012. The Sunrise Powerlink is designed to have a path rating of 1,000 MW. We provide further discussion in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Transmission Access

The National Energy Policy Act governs procedures for requests for transmission service. The FERC approved the California investor-owned utilities' (IOUs) transfer of operation and control of their transmission facilities to the Independent System Operator (ISO) in 1998. We provide additional information regarding transmission issues in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

RATES AND REGULATION – SEMPRA UTILITIES

We provide information concerning rates and regulation applicable to the Sempra Utilities in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA GLOBAL

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global includes Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage and Sempra LNG. We provide descriptions of these business units and information concerning their operations under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 3, 4, 5, 17, 18 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

Competition

Sempra Energy’s non-utility businesses are among many others in the energy industry providing similar products and services.  They are engaged in highly competitive activities that require significant capital investments and highly skilled and experienced personnel. Many of their competitors may have significantly greater financial, personnel and other resources than Sempra Global.

Sempra Commodities

Sempra Commodities is primarily comprised of our investment in RBS Sempra Commodities, a joint venture formed in April 2008. This business unit also includes Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

All aspects of RBS Sempra Commodities’ business are intensely competitive and are expected to remain so. Sources of competition include the following:

▪

other brokers and dealers,

▪

investment banking firms,

▪

energy companies, and

▪

other companies that offer similar products and services in the U.S. and globally.

RBS Sempra Commodities’ competition is based on a number of factors, including transaction execution, financing, products and services, innovation, reputation and price.

RBS Sempra Commodities also faces intense competition in attracting and retaining qualified employees. RBS Sempra Commodities’ ability to compete effectively will depend upon the ability to attract new employees and retain and motivate existing employees.

RBS Sempra Commodities’ competitors include Goldman Sachs, JPMorgan, Morgan Stanley and Barclay’s Capital.

The partnership is discussed in Notes 3, 4 and 20 of the Notes to the Consolidated Financial Statements. As we discuss above under “Description of Business,” on February 16, 2010, Sempra Energy, RBS and the partnership entered into an agreement to sell certain businesses within the partnership.

Sempra Generation

For sales of non-contracted power, Sempra Generation is subject to competition from energy marketers, utilities, industrial companies and other independent power producers. For a number of years, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities will continue to be an important part of the nation’s generation portfolio, some regulated utilities are now constructing units powered by renewable resources, often with subsidies or under legislative mandate. These utilities generally have a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms. This recovery allows them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

When Sempra Generation sells power not subject to long-term contract commitments, it is exposed to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel, and the presence of transmission constraints. Additionally, generation from Sempra Generation’s renewable energy assets are exposed to fluctuations in naturally occurring conditions such as wind, weather and hours of sunlight. Some of Sempra Generation’s competitors, such as electric utilities and generation companies, have their own generation capacity, including natural gas, coal and nuclear generation.  These companies, generally larger than Sempra Generation, may have a lower cost of capital and may have competitive advantages as a result of their scale and the location of their generation facilities.

Sempra Generation’s competitors include

▪ Edison Mission Energy	▪ Reliant Energy
▪ FPL Energy LLC	▪ Mirant Energy
▪ Calpine	▪ Dynegy

Sempra Pipelines & Storage

Within its market area, Sempra Pipelines & Storage’s natural gas storage facilities and pipelines compete with other storage facilities and pipelines (both regulated and unregulated systems). It competes primarily on the basis of price (in terms of storage and transportation fees), available capacity, and connections to downstream markets.

Sempra Pipelines & Storage’s competitors include

▪ Iberdrola Renewables (Enstor)	▪ Kinder Morgan
▪ Spectra Energy	▪ Enterprise Product Partners LP
▪ Energy Transfer Partners LP	▪ Boardwalk Pipeline Partners
▪ Plains All-American LP	▪ El Paso Corporation
▪ The Williams Companies	▪ TransCanada
▪ Various independent midstream asset developers

Sempra LNG

New supplies to meet North America’s natural gas demand may be developed from a combination of the following sources:

▪

existing producing basins in the United States, Canada, and Mexico;

▪

frontier basins in Alaska, Canada, and offshore North America;

▪

areas currently restricted from exploration and development due to public policies, such as areas in the Rocky Mountains and offshore Atlantic, Pacific and Gulf of Mexico coasts;

▪

previously inaccessible or uneconomic natural gas reserves through the use of new extraction techniques; and

▪

LNG imported into LNG receipt terminals in operation or under development in the United States, Canada and Mexico.

In addition, the demand for energy currently met by natural gas could alternatively be met by other energy forms such as coal, hydroelectric, oil, wind, solar, geothermal, biomass and nuclear energy. Sempra LNG will, therefore, face competition from each of these energy sources.

Sempra LNG competes with other companies to construct and operate LNG receiving terminals and to purchase LNG. According to the FERC, as of December 31, 2009, there were 15 existing and operating LNG receipt terminals in North America. There are 3 LNG receipt terminals currently under construction. In addition, as of December 31, 2009, there were 63 LNG receipt terminals in 18 countries. There are also other proposed LNG receipt terminals worldwide with which Sempra LNG will compete to be the most economical delivery point for LNG supply of both long-term contracted and spot volumes.

Sempra LNG’s major domestic and international competitors include the following companies and their related LNG affiliates:

▪ Cheniere Energy, Inc.	▪ Cheniere Energy Partners, L.P.
▪ Excelerate Energy, LLC	▪ Dominion Resources, Inc.
▪ GDF Suez S.A.	▪ Southern Union Company
▪ El Paso Corporation	▪ Royal Dutch Shell plc
▪ Eni, S.p.A.	▪ OAO Gazprom
▪ Chevron Corporation	▪ Statoil A.S.A.

ENVIRONMENTAL MATTERS

We discuss environmental issues affecting us in Notes 15, 16 and 17 of the Notes to Consolidated Financial Statements in the Annual Report. You should read the following additional information in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative mechanism, allowing California's IOUs to recover hazardous waste cleanup costs for certain sites, including those related to certain Superfund sites. This mechanism permits the Sempra Utilities to recover in rates 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses. In addition, the Sempra Utilities have the opportunity to retain a percentage of any recoveries from insurance carriers and other third parties to offset the cleanup and associated litigation costs not recovered in rates.

At December 31, 2009, we had accrued estimated remaining investigation and remediation liabilities of $1.5 million at SDG&E and $27.9 million at SoCalGas, both related to hazardous waste sites for which the Hazardous Waste Collaborative mechanism authorizes us to recover 90 percent of the costs. The accruals include costs for numerous locations, most of which had been manufactured-gas plants. This estimated cost excludes remediation costs of $5.9 million associated with SDG&E's former fossil-fuel power plants and other locations for which the cleanup costs are not being recovered in rates. We believe that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on our consolidated results of operations or financial position.

We record estimated liabilities for environmental remediation when amounts are probable and estimable. In addition, we record amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism as regulatory assets.

Air and Water Quality

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards, such as those established by the CARB. We discuss these standards in "Government Regulation – California Utility Regulation" above. The Sempra Utilities generally recover in rates the costs to comply with these standards.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS have an agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS. SDG&E's share of the mitigation costs is estimated to be $47 million, of which $33 million had been incurred through December 31, 2009, and $14 million is accrued for the remaining costs through 2050. In 2008, an artificial kelp reef project was completed. The remaining costs are to complete a wetlands project and maintain both projects through 2050.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Sempra Energy

Name	Age(1)	Position(1)(2)
Donald E. Felsinger	62	Chairman and Chief Executive Officer
Neal E. Schmale	63	President and Chief Operating Officer
Javade Chaudhri	57	Executive Vice President and General Counsel
Jessie J. Knight, Jr. (until April 3, 2010)(2)	59	Executive Vice President – External Affairs
Debra L. Reed (effective April 3, 2010)(2)	53	Executive Vice President
Mark A. Snell	53	Executive Vice President and Chief Financial Officer
Joseph A. Householder	54	Senior Vice President, Controller and Chief Accounting Officer
Charles A. McMonagle (until July 1, 2010)(3)	60	Senior Vice President and Treasurer
G. Joyce Rowland	55	Senior Vice President – Human Resources
(1) Ages and, except as otherwise noted, positions are as of February 25, 2010.

(2) On April 3, 2010, the following organizational changes will be effective:

▪

Mr. Knight will become the Chief Executive Officer of SDG&E and relinquish his position as Executive Vice President – External Affairs of Sempra Energy.

▪

Ms. Reed will become an Executive Vice President of Sempra Energy and relinquish her positions with SDG&E, PE and SoCalGas.

(3) Mr. McMonagle will retire effective July 1, 2010.

Each officer has been an officer of Sempra Energy or its subsidiaries for more than the last five years, except for Mr. Knight. Prior to joining Sempra Energy in 2006, Mr. Knight was the President and Chief Executive Officer of the San Diego Regional Chamber of Commerce since 1999.

SDG&E, PE and SoCalGas

Name	Age(1)	Position(1)(2)
SAN DIEGO GAS & ELECTRIC COMPANY
Debra L. Reed (until April 3, 2010)(2)	53	Chairperson, President and Chief Executive Officer
Jessie J. Knight, Jr. (effective April 3, 2010)(2)	59	Chief Executive Officer
Michael R. Niggli	60	Chief Operating Officer
Michael R. Niggli (effective April 3, 2010)(2)	60	President and Chief Operating Officer
James P. Avery	53	Senior Vice President – Power Supply
J. Chris Baker	50	Senior Vice President and Chief Information Officer
Lee Schavrien (until April 3, 2010)(2)	55	Senior Vice President – Regulatory and Finance
Lee Schavrien (effective April 3, 2010)(2)	55	Senior Vice President – Finance, Regulatory and Legislative Affairs
Anne S. Smith (until April 3, 2010)(2)	56	Senior Vice President – Customer Services
W. Davis Smith (until April 3, 2010)(2)	60	Senior Vice President and General Counsel
W. Davis Smith (effective April 3, 2010)(2)	60	Vice President and General Counsel
Lee M. Stewart (until April 3, 2010)(2)	64	Senior Vice President – Gas Operations
Robert M. Schlax	54	Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

PACIFIC ENTERPRISES
Debra L. Reed (until April 3, 2010)(2)	53	Chairperson, President and Chief Executive Officer
Michael W. Allman (effective April 3, 2010)(2)	49	President and Chief Executive Officer
Michael R. Niggli (until April 3, 2010)(2)	60	Chief Operating Officer
Anne S. Smith (effective April 3, 2010)(2)	56	Chief Operating Officer
Robert M. Schlax(3)	54	Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

SOUTHERN CALIFORNIA GAS COMPANY
Debra L. Reed (until April 3, 2010)(2)	53	Chairperson, President and Chief Executive Officer
Michael W. Allman (effective April 3, 2010)(2)	49	President and Chief Executive Officer
Michael R. Niggli (until April 3, 2010)(2)	60	Chief Operating Officer
Anne S. Smith (effective April 3, 2010)(2)	56	Chief Operating Officer
J. Chris Baker	50	Senior Vice President and Chief Information Officer
Michael Gallagher (effective May 1, 2010)(4)	45	Senior Vice President – Operations
Lee Schavrien (until April 3, 2010)(2)	55	Senior Vice President – Regulatory and Finance
Lee Schavrien (effective April 3, 2010)(2)	55	Senior Vice President – Finance, Regulatory and Legislative Affairs
Anne S. Smith (until April 3, 2010)(2)	56	Senior Vice President – Customer Services
W. Davis Smith (until April 3, 2010)(2)	60	Senior Vice President and General Counsel
Lee M. Stewart(2)(5)	64	Senior Vice President – Gas Operations
Robert M. Schlax(3)	54	Vice President Controller, Chief Financial Officer and Chief Accounting Officer
(1) Ages and, except as otherwise noted, positions are as of February 25, 2010.

(2) On April 3, 2010, the following organizational changes will be effective:

▪

Ms. Reed will become an Executive Vice President of Sempra Energy and relinquish her positions with SDG&E, PE and SoCalGas.

▪

Mr. Knight will become the Chief Executive Officer of SDG&E and relinquish his position as Executive Vice President – External Affairs of Sempra Energy.

▪

Mr. Niggli will become the President and remain the Chief Operating Officer of SDG&E and relinquish his positions with PE and SoCalGas.

▪

Mr. Schavrien will become the Senior Vice President – Finance, Regulatory and Legislative Affairs of SDG&E and SoCalGas.

▪

Ms. Smith will become the Chief Operating Officer of PE and SoCalGas and relinquish her Senior Vice President positions with SDG&E and SoCalGas.

▪

Mr. Smith will become Vice President and General Counsel of SDG&E and relinquish his positions with SoCalGas.

▪

Mr. Allman will become the President and Chief Executive Officer of PE and SoCalGas and relinquish his position as Vice President of Sempra Energy.

▪

Mr. Stewart will remain the Senior Vice President – Gas Operations of SoCalGas and relinquish his position with SDG&E.

(3) Mr. Schlax will remain the Vice President, Controller, Chief Financial Officer and Chief Accounting Officer of SDG&E and relinquish his positions with PE and SoCalGas at a date yet to be determined.

(4) Mr. Gallagher will become the Senior Vice President – Operations of SoCalGas effective May 1, 2010.
(5) Mr. Stewart will retire from SoCalGas in late 2010.

Each executive officer of SDG&E, PE and SoCalGas has been an officer or employee of Sempra Energy or its subsidiaries for more than the last five years, except for Messrs. Knight, Schlax and Gallagher. Prior to joining Sempra Energy in 2006, Mr. Knight was the President and Chief Executive Officer of the San Diego Regional Chamber of Commerce since 1999. Prior to joining SDG&E in 2005, Mr. Schlax was Chief Financial Officer, Treasurer and Vice President of Finance of Mercury Air Group, Inc. since 2002. Prior to joining Sempra Energy in 2006, from 1999 through 2006, Mr. Gallagher was a partner and director of Sterling Energy Operations, LLC, which provides management consulting services to electric/power companies.

OTHER MATTERS

Employees of Registrants

As of December 31, each company had the following number of employees:

	December 31,
	2009	2008
Sempra Energy Consolidated	13,839	13,673
SDG&E	5,067	4,833
SoCalGas	7,136	7,188

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans expires on September 30, 2011.

Field employees and some clerical and technical employees at SDG&E are represented by the International Brotherhood of Electrical Workers. The collective bargaining agreement for these employees covering wages, hours and working conditions is in effect through August 31, 2011. For these same employees, the agreement covering pension and savings plan benefits is in effect through December 4, 2010, and the agreement covering health and welfare benefits is in effect through December 31, 2011.

ITEM 1A.  RISK FACTORS

When evaluating our company and its subsidiaries, you should consider carefully the following risk factors and all other information contained in this report. These risk factors could affect our actual results and cause such results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following occurs, our business, cash flows, results of operations and financial condition could be seriously harmed. In addition, the trading price of our securities could decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning our company set forth in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Sempra Energy's cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries.

Sempra Energy's ability to pay dividends and meet its debt obligations depends on cash flows from its subsidiaries and, in the short term, its ability to raise capital from external sources. In the long term, cash flows from the subsidiaries depend on their ability to generate operating cash flows in excess of their own capital expenditures and long-term debt obligations. In addition, the subsidiaries are separate and distinct legal entities and could be precluded from making such distributions under certain circumstances, including as a result of legislation or regulation or in times of financial distress.

Our businesses may be adversely affected by conditions in the financial markets and economic conditions generally.

Our businesses are capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and refund outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations.

The credit markets and financial services industry have recently experienced a period of extreme world-wide turmoil characterized by the bankruptcy, failure, collapse or sale of many financial institutions and by extraordinary levels of government intervention and proposals for further intervention and additional regulation.

Limitations on the availability of credit and increases in interest rates or credit spreads may adversely affect our liquidity and results of operations. In difficult credit markets, we may find it necessary to fund our operations and capital expenditures at a higher cost or we may be unable to raise as much funding as we need to support business activities. This could cause us to reduce capital expenditures and could increase our cost of funding, both of which could reduce our short-term and long-term profitability.

The availability and cost of credit for our businesses may be greatly affected by credit ratings. If the credit ratings of SoCalGas or SDG&E were to be reduced, their businesses could be adversely affected and any reduction in Sempra Energy's ratings could adversely affect its non-utility subsidiaries.

Risks Related to All Sempra Energy Subsidiaries

Our businesses are subject to complex government regulations and may be adversely affected by changes in these regulations or in their interpretation or implementation.

In recent years, the regulatory environment that applies to the electric power and natural gas industries has undergone significant changes, on both federal and state levels. These changes have affected the nature of these industries and the manner in which their participants conduct their businesses. These changes are ongoing, and we cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on our businesses. Moreover, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us and our facilities. Our business is subject to increasingly complex accounting and tax requirements, and the laws and regulations that affect us may change in response to economic or political conditions. Compliance with these requirements could increase our operating costs, and new tax legislation, regulations or other interpretations could materially affect our tax expense. Future changes in laws and regulations may have a detrimental effect on our business, cash flows, financial condition and results of operations.

Our operations are subject to rules relating to transactions among the Sempra Utilities and other Sempra Energy operations. These rules are commonly referred to as the Affiliate Transaction Rules. These businesses could be adversely affected by changes in these rules or by additional CPUC or FERC rules that further restrict our ability to sell electricity or natural gas, or to trade with the Sempra Utilities and with each other. Affiliate Transaction Rules also could require us to obtain prior approval from the CPUC before entering into any such transactions with the Sempra Utilities. Any such restrictions or approval requirements could adversely affect the LNG receiving terminals, natural gas pipelines, electric generation facilities, or trading operations of our subsidiaries.

Sempra Generation has various proceedings, inquiries and investigations relating to its business activities currently pending before the FERC. A description of such proceedings, inquiries and investigations is provided in Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

Our businesses require numerous permits and other governmental approvals from various federal, state, local and foreign governmental agencies; any failure to obtain or maintain required permits or approvals could cause our sales to decline and/or our costs to increase.

All of our existing and planned development projects require multiple permits. The acquisition, ownership and operation of LNG receiving terminals, natural gas pipelines and storage facilities, and electric generation facilities require numerous permits, approvals and certificates from federal, state, local and foreign governmental agencies. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed in litigation. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to operate our facilities, or we may be forced to incur additional costs.

Our businesses have significant environmental compliance costs, and future environmental compliance costs could adversely affect our profitability.

We are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection, including, in particular, climate change and GHG emissions. We are required to obtain numerous governmental permits, licenses and other approvals to construct and operate our businesses. Additionally, to comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment, mitigation costs and emissions fees. In addition, we are generally responsible for all on-site liabilities associated with the environmental condition of our electric generation facilities and other energy projects, regardless of when the liabilities arose and whether they are known or unknown. If we fail to comply with applicable environmental laws, we may be subject to penalties, fines and/or curtailments of our operations.

The scope and effect of new environmental laws and regulations, including their effects on our current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation and regulation may have substantial effects on our operations, operating costs, and the scope and economics of proposed expansion. In particular, state-level laws and regulations, as well as proposed national and international legislation and regulation relating to the control and reduction of GHG emissions (including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride), may limit or otherwise adversely affect our operations. The implementation of recent California legislation and proposed federal legislation and regulation may adversely affect our unregulated businesses by imposing additional costs associated with emission limits, controls and the possible requirement of carbon taxes or the purchase of emissions credits. Similarly, the Sempra Utilities may be affected if costs are not recoverable in rates. The effects of existing and proposed greenhouse gas emission reduction standards may cause rates to increase to levels that substantially reduce customer demand and growth. In addition, SDG&E may be subject to penalties if certain mandated renewable energy goals are not met.

In addition, existing and future laws and regulation on mercury, nitrogen and sulfur oxides, particulates, or other emissions could result in requirements for additional pollution control equipment or emission fees and taxes that could adversely affect us. Moreover, existing rules and regulations may be interpreted or revised in ways that may adversely affect us and our facilities and operations.

We provide further discussion of these matters in Notes 15, 16 and 17 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect our business, earnings and cash flows.

Like other major industrial facilities, ours may be damaged by natural disasters, catastrophic accidents, or acts of terrorism. Such facilities include

▪ generation	▪ chartered LNG tankers
▪ electric transmission and distribution	▪ natural gas pipelines and storage
▪ LNG receipt terminals and storage

Such incidents could result in severe business disruptions, significant decreases in revenues, or significant additional costs to us. Any such incident could have a material adverse effect on our financial condition, earnings and cash flows.

Depending on the nature and location of the facilities affected, any such incident also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or cause personal injuries. Any of these consequences could lead to significant claims against us. Insurance coverage may become unavailable for certain of these risks, and any insurance proceeds we receive may be insufficient to cover our losses or liabilities, which could materially adversely affect our financial condition, earnings and cash flows.

Our future results of operations, financial condition, and cash flows may be materially adversely affected by the outcome of pending litigation against us.

Sempra Energy and its subsidiaries are defendants in numerous lawsuits. We have spent, and continue to spend, substantial amounts defending these lawsuits, and in related investigations and regulatory proceedings. In particular, SDG&E is subject to numerous lawsuits arising out of San Diego County wildfires in 2007, and Sempra Generation is subject to extensive litigation regarding a major long-term power agreement. We discuss these and other litigation in Note 17 of the Notes to Consolidated Financial Statements in the Annual Report. The uncertainties inherent in legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. In addition, California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and could materially adversely affect our business, cash flows, results of operations and financial condition.

We discuss these proceedings in Note 17 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Risks Related to the Sempra Utilities

The Sempra Utilities are subject to extensive regulation by state, federal and local legislative and regulatory authorities, which may adversely affect the operations, performance and growth of their businesses.

The CPUC regulates the Sempra Utilities' rates, except SDG&E's electric transmission rates, which are regulated by the FERC. The CPUC also regulates the Sempra Utilities':

▪ conditions of service	▪ rates of depreciation
▪ capital structure	▪ long-term resource procurement
▪ rates of return	▪ sales of securities

The CPUC conducts various reviews and audits of utility performance, compliance with CPUC regulations and standards, affiliate relationships and other matters. These reviews and audits may result in disallowances and penalties that could adversely affect earnings and cash flows. We discuss various CPUC proceedings relating to the Sempra Utilities' rates, costs, incentive mechanisms, and performance-based regulation in Notes 15 and 16 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

The Sempra Utilities may spend funds related to a major capital project prior to receiving regulatory approval. If the project does not receive regulatory approval or if management decides not to proceed with the project, they may not be able to recover all amounts spent for that project, which could adversely affect earnings and cash flows.

The CPUC periodically approves the Sempra Utilities' rates based on authorized capital expenditures, operating costs and an authorized rate of return on investment. If actual capital expenditures and operating costs were to exceed the amount approved by the CPUC, earnings and cash flows could be adversely affected.

The CPUC applies performance-based measures and incentive mechanisms to all California utilities. Under these, earnings potential above authorized base margins is tied to achieving or exceeding specific performance and operating goals, rather than relying solely on expanding utility plant to increase earnings. At the Sempra Utilities, the areas that are eligible for incentives are operational activities such as employee safety, energy efficiency programs and, at SoCalGas, natural gas procurement and unbundled natural gas storage and system operator hub services. Although the Sempra Utilities have received incentive awards in the past, there can be no assurance that they will receive awards in the future, or that any future awards earned would be in amounts comparable to prior periods. Additionally, if the Sempra Utilities fail to achieve certain minimum performance levels established under such mechanisms, they may be assessed financial disallowances or penalties which could negatively affect earnings and cash flows.

The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on transmission investments, and other similar matters involving SDG&E.

The Sempra Utilities may be adversely affected by new regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how they operate, could affect their ability to recover various costs through rates or adjustment mechanisms, or could require them to incur additional expenses.

The construction and expansion of the Sempra Utilities' natural gas pipelines, SoCalGas' storage facilities, and SDG&E's electric transmission and distribution facilities require numerous permits and approvals from federal, state and local governmental agencies. If there are delays in obtaining required approvals, or failure to obtain or maintain required approvals, or to comply with applicable laws or regulations, the Sempra Utilities' business, cash flows, results of operations and financial condition could be materially adversely affected.

SDG&E may incur substantial costs and liabilities as a result of its ownership of nuclear facilities.

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California, operated by Southern California Edison Company. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SDG&E's ownership interest in SONGS subjects it to the risks of nuclear generation, which include

▪

the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

▪

limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

▪

uncertainties with respect to the technological and financial aspects of replacing steam generators or other equipment, and the decommissioning of nuclear plants.

Risks Related to our Electric Generation, LNG, Pipelines & Storage, Commodities Marketing and Other Businesses

Our businesses are exposed to market risk, and our financial condition, results of operations, cash flows and liquidity may be adversely affected by fluctuations in commodity market prices that are beyond our control.

Sempra Generation generates electricity that it sells under long-term contracts and into the spot market or other competitive markets. It purchases natural gas to fuel its power plants and may also purchase electricity in the open market to satisfy its contractual obligations. As part of its risk management strategy, Sempra Generation may hedge a substantial portion of its electricity sales and natural gas purchases to manage its portfolio.

We buy energy-related and other commodities from time to time, for power plants or for LNG receipt terminals to satisfy contractual obligations with customers, in regional markets and other competitive markets in which we compete. Our revenues and results of operations could be adversely affected if the prevailing market prices for electricity, natural gas, LNG or other commodities that we buy change in a direction or manner not anticipated and for which we had not provided through purchase or sale commitments or other hedging transactions.

Unanticipated changes in market prices for energy-related and other commodities result from multiple factors, including:

▪

weather conditions

▪

seasonality

▪

changes in supply and demand

▪

transmission or transportation constraints or inefficiencies

▪

availability of competitively priced alternative energy sources

▪

commodity production levels

▪

actions by the Organization of the Petroleum Exporting Countries with respect to the supply of crude oil

▪

federal, state and foreign energy and environmental regulation and legislation

▪

natural disasters, wars, embargoes and other catastrophic events

▪

expropriation of assets by foreign countries

The FERC has jurisdiction over wholesale power and transmission rates, independent system operators, and other entities that control transmission facilities or that administer wholesale power sales in some of the markets in which we operate. The FERC may impose additional price limitations, bidding rules and other mechanisms, or terminate existing price limitations from time to time. Any such action by the FERC may result in prices for electricity changing in an unanticipated direction or manner and, as a result, may have an adverse effect on our sales and results of operations.

Business development activities may not be successful and projects under construction may not commence operation as scheduled, which could increase our costs and impair our ability to recover our investments.

The acquisition, development, construction and expansion of LNG receiving terminals, natural gas pipelines and storage facilities, electric generation facilities, and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built.

Success in developing a particular project is contingent upon, among other things:

▪

negotiation of satisfactory engineering, procurement and construction agreements

▪

negotiation of supply and natural gas sales agreements or firm capacity service agreements

▪

receipt of required governmental permits

▪

timely implementation and satisfactory completion of construction

Successful completion of a particular project may be adversely affected by:

▪

unforeseen engineering problems

▪

construction delays and contractor performance shortfalls

▪

work stoppages

▪

equipment supply

▪

adverse weather conditions

▪

environmental and geological conditions

▪

other factors

If we are unable to complete the development of a facility, we typically will not be able to recover our investment in the project.

The operation of existing and future facilities also involves many risks, including the breakdown or failure of generation or regasification and storage facilities or other equipment or processes, labor disputes, fuel interruption, and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, regasification, storage and transmission systems. The occurrence of any of these events could lead to operating facilities below expected capacity levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Such occurrences could adversely affect our business, cash flows and results of operations.

We may elect not to, or may not be able to, enter into long-term supply and sales agreements or long-term firm capacity agreements for our projects, which would subject our sales to increased volatility and our businesses to increased competition.

The electric generation and wholesale power sales industries have become highly competitive. As more plants are built and competitive pressures increase, wholesale electricity prices may become more volatile. Without the benefit of long-term power sales agreements, such as the 10-year power sales agreement between Sempra Generation and the DWR that expires in 2011, our sales may be subject to increased price volatility. As a result, we may be unable to sell the power generated by Sempra Generation's facilities or operate those facilities profitably.

Sempra LNG utilizes its receipt terminals by entering into long-term capacity agreements. Under these agreements, customers pay Sempra LNG capacity reservation fees to receive, store and regasify the customer's LNG. Sempra LNG also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified at its terminals for sale to other parties. The long-term supply agreement contracts are expected to reduce our exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying LNG supply prices to prevailing natural gas price market price indices. However, if Sempra LNG is unable to obtain sufficient long-term agreements or if the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, reduced availability of LNG to the United States and Mexico due to inadequate supplies, increased demand and higher prices in other countries, abundant domestic supplies of natural gas and delays in the development of new liquefaction capacity could affect the timing of development of new LNG facilities and expansion of our existing LNG facilities. These conditions also are likely to delay attainment of full-capacity utilization at our facilities. Our potential LNG suppliers also may be subject to international political and economic pressures and risks, which may also affect the supply of LNG.

Sempra Pipelines & Storage's natural gas pipeline operations are dependent on supplies of LNG and/or natural gas from their transportation customers, which may include Sempra LNG facilities.

We provide information about these matters in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

Our businesses depend on counterparties, business partners, customers, and suppliers performing in accordance with their agreements. If they fail to perform, we could incur substantial expenses and be exposed to commodity price risk and volatility, which could adversely affect our liquidity, cash flows and results of operations.

We are exposed to the risk that counterparties, business partners, customers, and suppliers that owe money or commodities as a result of market transactions or other long-term agreements will not perform their obligations under such agreements. Should they fail to perform, we may be required to acquire alternative hedging arrangements or to honor the underlying commitment at then-current market prices. In such event, we may incur additional losses to the extent of amounts already paid to such counterparties or suppliers. In addition, we often extend credit to counterparties and customers. While we perform significant credit analyses prior to extending credit, we are exposed to the risk that we may not be able to collect amounts owed to us.

Sempra LNG's obligations and those of its suppliers for LNG supplies are contractually subject to 1) suspension or termination for "force majeure" events beyond the control of the parties; and 2) substantial limitations of remedies for other failures to perform, including limitations on damages to amounts that could be substantially less than those necessary to provide full recovery of costs for breach of the agreements.

If California's DWR were to succeed in setting aside, or were to fail to perform its obligations under its long-term power contract with Sempra Generation, our business, results of operations and cash flows will be materially adversely affected.

In 2001, Sempra Generation entered into a 10-year power sales agreement with the DWR to supply up to 1,900 MW to the state. The power sales agreement with the DWR continues to be the subject of extensive litigation between the parties before the FERC, in the courts and in arbitration proceedings. If the DWR were to succeed in setting aside its obligations under the contract, or if the DWR fails or is unable to meet its contractual obligations on a timely basis, it could have a material adverse effect on our business, results of operations, cash flows and financial condition. These proceedings are described in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. As described in Note 17 of the Notes to Consolidated Financial Statements, we unilaterally reduced our price to the DWR in connection with an agreement to settle other litigation.

We rely on transportation assets and services that we do not own or control to deliver electricity and natural gas.

We depend on electric transmission lines, natural gas pipelines, and other transportation facilities owned and operated by third parties to:

1) deliver the electricity and natural gas we sell to wholesale markets,

2) supply natural gas to our electric generation facilities, and

3) provide retail energy services to customers.

Sempra Pipelines & Storage also depends on natural gas pipelines to interconnect with their ultimate source or customers of the commodities they are transporting. Sempra LNG also relies on specialized ships to transport LNG to its facilities and on natural gas pipelines to transport natural gas for customers of the facilities. If transportation is disrupted, or if capacity is inadequate, our ability to sell and deliver our products and services may be hindered. As a result, we may be responsible for damages incurred by our customers, such as the additional cost of acquiring alternative natural gas supplies at then-current spot market rates.

We cannot and do not attempt to fully hedge our assets or contract positions against changes in commodity prices. Our hedging procedures may not work as planned.

To reduce financial exposure related to commodity price fluctuations, we may enter into contracts to hedge our known or anticipated purchase and sale commitments, inventories of natural gas and LNG, electric generation capacity, and natural gas storage and pipeline capacity. As part of this strategy, we may use forward contracts, physical purchase and sales contracts, futures, financial swaps, and options. We do not hedge the entire exposure to market price volatility of our assets or our contract positions, and the coverage will vary over time. To the extent we have unhedged positions, or if our hedging strategies do not work as planned, fluctuating commodity prices could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risk management procedures may not prevent losses.

Although we have in place risk management systems and control systems that use advanced methodologies to quantify and manage risk, these systems may not always prevent material losses. Risk management procedures may not always be followed as required by the companies or may not always work as planned. In addition, daily value-at-risk and loss limits are based on historic price movements. If prices significantly or persistently deviate from historic prices, the limits may not protect us from significant losses. As a result of these and other factors, there is no assurance that our risk management procedures will prevent losses that would negatively affect our business, results of operations, cash flows and financial condition.

Our international businesses are exposed to different local, regulatory and business risks and challenges, which could have a material adverse effect on our financial condition, cash flows and results of operations.

We have interests in electricity generation and transmission, natural gas distribution and transportation, and LNG terminal projects in Mexico. Sempra Pipelines & Storage has ownership interests in electricity and natural gas distribution businesses in Argentina, Chile and Peru. We have an ownership interest in RBS Sempra Commodities, which has trading, marketing and risk management operations in Canada, Europe and Asia. Developing infrastructure projects, owning energy assets, and operating businesses in foreign jurisdictions subject us to significant political, legal and financial risks that vary by country, including:

▪

changes in foreign laws and regulations, including tax and environmental laws and regulations, and U.S. laws and regulations related to foreign operations

▪

high rates of inflation

▪

changes in government policies or personnel

▪

trade restrictions

▪

limitations on U.S. company ownership in foreign countries

▪

permitting and regulatory compliance

▪

changes in labor supply and labor relations

▪

adverse rulings by foreign courts or tribunals, challenges to permits, difficulty in enforcing contractual rights, and unsettled property rights and titles in Mexico and other foreign jurisdictions

▪

general political, economic and business conditions

Our international businesses also are subject to foreign currency risks. These risks arise from both volatility in foreign currency exchange and inflation rates and devaluations of foreign currencies. In such cases, an appreciation of the U.S. dollar against a local currency could reduce the amount of cash and income received from those foreign subsidiaries. Fluctuations in foreign currency exchange and inflation rates may result in increased taxes in foreign countries. While Sempra Pipelines & Storage believes that it has contracts and other measures in place to mitigate its most significant foreign currency exchange risks, some exposure is not fully mitigated.

Other Risks

Sempra Energy has substantial investments and other obligations in businesses that it does not control or manage.

Sempra Energy is a partner with RBS in RBS Sempra Commodities, a commodities-marketing firm in which we invested $1.6 billion. RBS, which has been greatly affected by the world-wide turmoil in banking and is now indirectly controlled by the government of the United Kingdom, is obligated to provide all of the additional capital required for the operation and expansion of the commodities-marketing business. As we discuss above under “Description of Business,” on February 16, 2010, Sempra Energy, RBS and RBS Sempra Commodities entered into an agreement to sell certain businesses within the joint venture.

We also own a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a joint venture which completed construction in 2009 of a 1,679-mile natural gas pipeline at an estimated cost of approximately $6.8 billion. Rockies Express is controlled by Kinder Morgan Energy Partners, which holds a 50-percent interest.

We have also guaranteed a portion of the debt and other obligations of RBS Sempra Commodities and debt of Rockies Express as we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. We also have smaller investments in other entities that we do not control or manage.

We do not control and have limited influence over these businesses and their management. In addition to the other risks inherent in these businesses, if their management were to fail to perform adequately or the other investors in the businesses were unable or otherwise failed to perform their obligations to provide capital and credit support for these businesses, it could have a material adverse effect on our results of operations, financial position and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

ELECTRIC PROPERTIES – SDG&E

At December 31, 2009, SDG&E owns and operates three natural gas-fired power plants:

1.

 a 560-MW electric generation facility (the Palomar generation facility) in Escondido, California

2.

 a 47.6-MW electric generation peaking facility (the Miramar I generation facility) in San Diego, California

3.

 a 48.6-MW electric generation peaking facility (the Miramar II generation facility) in San Diego, California

SDG&E has exercised its option to purchase the 480-MW El Dorado natural gas-fired power plant located in Boulder City, Nevada from Sempra Generation in 2011.

SDG&E's interest in SONGS is described above in "Electric Utility Operations – SONGS."

At December 31, 2009, SDG&E's electric transmission and distribution facilities included substations, and overhead and underground lines. These electric facilities are located in San Diego, Imperial and Orange counties of California and in Arizona. The facilities consist of 1,920 miles of transmission lines and 22,297 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

NATURAL GAS PROPERTIES – SEMPRA UTILITIES

At December 31, 2009, SDG&E's natural gas facilities, which are located in San Diego and Riverside counties of California, consisted of the Moreno and Rainbow compressor stations, 168 miles of transmission pipelines, 8,419 miles of distribution mains and 6,342 miles of service lines.

At December 31, 2009, SoCalGas’ natural gas facilities included 2,899 miles of transmission and storage pipelines, 49,595 miles of distribution pipelines and 47,256 miles of service pipelines. They also included 11 transmission compressor stations and 4 underground natural gas storage reservoirs with a combined working capacity of 133.4 billion cubic feet (Bcf).

ENERGY PROPERTIES – SEMPRA GLOBAL

At December 31, 2009, Sempra Generation operates or owns interests in power plants in Arizona, California, Nevada, Indiana, Hawaii and Mexico with a total capacity of 2,740 MW. We provide additional information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Generation leases or owns property in Arizona, Nevada, Hawaii and Mexico for potential development of solar and wind electric generation facilities.

At December 31, 2009, Sempra Pipelines & Storage's operations in Mexico included 1,858 miles of distribution pipelines, 216 miles of transmission pipelines and 2 compressor stations.

In 2006, Sempra Pipelines & Storage and Proliance Transportation and Storage, LLC acquired three existing salt caverns representing 10 Bcf to 12 Bcf of potential natural gas storage capacity in Cameron Parish, Louisiana, with plans for development of a natural gas storage facility.

Sempra Pipelines & Storage operates Mobile Gas, a small natural gas distribution utility located in Mobile and Baldwin counties in Alabama. Its property consists of distribution mains, service lines and regulating equipment.

In Washington County, Alabama, Sempra Pipelines & Storage operates an 11.4 Bcf natural gas storage facility under a land lease, with plans to expand total working capacity to 27 Bcf. Sempra Pipelines & Storage also owns land in Simpson County, Mississippi, with plans to develop natural gas storage with a working capacity of 30 Bcf. Portions of both these properties are currently under construction.

Sempra LNG operates its Energía Costa Azul LNG receipt terminal on land it owns in Baja California, Mexico and has a land lease in Hackberry, Louisiana, where it operates its Cameron LNG receipt terminal. Sempra LNG also owns land in Port Arthur, Texas, for potential development.

OTHER PROPERTIES

Sempra Energy occupies its 19-story corporate headquarters building in San Diego, California, pursuant to an operating lease that expires in 2015. The lease has two five-year renewal options.

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles, California, pursuant to an operating lease expiring in 2011. The lease has six five-year renewal options.

SDG&E occupies a six-building office complex in San Diego pursuant to two separate operating leases, both ending in December 2017. One lease has four five-year renewal options and the other lease has three five-year renewal options.

Sempra Global leases office facilities at various locations in the U.S. and Mexico with the leases ending from 2010 to 2035.

Sempra Energy, SDG&E and SoCalGas own or lease other land, easements, rights of way, warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of their business.

ITEM 3. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 15, 16 and 17 of the Notes to Consolidated Financial Statements, or 2) referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The common stock, related shareholder, and dividend restriction information required by Item 5 is included in "Common Stock Data" in the Annual Report.

PERFORMANCE GRAPH -- COMPARATIVE TOTAL SHAREHOLDER RETURNS

The performance graph required by Item 5 is provided in "Performance Graph – Comparative Total Shareholder Returns" in the Annual Report.

SEMPRA ENERGY EQUITY COMPENSATION PLANS

Sempra Energy has long term incentive plans that permit the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2009, outstanding awards consisted of stock options, restricted stock, and restricted stock units held by 328 employees.

The following table sets forth information regarding our equity compensation plans at December 31, 2009.

Number of shares to
		be issued upon		Number of
		exercise of	Weighted-average	additional
		outstanding	exercise price of	shares remaining
		options, warrants	outstanding options,	available for future
		and rights (A)	warrants and rights	issuance
Equity compensation plans approved
by shareholders:
	2008 Long Term Incentive Plan	5,898,447	$40.81	5,168,042	(B)

Equity compensation plans not approved
by shareholders:
2008 Long Term Incentive Plan for
EnergySouth, Inc. Employees and
	Other Eligible Individuals (C)	18,900	$43.75	253,878	(D)

Total		5,917,347	$40.93	5,421,920
(A)	Consists solely of options to purchase shares of our common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option.
(B)

The number of shares available for future issuance is increased by the number of shares withheld to satisfy related tax withholding obligations relating to stock option and other plan awards and by the number of shares subject to awards that lapse, expire or are otherwise terminated or are settled other than by the issuance of shares.

(C)

Adopted in connection with our acquisition of EnergySouth in October 2008 to utilize shares remaining available under the 2008 Incentive Plan of EnergySouth, Inc., which had been previously approved by EnergySouth shareholders.

(D)	The number of shares available for future issuance is increased by the number of shares subject to awards that terminate without the issuance of shares.

We provide additional discussion of share-based compensation in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On September 11, 2007, the Sempra Energy board of directors authorized the repurchase of Sempra Energy common stock provided that the amounts spent for such purposes do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares.

During 2008, we expended $1 billion to purchase a total of 18,416,241 shares. No shares were repurchased under this authorization during 2009. We discuss this repurchase in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

We have remaining authority to expend up to the greater of up to $1 billion or amounts required to repurchase approximately 21.5 million shares under our board of directors' 2007 share repurchase authorization. In addition, we purchase shares of our common stock from holders of our restricted stock and restricted stock units in amounts sufficient to meet minimum statutory tax withholding requirements upon vesting. Other than such purchases, there were no purchases made by us of our common stock during the fourth quarter of 2009.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in "Five-year Summaries" in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, on pages 1 to 53.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk" in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages 69 through 198 of the Annual Report. Item 15(a)1 includes a listing of financial statements included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The information required by Item 9A is provided in "Controls and Procedures" in the Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SEMPRA ENERGY

We provide the information required by Item 10 with respect to executive officers for Sempra Energy in Part I, Item 1. Business under "Executive Officers of the Registrants – Sempra Energy." All other information required by Item 10 is incorporated by reference from "Corporate Governance" and "Share Ownership" in the Proxy Statement prepared for the May 2010 annual meeting of shareholders.

SDG&E, PE AND SOCALGAS

We provide the information required by Item 10 with respect to executive officers for SDG&E, PE and SoCalGas in Part I, Item 1. Business under "Executive Officers of the Registrants – SDG&E, PE and SoCalGas." All other information required by Item 10 is incorporated by reference from the Information Statement prepared for the June 2010 annual meetings of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Corporate Governance" and "Executive Compensation," including "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Proxy Statement prepared for the May 2010 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2010 annual meetings of shareholders for SDG&E, PE and SoCalGas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is included in Item 5.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Proxy Statement prepared for the May 2010 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2010 annual meetings of shareholders for SDG&E, PE and SoCalGas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from "Corporate Governance" in the Proxy Statement prepared for the May 2010 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2010 annual meetings of shareholders for SDG&E, PE and SoCalGas.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as required by Item 14, is incorporated by reference from "Proposals To Be Voted On - Proposal 2: Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement prepared for the May 2010 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2010 annual meetings of shareholders for SDG&E, PE and SoCalGas.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

	Page in Annual Report(1)

	Sempra Energy	San Diego Gas & Electric Company	Pacific Enterprises	Southern California Gas Company

Management's Report On Internal Control Over Financial Reporting	60	60	60	60

Reports of Independent Registered Public Accounting Firm	61	63	65	67

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	69	76	82	88

Consolidated Balance Sheets at December 31, 2009 and 2008	70	77	83	89

Statements of Consolidated Cash Flows for the years ended December 31, 2009, 2008 and 2007	72	79	85	91

Statements of Consolidated Comprehensive Income and Changes in Equity for the years ended December 31, 2009, 2008 and 2007	74	81	87	93

Notes to Consolidated Financial Statements	94	94	94	94
(1) Incorporated by reference from the indicated pages of the 2009 Annual Report to Shareholders, filed as Exhibit 13.1.

2. FINANCIAL STATEMENT SCHEDULES

Sempra Energy

Schedule I--Sempra Energy Condensed Financial Information of Parent may be found on page 35.

Pacific Enterprises

Schedule I--Pacific Enterprises Condensed Financial Information of Parent may be found on page 39.

Any other schedule for which provision is made in Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and notes thereto.

3. EXHIBITS

See Exhibit Index on page 47 of this report.

(c) RBS Sempra Commodities LLP and Subsidiaries – Consolidated Financial Statements as of December 31, 2009 and 2008, and for the Year Ended December 31, 2009, and the Period From April 1, 2008 (Date of Commencement) to December 31, 2008, and Report of Independent Registered Public Accounting Firm are provided in Exhibit 99.1.

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

SEMPRA ENERGY

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement No. 333-153425 on Form S-3 and 333-56161, 333-50806, 333-49732, 333-121073, 333-128441, 333-151184, 333-155191, 333-129774 and 333-157567 on Form S-8 of our reports dated February 25, 2010, relating to the consolidated financial statements of Sempra Energy and subsidiaries (the "Company") and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2009.

Our audits of the financial statements referred to in our aforementioned report relating to the consolidated financial statements also included the financial statement schedule of the Company, listed in Item 15.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 25, 2010

SAN DIEGO GAS & ELECTRIC COMPANY

To the Board of Directors and Shareholders of San Diego Gas & Electric Company:

We consent to the incorporation by reference in Registration Statement No. 333-133541 and 333-159046 on Form S-3 of our reports dated February 25, 2010, relating to the consolidated financial statements of San Diego Gas & Electric Company and subsidiary (the "Company") and the effectiveness of the Company's internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of San Diego Gas & Electric Company for the year ended December 31, 2009.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 25, 2010

SOUTHERN CALIFORNIA GAS COMPANY

To the Board of Directors and Shareholders of Southern California Gas Company:

We consent to the incorporation by reference in Registration Statement No. 333-134289 and 333-159041 on Form S-3 of our reports dated February 25, 2010, relating to the consolidated financial statements of Southern California Gas Company and subsidiaries (the "Company") and the effectiveness of the Company's internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2009.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PACIFIC ENTERPRISES

To the Board of Directors and Shareholders of Pacific Enterprises:

We have audited the consolidated financial statements of Pacific Enterprises and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 25, 2010; such consolidated financial statements and reports are included in your 2009 Annual Report to Shareholders and are incorporated by reference herein. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 25, 2010

SCHEDULE I – SEMPRA ENERGY CONDENSED FINANCIAL INFORMATION OF PARENT

SEMPRA ENERGY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Years ended December 31,
	2009	2008	2007

Interest income	$140	$104	$166
Interest expense	(244)	(130)	(178)
Operation and maintenance	(81)	(64)	(105)
Other income (expense), net	50	(63)	58
Income tax benefits	89	93	38
Loss before equity in earnings of subsidiaries	(46)	(60)	(21)
Equity in earnings of subsidiaries	1,165	1,173	1,120
Net income/earnings	$1,119	$1,113	$1,099

Basic net income/earnings per common share	$4.60	$4.50	$4.24
Weighted-average number of shares outstanding (thousands)	243,339	247,387	259,269

Diluted net income/earnings per common share	$4.52	$4.43	$4.16
Weighted-average number of shares outstanding (thousands)	247,384	251,159	264,004
See Notes to Condensed Financial Information of Parent (Sempra Energy).

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$7	$12
Short-term investments	-	152
Due from affiliates	133	28
Income taxes receivable	242	299
Other current assets	18	9
Total current assets	400	500

Investments in subsidiaries	10,790	9,644
Due from affiliates	2,972	2,365
Other assets	820	811
Total assets	$14,982	$13,320

Liabilities and shareholders' equity:
Current portion of long-term debt	$507	$300
Due to affiliates	1,350	1,876
Other current liabilities	379	307
Total current liabilities	2,236	2,483

Long-term debt	3,196	2,233
Other long-term liabilities	543	635
Sempra Energy shareholders' equity	9,007	7,969
Total liabilities and shareholders' equity	$14,982	$13,320
See Notes to Condensed Financial Information of Parent (Sempra Energy).

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$97	$173	$240

Dividends received from subsidiaries	150	350	150
Expenditures for property, plant and equipment	(1)	(4)	(13)
Expenditures for short-term investments	-	(640)	-
Proceeds from sale of short-term investments	152	488	-
Purchase of trust assets	(30)	(17)	(59)
Proceeds from sales by trust	-	2	21
Decrease (increase) in loans to affiliates, net	(1,285)	(149)	532
Other	-	-	(4)
Cash (used in) provided by investing activities	(1,014)	30	627

Common stock dividends paid	(341)	(339)	(316)
Issuances of common stock	73	18	40
Repurchases of common stock	(22)	(1,018)	(185)
Issuances of long-term debt	1,492	1,247	82
Payments on long-term debt	(314)	(11)	(990)
Increase (decrease) in loans from affiliates, net	4	(102)	59
Other	20	8	22
Cash provided by (used in) financing activities	912	(197)	(1,288)

(Decrease) increase in cash and cash equivalents	(5)	6	(421)
Cash and cash equivalents, January 1	12	6	427
Cash and cash equivalents, December 31	$7	$12	$6
See Notes to Condensed Financial Information of Parent (Sempra Energy).

SEMPRA ENERGY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Sempra Energy accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.

Other Income (Expense), Net, on the Condensed Statements of Operations includes $55 million of gains in 2009, $53 million of losses in 2008, and $27 million of gains in 2007 associated with investment earnings or losses on dedicated assets in support of our executive retirement and deferred compensation plans. It also includes $57 million from Mexican peso exchange losses in 2008.

Equity in Earnings of Subsidiaries on the Condensed Statements of Operations includes a loss of $26 million in 2007 related to discontinued operations.

Because of its nature as a holding company, Sempra Energy classifies dividends received from subsidiaries as an investing cash flow.

Note 2. Long-Term Debt

	December 31,	December 31,
(Dollars in millions)	2009	2008

6.5% Notes June 1, 2016	$750	$-
6% Notes October 15, 2039	750	-
9.8% Notes February 15, 2019	500	500
6.15% Notes June 15, 2018	500	500
6% Notes February 1, 2013	400	400
Notes at variable rates after fixed-to-floating swap (3.71% at December 31, 2009)
March 1, 2010	300	300
8.9% Notes November 15, 2013	250	250
7.95% Notes March 1, 2010	200	200
Employee Stock Ownership Plan
Bonds at 5.781% (fixed rate to July 1, 2010) November 1, 2014	50	50
Bonds at variable rates (1.4% at December 31, 2009) November 1, 2014	7	22
4.75% Notes May 15, 2009	-	300
Market value adjustments for interest-rate swap, net (expiring March 1, 2010)	7	15
	3,714	2,537
Current portion of long-term debt	(507)	(300)
Unamortized discount on long-term debt	(11)	(4)
Total long-term debt	$3,196	$2,233

Maturities of long-term debt, excluding market value adjustments for the interest-rate swap, are $500 million in 2010, $650 million in 2013, $57 million in 2014 and $2.5 billion thereafter.

Additional information on Sempra Energy's long-term debt is provided in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Note 3. Commitments and Contingencies

For contingencies and guarantees related to Sempra Energy, refer to Notes 6 and 17 of the Notes to Consolidated Financial Statements in the Annual Report.

SCHEDULE I – PACIFIC ENTERPRISES CONDENSED FINANCIAL INFORMATION OF PARENT

PACIFIC ENTERPRISES
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2009	2008	2007

Interest and other income	$1	$11	$23
Expenses, interest and income taxes	(9)	(7)	(15)
Income (loss) before equity in earnings of subsidiaries	(8)	4	8
Equity in earnings of subsidiaries	273	244	230
Net income/earnings attributable to common shares	$265	$248	$238
See Notes to Condensed Financial Information of Parent (Pacific Enterprises).

PACIFIC ENTERPRISES
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2009	2008
Assets:
Current assets	$7	$72
Investment in subsidiary	1,745	1,470
Due from affiliates, long-term	513	457
Deferred charges and other assets	35	37
Total assets	$2,300	$2,036

Liabilities and shareholders' equity:
Due to affiliates	$84	$84
Other current liabilities	4	1
Total current liabilities	88	85
Long-term liabilities	4	11

Equity:
Preferred stock	80	80
Common equity	2,128	1,860
Total Pacific Enterprises shareholders' equity	2,208	1,940
Total liabilities and shareholders' equity	$2,300	$2,036
See Notes to Condensed Financial Information of Parent (Pacific Enterprises).

PACIFIC ENTERPRISES
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2009	2008	2007

Net cash provided by (used in) operating activities	$(7)	$5	$14

Dividends received from subsidiaries	-	350	150
Decrease (increase) in loans to affiliates, net	12	(1)	(9)
Other	(1)	-	(1)
Cash provided by investing activities	11	349	140

Common stock dividends paid	-	(350)	(150)
Preferred dividends paid	(4)	(4)	(4)
Cash used in financing activities	(4)	(354)	(154)

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, January 1	-	-	-
Cash and cash equivalents, December 31	$-	$-	$-
See Notes to Condensed Financial Information of Parent (Pacific Enterprises).

PACIFIC ENTERPRISES

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Pacific Enterprises accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.

Because of its nature as a holding company, Pacific Enterprises classifies dividends received from subsidiaries as an investing cash flow.

Note 2. Commitments and Contingencies

For contingencies related to Pacific Enterprises, refer to Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

By: /s/ Donald E. Felsinger
Donald E. Felsinger Chairman and Chief Executive Officer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Donald E. Felsinger Chairman and Chief Executive Officer	/s/ Donald E. Felsinger	February 25, 2010

Principal Financial Officer: Mark A. Snell Executive Vice President and Chief Financial Officer	/s/ Mark A. Snell	February 25, 2010

Principal Accounting Officer: Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer	/s/ Joseph A. Householder	February 25, 2010

Directors:
Donald E. Felsinger, Chairman	/s/ Donald E. Felsinger	February 25, 2010

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 25, 2010

Richard A. Collato, Director	/s/ Richard A. Collato	February 25, 2010

Wilford D. Godbold, Jr., Director	/s/ Wilford D. Godbold, Jr.	February 25, 2010

William D. Jones, Director	/s/ William D. Jones	February 25, 2010

Richard G. Newman, Director	/s/ Richard G. Newman	February 25, 2010

William G. Ouchi, Ph.D., Director	/s/ William G. Ouchi	February 25, 2010

Carlos Ruiz, Director	/s/ Carlos Ruiz	February 25, 2010

William C. Rusnack, Director	/s/ William C. Rusnack	February 25, 2010

William P. Rutledge, Director	/s/ William P. Rutledge	February 25, 2010

Lynn Schenk, Director	/s/ Lynn Schenk	February 25, 2010

Neal E. Schmale, Director	/s/ Neal E. Schmale	February 25, 2010

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed Chairperson, President and Chief Executive Officer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chairperson, President and Chief Executive Officer	/s/ Debra L. Reed	February 25, 2010

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 25, 2010

Directors:
Debra L. Reed, Chairperson	/s/ Debra L. Reed	February 25, 2010

Michael R. Niggli, Director	/s/ Michael R. Niggli	February 25, 2010

Pacific Enterprises:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed Chairperson, President and Chief Executive Officer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chairperson, President and Chief Executive Officer	/s/ Debra L. Reed	February 25, 2010

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 25, 2010

Directors:
Debra L. Reed, Chairperson	/s/ Debra L. Reed	February 25, 2010

Michael R. Niggli, Director	/s/ Michael R. Niggli	February 25, 2010

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed Chairperson, President and Chief Executive Officer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chairperson, President and Chief Executive Officer	/s/ Debra L. Reed	February 25, 2010

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 25, 2010

Directors:
Debra L. Reed, Chairperson	/s/ Debra L. Reed	February 25, 2010

Michael R. Niggli, Director	/s/ Michael R. Niggli	February 25, 2010

EXHIBIT INDEX

The Registration Statements and Forms S-8, 8-K, 10-K and 10-Q incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Enterprises/Pacific Lighting Corporation), Commission File Number 1-3779 (San Diego Gas & Electric Company) and/or Commission File Number 1-1402 (Southern California Gas Company).

The following exhibits relate to each registrant as indicated.
EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION
Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008 (Appendix B to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

3.2	Amended Bylaws of Sempra Energy effective December 4, 2007 (Sempra Energy Form 8-K filed on December 5, 2007, Exhibit 3(ii)).

3.3	Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 3.2).
San Diego Gas & Electric Company
3.4	Amended Bylaws of San Diego Gas & Electric effective August 4, 2003 (2007 SDG&E Form 10-K, Exhibit 3.01).

3.5	Amended and Restated Bylaws of San Diego Gas & Electric effective May 14, 2002 (2007 SDG&E Form 10-K, Exhibit 3.02).

3.6	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective November 10, 2006 (2006 SDG&E Form 10-K, Exhibit 3.02).
Pacific Enterprises / Southern California Gas Company
3.7	Amended and Restated Bylaws of Pacific Enterprises effective May 12, 2002 (2007 PE Form 10-K, Exhibit 3.01).

3.8	Amended Bylaws of Southern California Gas Company effective August 3, 2003 (2007 SoCalGas Form 10-K, Exhibit 3.02).

3.9	Amended and Restated Bylaws of Southern California Gas Company effective May 14, 2002 (2007 SoCalGas Form 10-K, Exhibit 3.03).

3.10	Restated Articles of Incorporation of Pacific Enterprises (1996 PE Form 10-K, Exhibit 3.01).

3.11	Restated Articles of Incorporation of Southern California Gas Company (1996 SoCalGas Form 10-K, Exhibit 3.01).

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
The companies agree to furnish a copy of each such instrument to the Commission upon request.
Sempra Energy
4.1	Description of rights of Sempra Energy Common Stock (Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008, Exhibit 3.1 above).
San Diego Gas & Electric Company
4.2

Description of preferences of Cumulative Preferred Stock, Preference Stock (Cumulative) and Series Preference Stock (SDG&E Amended and Restated Articles of Incorporation as of November 10, 2006, Exhibit 3.6 above).

Pacific Enterprises / Southern California Gas Company
4.3	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation, Exhibit 3.11 above).
Sempra Energy / San Diego Gas & Electric Company
4.4	Mortgage and Deed of Trust dated July 1, 1940 (SDG&E Registration Statement No. 2-49810, Exhibit 2A).

4.5	Ninth Supplemental Indenture dated as of August 1, 1968 (SDG&E Registration Statement No. 2-68420, Exhibit 2D).

4.6	Sixteenth Supplemental Indenture dated August 28, 1975 (SDG&E Registration Statement No. 2-68420, Exhibit 2E).

4.7	Thirtieth Supplemental Indenture dated September 28, 1983 (SDG&E Registration Statement No. 33-34017, Exhibit 4.3).
Sempra Energy / Pacific Enterprises / Southern California Gas Company
4.8

First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940, Exhibit B-4).

4.9

Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955 (Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955, Exhibit 4.07).

4.10

Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956, Exhibit 2.08).

4.11	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956 (2006 Sempra Energy Form 10-K, Exhibit 4.09).

4.12	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965 (2006 Sempra Energy Form 10-K, Exhibit 4.10).

4.13

Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972 (Registration Statement No. 2-59832 filed by Southern California Gas Company on September 6, 1977, Exhibit 2.19).

4.14

Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976 (Registration Statement No. 2-56034 filed by Southern California Gas Company on April 14, 1976, Exhibit 2.20).

4.15

Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern California Gas Company 1984 Form 10-K, Exhibit 4.29).

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / San Diego Gas & Electric Company / Pacific Enterprises / Southern California Gas Company
10.1	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.1).

10.2	Form of Nevada Antitrust Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.2).
Sempra Energy / Pacific Enterprises
10.3	Indemnity Agreement, dated as of April 1, 2008, between Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.2).

10.4

First Amendment to Indemnity Agreement, dated as of March 30, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc. (Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.3).

10.5

Second Amendment to Indemnity Agreement, dated as of June 30, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc. (Sempra Energy June 30, 2009 Form 10-Q, Exhibit 10.1).

10.6	Third Amendment to Indemnity Agreement, dated as of December 3, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc.
Sempra Energy
10.7

Purchase and Sale Agreement, dated as of February 16, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.1)

10.8	Letter Agreement, dated as of February 16, 2010, entered into by and between Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.2)

10.9

Limited Liability Partnership Agreement, dated as of April 1, 2008, between Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings, VII B.V., RBS Sempra Commodities LLP and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.1).

10.10

First Amendment to Limited Liability Partnership Agreement, dated as of April 6, 2009 and effective as of November 14, 2008, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP. (Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.4).

10.11

Second Amendment to Limited Liability Partnership Agreement, dated as of April 6, 2009 and effective as of December 23, 2009, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP.

10.12	Master Confirmation for Share Purchase Agreement, dated as of April 1, 2008, between Sempra Energy and Merrill Lynch International (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.13

First amendment to the Master Formation and Equity Interest Purchase Agreement, dated as of April 1, 2008, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.3).

10.14

Master Formation and Equity Interest Purchase Agreement, dated as of July 9, 2007, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on July 9, 2007, Exhibit 10.2).

10.15	Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed May 4, 2001 (2001 Sempra Energy Form 10-K, Exhibit 10.01).
Sempra Energy / San Diego Gas & Electric Company
10.16	Amended and Restated Operating Agreement between San Diego Gas & Electric and the California Department of Water Resources dated November 12, 2004.

10.17	Amended and Restated Servicing Agreement between San Diego Gas & Electric and the California Department of Water Resources effective March 15, 2007.
Compensation
Sempra Energy / San Diego Gas & Electric Company / Pacific Enterprises / Southern California Gas Company
10.18	Form of 2009 Sempra Energy Severance Pay Agreement.

10.19	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Performance-Based Restricted Stock Unit Award (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.1).

10.20	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Nonqualified Stock Option Agreement (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.2).

10.21	Sempra Energy 2008 Long Term Incentive Plan (Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.22	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

10.23	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.3).

10.24	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.25	Sempra Energy Amended and Restated Executive Life Insurance Plan (2008 Sempra Energy Form 10-K, Exhibit 10.15).

10.26	Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan (2008 Sempra Energy Form 10-K, Exhibit 10.16).

10.27	Form of Amended and Restated Sempra Energy Severance Pay Agreement (2008 Sempra Energy Form 10-K, Exhibit 10.17).

10.28	Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan (2008 Sempra Energy Form 10-K, Exhibit 10.18).

10.29	Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan (2008 Sempra Energy Form 10-K, Exhibit 10.19).

10.30	Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.31	2003 Sempra Energy Executive Incentive Plan B (2003 Sempra Energy Form 10-K, Exhibit 10.10).

10.32	Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.33	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Sempra Energy Form 10-Q, Exhibit 10.3).

10.34	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective January 1, 2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

10.35	Amendment to the Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (2008 Sempra Energy Form 10-K, Exhibit 10.25).

10.36	Sempra Energy Amended and Restated Executive Medical Plan. (2008 Sempra Energy Form 10-K, Exhibit 10.26).

10.37	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (2007 Sempra Energy Form 10-K, Exhibit 10.09).

10.38	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option Agreement (2007 Sempra Energy Form 10-K, Exhibit 10.10).

10.39	Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.2).
Sempra Energy
10.40

Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other Eligible Individuals (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-155191 dated November 7, 2008, Exhibit 10.1).

10.41	Form of Sempra Energy 2008 Non-Employee Directors' Stock Plan, Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.5).

10.42	Sempra Energy Amended and Restated Sempra Energy Retirement Plan for Directors (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.7).

10.43	Neal Schmale Restricted Stock Award Agreement (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.8).

10.44	Form of Sempra Energy 1998 Non-Employee Directors' Stock Plan Non-Qualified Stock Option Agreement (2006 Sempra Energy Form 10-K, Exhibit 10.09).

10.45	Sempra Energy 1998 Non-Employee Directors' Stock Plan (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).

Nuclear
Sempra Energy / San Diego Gas & Electric Company
10.46	Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.47	Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.46 above)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.48

Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.46 above)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.49

Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.46 above)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.50

Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.46 above)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.51

Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.46 above)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.52

Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.46 above)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.53

Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.46 above)(2003 Sempra Energy Form 10-K, Exhibit 10.42).

10.54	Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.55

First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.54 above)(1996 SDG&E Form 10-K, Exhibit 10.62).

10.56

Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.54 above)(1996 SDG&E Form 10-K, Exhibit 10.63).

10.57

Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.54 above)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.58

Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.54 above)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.59

Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.54 above)(2003 Sempra Energy Form 10-K, Exhibit 10.48).

10.60

Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E Form 10-K, Exhibit 10.6).

10.61

U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

10.62	San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated March 23, 2000.

10.63	First Amendment to the San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated January 22, 2010.
EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.
Pacific Enterprises
12.3	Pacific Enterprises Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.
Southern California Gas Company
12.4	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.
EXHIBIT 13 -- ANNUAL REPORT TO SECURITY HOLDERS
Sempra Energy / San Diego Gas & Electric Company / Pacific Enterprises / Southern California Gas Company
13.1

Sempra Energy 2009 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

EXHIBIT 14 -- CODE OF ETHICS
San Diego Gas & Electric Company / Southern California Gas Company
14.1

Sempra Energy Code of Business Conduct and Ethics for Board of Directors and Senior Officers (also applies to directors and officers of San Diego Gas & Electric Company and Southern California Gas Company) (2006 SDG&E and SoCalGas Forms 10-K, Exhibit 14.01).

EXHIBIT 21 -- SUBSIDIARIES
Sempra Energy
21.1	Sempra Energy Schedule of Significant Subsidiaries at December 31, 2009.
Pacific Enterprises
21.2	Pacific Enterprises Schedule of Significant Subsidiaries at December 31, 2009.
EXHIBIT 23 -- CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE, PAGES 31 THROUGH 34.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Pacific Enterprises
31.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Pacific Enterprises
32.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 99 -- ADDITIONAL EXHIBITS
Sempra Energy
99.1

RBS Sempra Commodities LLP and Subsidiaries – Consolidated Financial Statements as of December 31, 2009 and 2008, and for the Year Ended December 31, 2009, and the Period From April 1, 2008 (Date of Commencement) to December 31, 2008, and Report of Independent Registered Public Accounting Firm.

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY

Annual Report	2009 Annual Report to Shareholders	LNG	Liquefied Natural Gas

APSC	Alabama Public Service Commission	Mobile Gas	Mobile Gas Service Corporation

Bay Gas	Bay Gas Storage Company	MW	Megawatt

Bcf	Billion Cubic Feet (of natural gas)	NRC	Nuclear Regulatory Commission

CARB	California Air Resources Board	PE	Pacific Enterprises

CEC	California Energy Commission	PGE	Portland General Electric Company

CPUC	California Public Utilities Commission	QFs	Qualifying Facilities

DOE	Department of Energy	RBS	The Royal Bank of Scotland plc

DWR	Department of Water Resources	RBS Sempra Commodities	RBS Sempra Commodities LLP

Edison	Southern California Edison Company	Rockies Express	Rockies Express Pipeline LLC

ERR	Eligible Renewable Energy Resource	RPS	Renewables Portfolio Standard

FERC	Federal Energy Regulatory Commission	SDG&E	San Diego Gas & Electric Company

GHG	Greenhouse Gas	Sempra Utilities	San Diego Gas & Electric Company and Southern California Gas Company

IOUs	Investor-Owned Utilities	SoCalGas	Southern California Gas Company

ISFSI	Independent Spent Fuel Storage Installation	SONGS	San Onofre Nuclear Generating Station

ISO	Independent System Operator	The Board	Sempra Energy’s board of directors

J.P. Morgan Ventures	J.P. Morgan Ventures Energy Corporation