Form 10-Q
period 2010-03-31
PACIFIC ENTERPRISES INC; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2010-05-04
CIK 75527, 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		March 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2034

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California	94-0743670	No change
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Common stock outstanding on April 30, 2010:

Sempra Energy	247,539,008 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	66
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 4.	Controls and Procedures	87

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	88
Item 1A.	Risk Factors	88
Item 5.	Exhibits	89

Signatures		91

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended March 31,
	2010	2009
	(unaudited)
REVENUES
Sempra Utilities	$1,912	$1,642
Sempra Global and parent	622	466
Total revenues	2,534	2,108
EXPENSES AND OTHER INCOME
Sempra Utilities:
Cost of natural gas	(758)	(540)
Cost of electric fuel and purchased power	(148)	(171)
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	(338)	(268)
Other cost of sales	(25)	(17)
Litigation expense	(168)	7
Other operation and maintenance	(576)	(523)
Depreciation and amortization	(210)	(183)
Franchise fees and other taxes	(90)	(82)
Equity earnings:
RBS Sempra Commodities LLP	7	153
Other	8	7
Other income, net	8	3
Interest income	4	6
Interest expense	(109)	(82)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	139	418
Income tax expense	(58)	(109)
Equity earnings, net of income tax	19	16
Net income	100	325
Losses (earnings) attributable to noncontrolling interests	8	(7)
Preferred dividends of subsidiaries	(2)	(2)
Earnings	$106	$316

Basic earnings per common share	$0.43	$1.31
Weighted-average number of shares outstanding, basic (thousands)	246,083	241,766

Diluted earnings per common share	$0.42	$1.29
Weighted-average number of shares outstanding, diluted (thousands)	250,373	245,017
Dividends declared per share of common stock	$0.39	$0.39
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$222	$110
Restricted cash	44	35
Trade accounts receivable, net	848	971
Other accounts and notes receivable, net	130	159
Due from unconsolidated affiliates	29	41
Income taxes receivable	156	221
Deferred income taxes	5	10
Inventories	160	197
Regulatory assets	90	54
Fixed-price contracts and other derivatives	85	77
Insurance receivable related to wildfire litigation (Note 10)	194	273
Other	144	147
Total current assets	2,107	2,295

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	251	241
Regulatory assets arising from pension and other postretirement
benefit obligations	978	959
Other regulatory assets	739	603
Nuclear decommissioning trusts	706	678
Investment in RBS Sempra Commodities LLP	2,178	2,172
Other investments	2,202	2,151
Goodwill and other intangible assets	523	524
Sundry	598	608
Total investments and other assets	8,175	7,936

Property, plant and equipment:
Property, plant and equipment	25,391	25,034
Less accumulated depreciation and amortization	(6,901)	(6,753)
Property, plant and equipment, net ($645 at March 31, 2010 related to VIEs)	18,490	18,281
Total assets	$28,772	$28,512
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$912	$618
Accounts payable - trade	554	522
Accounts payable - other	115	171
Due to unconsolidated affiliates	6	29
Dividends and interest payable	223	190
Accrued compensation and benefits	162	264
Regulatory balancing accounts, net	517	382
Current portion of long-term debt	327	573
Fixed-price contracts and other derivatives	108	95
Customer deposits	144	145
Reserve for wildfire litigation (Note 10)	300	270
Other	870	629
Total current liabilities	4,238	3,888
Long-term debt ($421 at March 31, 2010 related to VIEs)	7,198	7,460

Deferred credits and other liabilities:
Due to unconsolidated affiliate	-	2
Customer advances for construction	147	146
Pension and other postretirement benefit obligations, net of plan assets	1,268	1,252
Deferred income taxes	1,419	1,318
Deferred investment tax credits	53	54
Regulatory liabilities arising from removal obligations	2,598	2,557
Asset retirement obligations	1,298	1,277
Other regulatory liabilities	172	181
Fixed-price contracts and other derivatives	309	312
Deferred credits and other	698	735
Total deferred credits and other liabilities	7,962	7,834
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	-	-
Common stock (750 million shares authorized; 247 million
shares outstanding at March 31, 2010 and December 31, 2009, no par value)	2,462	2,418
Retained earnings	6,981	6,971
Deferred compensation	(11)	(13)
Accumulated other comprehensive income (loss)	(372)	(369)
Total Sempra Energy shareholders' equity	9,060	9,007
Preferred stock of subsidiaries	100	100
Other noncontrolling interests	135	144
Total equity	9,295	9,251
Total liabilities and equity	$28,772	$28,512
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100	$325
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	210	183
Deferred income taxes and investment tax credits	61	(29)
Equity earnings	(34)	(176)
Other	7	49
Net change in other working capital components	534	491
Distribution from RBS Sempra Commodities LLP	-	305
Changes in other assets	18	10
Changes in other liabilities	(8)	(19)
Net cash provided by operating activities	888	1,139

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(446)	(492)
Expenditures for investments	(74)	(25)
Distributions from investments	24	5
Purchases of nuclear decommissioning and other trust assets	(44)	(45)
Proceeds from sales by nuclear decommissioning and other trusts	46	42
Other	(2)	(7)
Net cash used in investing activities	(496)	(522)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(86)	(86)
Preferred dividends paid by subsidiaries	(2)	(2)
Issuances of common stock	14	10
Repurchases of common stock	(2)	-
Increase (decrease) in short-term debt, net	294	(77)
Issuances of debt (maturities greater than 90 days)	12	22
Payments on debt (maturities greater than 90 days)	(507)	(6)
Purchase of noncontrolling interest	-	(94)
Other	(3)	5
Net cash used in financing activities	(280)	(228)

Increase in cash and cash equivalents	112	389
Cash and cash equivalents, January 1	110	331
Cash and cash equivalents, March 31	$222	$720
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2010	2009
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$71	$56
Income tax refunds, net	73	52

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends declared but not paid	$99	$98
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2010	2009
	(unaudited)
Operating revenues
Electric	$563	$553
Natural gas	179	179
Total operating revenues	742	732
Operating expenses
Cost of electric fuel and purchased power	148	171
Cost of natural gas	89	87
Operation and maintenance	232	181
Depreciation and amortization	92	77
Franchise fees and other taxes	43	41
Total operating expenses	604	557
Operating income	138	175
Other income, net	-	17
Interest expense	(31)	(25)
Income before income taxes	107	167
Income tax expense	(31)	(60)
Net income	76	107
Losses (earnings) attributable to noncontrolling interests	8	(7)
Earnings	84	100
Preferred dividend requirements	(1)	(1)
Earnings attributable to common shares	$83	$99
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14	$13
Restricted cash	17	8
Accounts receivable - trade	228	229
Accounts receivable - other	63	85
Due from unconsolidated affiliates	1	8
Income taxes receivable	13	59
Deferred income taxes	44	41
Inventories	62	61
Regulatory assets arising from fixed-price contracts and other derivatives	65	30
Other regulatory assets	4	4
Fixed-price contracts and other derivatives	34	40
Insurance receivable related to wildfire litigation (Note 10)	194	273
Other	26	35
Total current assets	765	886

Other assets:
Due from unconsolidated affiliate	1	2
Deferred taxes recoverable in rates	449	415
Regulatory assets arising from fixed-price contracts and other derivatives	250	241
Regulatory assets arising from pension and other postretirement
benefit obligations	349	342
Other regulatory assets	158	53
Nuclear decommissioning trusts	706	678
Sundry	42	43
Total other assets	1,955	1,774

Property, plant and equipment:
Property, plant and equipment	10,359	10,156
Less accumulated depreciation and amortization	(2,644)	(2,587)
Property, plant and equipment, net ($645 at March 31, 2010 related to VIEs)	7,715	7,569
Total assets	$10,435	$10,229
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$60	$33
Accounts payable	174	249
Due to unconsolidated affiliate	29	-
Regulatory balancing accounts, net	195	159
Customer deposits	57	56
Fixed-price contracts and other derivatives	52	51
Accrued compensation and benefits	53	104
Current portion of long-term debt	46	45
Reserve for wildfire litigation (Note 10)	300	270
Other	205	157
Total current liabilities	1,171	1,124
Long-term debt ($421 at March 31, 2010 related to VIEs)	2,622	2,623

Deferred credits and other liabilities:
Customer advances for construction	22	23
Pension and other postretirement benefit obligations, net of plan assets	373	370
Deferred income taxes	821	774
Deferred investment tax credits	26	26
Regulatory liabilities arising from removal obligations	1,363	1,330
Asset retirement obligations	595	585
Fixed-price contracts and other derivatives	263	265
Deferred credits and other	140	145
Total deferred credits and other liabilities	3,603	3,518
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,138	1,138
Retained earnings	1,694	1,611
Accumulated other comprehensive income (loss)	(10)	(10)
Total SDG&E shareholders' equity	2,822	2,739
Noncontrolling interests	138	146
Total equity	2,960	2,885
Total liabilities and equity	$10,435	$10,229
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended
	March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76	$107
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	92	77
Deferred income taxes and investment tax credits	9	5
Other	-	(12)
Net change in other working capital components	101	77
Changes in other assets	5	7
Changes in other liabilities	(8)	(16)
Net cash provided by operating activities	275	245

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(290)	(229)
Purchases of nuclear decommissioning trust assets	(43)	(43)
Proceeds from sales by nuclear decommissioning trusts	40	42
Decrease in loans to affiliates, net	2	33
Net increase in restricted cash	(9)	-
Net cash used in investing activities	(300)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	-	(150)
Preferred dividends paid	(1)	(1)
Issuances of long-term debt	3	22
Payments on long-term debt	(3)	-
Increase in short-term debt, net	27	98
Capital contribution received by Otay Mesa VIE	-	4
Net cash provided by (used in) financing activities	26	(27)

Increase in cash and cash equivalents	1	21
Cash and cash equivalents, January 1	13	19
Cash and cash equivalents, March 31	$14	$40

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$10	$14
Income tax payments (refunds), net	(26)	1

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends declared but not paid	$1	$1
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2010	2009
	(unaudited)

Operating revenues	$1,182	$920
Operating expenses
Cost of natural gas	674	455
Operation and maintenance	261	251
Depreciation	75	72
Franchise fees and other taxes	37	32
Total operating expenses	1,047	810
Operating income	135	110
Other income, net	4	1
Interest income	-	1
Interest expense	(17)	(17)
Income before income taxes	122	95
Income tax expense	(57)	(36)
Net income/Earnings	65	59
Preferred dividend requirements	(1)	(1)
Earnings attributable to common shares	$64	$58
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180	$49
Accounts receivable - trade	491	567
Accounts receivable - other	30	44
Due from unconsolidated affiliates	155	12
Income taxes receivable	-	36
Inventories	47	93
Other regulatory assets	9	9
Other	40	39
Total current assets	952	849

Other assets:
Due from unconsolidated affiliate	507	513
Regulatory assets arising from pension and other postretirement
benefit obligations	629	617
Other regulatory assets	131	131
Sundry	39	40
Total other assets	1,306	1,301

Property, plant and equipment:
Property, plant and equipment	9,381	9,299
Less accumulated depreciation and amortization	(3,666)	(3,615)
Property, plant and equipment, net	5,715	5,684
Total assets	$7,973	$7,834
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - trade	$244	$207
Accounts payable - other	68	120
Due to unconsolidated affiliates	84	87
Income taxes payable	23	-
Deferred income taxes	9	5
Regulatory balancing accounts, net	321	223
Customer deposits	85	87
Accrued compensation and benefits	67	86
Current portion of long-term debt	266	11
Other	215	162
Total current liabilities	1,382	988
Long-term debt	1,024	1,283
Deferred credits and other liabilities:
Customer advances for construction	125	123
Pension and other postretirement benefit obligations, net of plan assets	656	644
Deferred income taxes	294	273
Deferred investment tax credits	27	28
Regulatory liabilities arising from removal obligations	1,235	1,227
Asset retirement obligations	671	662
Deferred taxes refundable in rates	168	175
Deferred credits and other	199	203
Total deferred credits and other liabilities	3,375	3,335

Commitments and contingencies (Note 10)

Equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding;
no par value)	1,462	1,462
Retained earnings	655	691
Accumulated other comprehensive income (loss)	(25)	(25)
Total Pacific Enterprises shareholders' equity	2,172	2,208
Preferred stock of subsidiary	20	20
Total equity	2,192	2,228
Total liabilities and equity	$7,973	$7,834
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65	$59
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	75	72
Deferred income taxes and investment tax credits	16	6
Other	(1)	2
Net change in other working capital components	339	357
Changes in other assets	1	7
Changes in other liabilities	(3)	(6)
Net cash provided by operating activities	492	497

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(114)	(112)
Decrease (increase) in loans to affiliates, net	(146)	3
Net cash used in investing activities	(260)	(109)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	-
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(101)	(1)

Increase in cash and cash equivalents	131	387
Cash and cash equivalents, January 1	49	206
Cash and cash equivalents, March 31	$180	$593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$9	$9
Income tax refunds, net	23	23

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends declared but not paid	$1	$1
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2010	2009
	(unaudited)

Operating revenues	$1,182	$920
Operating expenses
Cost of natural gas	674	455
Operation and maintenance	262	251
Depreciation	75	72
Franchise fees and other taxes	37	32
Total operating expenses	1,048	810
Operating income	134	110
Other income, net	4	1
Interest income	-	1
Interest expense	(17)	(17)
Income before income taxes	121	95
Income tax expense	(56)	(36)
Net income/Earnings attributable to common shares	$65	$59
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180	$49
Accounts receivable - trade	491	567
Accounts receivable - other	30	44
Due from unconsolidated affiliate	150	6
Income taxes receivable	-	35
Inventories	47	93
Other regulatory assets	9	9
Other	40	40
Total current assets	947	843

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	629	617
Other regulatory assets	131	131
Sundry	11	14
Total other assets	771	762

Property, plant and equipment:
Property, plant and equipment	9,380	9,297
Less accumulated depreciation and amortization	(3,666)	(3,615)
Property, plant and equipment, net	5,714	5,682
Total assets	$7,432	$7,287
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$244	$207
Accounts payable - other	68	120
Due to unconsolidated affiliate	-	3
Income taxes payable	27	-
Deferred income taxes	11	6
Regulatory balancing accounts, net	321	223
Customer deposits	85	87
Accrued compensation and benefits	67	86
Current portion of long-term debt	266	11
Other	210	158
Total current liabilities	1,299	901
Long-term debt	1,024	1,283
Deferred credits and other liabilities:
Customer advances for construction	125	123
Pension and other postretirement benefit obligations, net of plan assets	656	644
Deferred income taxes	300	280
Deferred investment tax credits	27	28
Regulatory liabilities arising from removal obligations	1,235	1,227
Asset retirement obligations	671	662
Deferred taxes refundable in rates	168	175
Deferred credits and other	196	198
Total deferred credits and other liabilities	3,378	3,337

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	868	903
Accumulated other comprehensive income (loss)	(25)	(25)
Total shareholders' equity	1,731	1,766
Total liabilities and shareholders' equity	$7,432	$7,287
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65	$59
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	75	72
Deferred income taxes and investment tax credits	16	6
Other	(1)	2
Net change in other working capital components	346	357
Changes in other assets	1	7
Changes in other liabilities	(1)	(4)
Net cash provided by operating activities	501	499

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(114)	(112)
Increase in loans to affiliates, net	(156)	-
Net cash used in investing activities	(270)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	-
Net cash used in financing activities	(100)	-

Increase in cash and cash equivalents	131	387
Cash and cash equivalents, January 1	49	206
Cash and cash equivalents, March 31	$180	$593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$9	$8
Income tax refunds, net	23	23
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

PRINCIPLES OF CONSOLIDATION

Sempra Energy

Sempra Energy's Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 holding company, its consolidated subsidiaries, and variable interest entities. Sempra Energy’s principal subsidiaries are

▪

San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), which we collectively refer to as the Sempra Utilities; and

▪

Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses.

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control.  We discuss our investments in unconsolidated subsidiaries in Note 4 below and Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E

SDG&E's Condensed Consolidated Financial Statements include its accounts and the accounts of Otay Mesa Energy Center LLC (Otay Mesa VIE) and Orange Grove Energy L.P. (Orange Grove VIE), which are variable interest entities of which SDG&E is the primary beneficiary, as we discuss in Note 5 under "Variable Interest Entities."  SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.

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

PE's operations consist solely of those of SoCalGas and additional items (e.g., cash, intercompany accounts and equity) attributable to serving as a holding company for SoCalGas.

BASIS OF PRESENTATION

This is a combined report of Sempra Energy, SDG&E, PE and SoCalGas. We provide separate information for SDG&E, PE and SoCalGas as required. In the Notes to Condensed Consolidated Financial Statements (except in Note 11), when only information for SoCalGas is provided, it is the same for PE. References in this report to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, unless otherwise indicated by the context. We have eliminated intercompany accounts and transactions within each set of consolidated financial statements.

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after March 31, 2010 through the date the financial statements were issued, and in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the Annual Report), which is a combined report for Sempra Energy, SDG&E, PE and SoCalGas.

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes, except for the adoption of new accounting standards as we discuss in Note 2.

The Sempra Utilities and Sempra Pipelines & Storage's Mobile Gas Service Corporation (Mobile Gas) and Ecogas Mexico, S de RL de CV (Ecogas) prepare their financial statements in accordance with GAAP provisions governing regulated operations, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 2. NEW ACCOUNTING STANDARDS

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

SEMPRA ENERGY, SDG&E, PE AND SOCALGAS

Accounting Standards Update (ASU) 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities" (ASU 2009-17): ASU 2009-17 amends Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46(R)), which provides consolidation guidance related to variable interest entities.

ASU 2009-17 amends FASB Accounting Standards Codification (ASC) Topic 810, Consolidations, and requires

▪

a qualitative approach for identifying the primary beneficiary of a variable interest entity based on 1) the power to direct activities that most significantly impact the economic performance of the entity, and 2) the obligation to absorb losses or right to receive benefits that could be significant to the entity;

▪

ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; and

▪

separate disclosure by the primary beneficiary on the face of the balance sheet to identify 1) assets that can only be used to settle obligations of the variable interest entity, and 2) liabilities for which creditors do not have recourse to the primary beneficiary.

We adopted ASU 2009-17 on January 1, 2010 and it did not have a material effect on earnings, nor on presentation on the interim Condensed Consolidated Balance Sheets for Sempra Energy and SDG&E. We provide the required additional disclosure in Note 5.

ASU 2010-06, "Improving Disclosures About Fair Value Measurements" (ASU 2010-06): ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires the following additional fair value measurement disclosures:

▪

transfers into and out of Levels 1 and 2

▪

segregation of classes of assets and liabilities measured at fair value

▪

valuation techniques and inputs used for Level 2 and Level 3 instruments

▪

detailed activity for Level 3 instruments, including separate presentation of purchases, sales, issuances and settlements

We adopted ASU 2010-06 on January 1, 2010, and we provide the additional disclosure in Note 8.

NOTE 3. RECENT INVESTMENT ACTIVITY

SEMPRA PIPELINES & STORAGE

Sempra Pipelines & Storage’s Sempra Midstream is the general partner and 91-percent owner of Bay Gas Storage Company (Bay Gas) and owned 60 percent of Mississippi Hub, LLC (Mississippi Hub) through December 31, 2008.  On January 16, 2009, Sempra Midstream purchased the remaining 40-percent ownership interest of Mississippi Hub for $94 million in cash.

On April 30, 2010, Sempra Pipelines & Storage completed the acquisition of the Mexican pipeline and natural gas infrastructure assets of El Paso Corporation for $300 million ($260 million, net of cash acquired and debt assumed).

The acquisition involves El Paso Corporation’s wholly owned natural gas pipeline and compression assets in the Mexican border state of Sonora.  It also includes El Paso Corporation’s 50-percent interest in a joint venture with PEMEX, the Mexican state-owned oil company.  The joint venture operates two natural gas pipelines and a propane system in northern Mexico.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

SEMPRA COMMODITIES

RBS Sempra Commodities LLP (RBS Sempra Commodities) is a limited liability partnership formed in the United Kingdom to own and operate the commodities-marketing businesses previously operated through wholly owned subsidiaries of Sempra Energy. We account for our investment in RBS Sempra Commodities under the equity method, and report our share of partnership earnings in the Sempra Commodities segment.

For the three months ended March 31, 2010 and 2009, we had $7 million and $153 million, respectively, of pretax equity earnings from RBS Sempra Commodities. The partnership income that is distributable to us on an annual basis is computed on the partnership's basis of accounting, International Financial Reporting Standards (IFRS), as adopted by the European Union. For the three months ended March 31, 2010, the partnership recorded a loss, on an IFRS basis, of $1 million. In the three months ended March 31, 2009, the distributable income, on an IFRS basis, was $114 million. On April 30, 2010, the partnership made a cash distribution to us of $197 million. In the first quarter 2009, we received cash distributions from the partnership of $305 million. We discuss the equity method investment in RBS Sempra Commodities further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

We have indemnified the partnership for certain litigation and tax liabilities related to the businesses purchased by the partnership. We recorded these obligations at a fair value of $5 million on April 1, 2008, the date we formed the partnership. This liability is being amortized over its expected life.

In November 2009, RBS announced its intention to divest its interest in RBS Sempra Commodities in connection with a directive from the European Commission to dispose of certain assets. On February 16, 2010, Sempra Energy, RBS and the partnership (Seller Parties) entered into an agreement (the Purchase Agreement) with J.P. Morgan Ventures Energy Corporation (J.P. Morgan Ventures), whereby J.P. Morgan Ventures will purchase the following businesses from the joint venture:

▪

the global oil, metals, coal, emissions (other than emissions related to the partnership’s North American power business), plastics, agricultural commodities and concentrates commodities trading and marketing business

▪

the European power and gas business

▪

the investor products business

The Purchase Agreement does not include RBS Sempra Commodities' North American power and natural gas trading businesses and its retail energy solutions business.  These businesses have historically generated 40 to 60 percent of total earnings of the businesses in the partnership, and have averaged more than 50 percent. RBS and Sempra Energy are actively soliciting offers for the sale of these remaining businesses.

The transaction is expected to close in summer 2010. J.P. Morgan Ventures will pay an aggregate purchase price equal to the estimated tangible book value at closing of the businesses purchased, generally computed on the basis of IFRS as adopted by the European Union, plus $468 million. Sempra Energy will be entitled to 53-1/3 percent of the aggregate purchase price, and RBS will be entitled to 46-2/3 percent of the aggregate purchase price.  We are currently evaluating the effect of the proposed transaction on our investment and share of equity method earnings, which will be impacted by the joint venture’s allocation of goodwill to the transaction, differences between GAAP and IFRS, the application of equity method accounting, and the amendments to the partnership agreement described below.

In conjunction with the transaction, JPMorgan Chase & Co. has delivered a guarantee in favor of the Seller Parties to guarantee certain obligations, including the payment obligations, of J.P. Morgan Ventures under the Purchase Agreement.

The closing is subject to several conditions, including the following:

▪

governmental approvals from the U.K. Financial Services Authority and the U.S. Department of Justice or Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (which approval was received in March 2010), and antitrust approvals from regulators in Canada and in a limited number of other jurisdictions, including the European Union

▪

if necessary, the obtaining of a license from the Swiss Federal Market Supervisory Authority

▪

a condition to the obligation of the Seller Parties to close the transaction that JPMorgan Chase & Co. not experience a ratings downgrade below the level specified in the Purchase Agreement

▪

entering into certain related agreements, including an agreement pursuant to which the partnership will provide transition services to the purchased businesses following the closing

In connection with the transaction under the Purchase Agreement, we and RBS entered into a letter agreement to negotiate, prior to closing of the transaction, definitive documentation to amend certain provisions of the Limited Liability Partnership Agreement dated April 1, 2008 between Sempra Energy and RBS (Partnership Agreement) to, among other things:

▪

consider the distribution of excess cash of the partnership to us and RBS

▪

eliminate each partner’s preferred return (currently 15 percent per year) and to move to a 50/50 sharing of net income, if and when our invested capital is reduced to $950 million or less by the return of capital to the partners

▪

terminate the restrictions on the partners’ ability to transfer their partnership interests prior to April 2012 (but not the partners’ right of first offer and other rights, including our tag-along right with respect to the transfer of that interest or the requirement that any transferee be reasonably acceptable to us)

The letter agreement also provides for negotiating the framework for the entertaining of bids for the remaining part of the partnership’s business.

The following table shows summarized financial information for RBS Sempra Commodities (on a GAAP basis):

	Three months ended March 31,
(Dollars in millions)	2010	2009
Gross revenues and fee income	$206	$509
Gross profit	198	486
Income from continuing operations	10	236
Partnership net income	10	236

We provide information regarding the Sempra Commodities segment in Note 11.

SEMPRA PIPELINES & STORAGE

In the three months ended March 31, 2010, Sempra Pipelines & Storage contributed $65 million to Rockies Express, a joint venture to own and operate the Rockies Express Pipeline, which was the last contribution required for the construction phase of the project. Sempra Pipelines & Storage contributed $25 million in the first quarter of 2009. We discuss this investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 5. OTHER FINANCIAL DATA

VARIABLE INTEREST ENTITIES

We consolidate a variable interest entity (VIE) if we are the primary beneficiary of the VIE’s activities. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess

▪

the purpose and design of the VIE;

▪

the nature of the VIE's risks and the risks we absorb;

▪

the power to direct activities that most significantly impact the economic performance of the VIE; and

▪

the obligation to absorb losses or right to receive benefits that could be significant to the VIE.

Otay Mesa VIE

SDG&E has a 10-year agreement to purchase power generated at the Otay Mesa Energy Center (OMEC), a 573-megawatt (MW) generating facility that began commercial operations in October 2009. SDG&E supplies all of the natural gas to fuel the power plant and purchases its electric generation output (i.e., tolling). The agreement provides SDG&E with the option to purchase the power plant at the end of the contract term in 2019, or upon earlier termination of the purchased-power agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option, under certain circumstances, it may be required to purchase the power plant at a predetermined price.

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC.

SDG&E has the power to direct the dispatch of OMEC's electrical production. Based upon our analysis, this power most significantly impacts the economic performance of Otay Mesa VIE because of the associated exposure to the cost of natural gas, which fuels the plant, and the value of electricity produced. In addition, SDG&E absorbs significant risks of Otay Mesa VIE under the tolling agreement, whereby SDG&E is obligated to purchase and provide fuel to Otay Mesa VIE and purchase all output for the term of the agreement. Separately, through the put option, SDG&E absorbs a significant portion of the risk that the value of Otay Mesa VIE could decline. Accordingly, Sempra Energy and SDG&E have consolidated Otay Mesa VIE since the second quarter of 2007, and have continued to consolidate it in the first quarter of 2010. Otay Mesa VIE's equity of $138 million and $146 million is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interests for SDG&E at March 31, 2010 and December 31, 2009, respectively.

OMEC LLC has a loan outstanding of $372 million at March 31, 2010, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC's property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Orange Grove VIE

SDG&E has a 25-year tolling agreement to purchase power generated by Orange Grove Energy L.P. (Orange Grove), at its 94-MW generating facility located in San Diego County, California. We expect the facility to be available for commercial operation during the second quarter of 2010. Orange Grove is a VIE (Orange Grove VIE) of which SDG&E is the primary beneficiary. SDG&E has the power to direct the dispatch of electrical production of Orange Grove VIE. Based on our analysis, this power most significantly impacts the economic performance of Orange Grove VIE because of the corresponding exposure to the cost of natural gas, which fuels the plant, and the value of electricity produced. In addition, SDG&E absorbs significant risks of Orange Grove VIE under the tolling arrangement, whereby SDG&E is obligated to purchase and provide fuel to Orange Grove VIE and purchase all output for the term of the agreement. Sempra Energy and SDG&E consolidated Orange Grove VIE beginning with the third quarter of 2009, when all of the conditions precedent in the purchased-power agreement were satisfied, and continued to do so in the first quarter of 2010.

Orange Grove has credit facilities that provide for a total of $100 million for construction of the generating facility. These credit agreements are with a third party lender and are secured by Orange Grove's assets. SDG&E is not a party to the credit agreements and does not have any additional implicit or explicit financial responsibility to Orange Grove. When Orange Grove completes construction of the generating facility, or on June 30, 2010 if construction is not completed by that date, the credit facilities will convert to a term loan that matures in June 2035. Borrowings under the credit facilities bear interest at rates varying with market rates. At March 31, 2010, Orange Grove had $90 million of outstanding borrowings under the credit facilities and $3 million of letters of credit supported by the facilities. In addition, Orange Grove has a short-term loan outstanding of $36 million.

We provide additional information about Otay Mesa VIE and Orange Grove VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Variable Interest Entities

SDG&E's power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates these contracts to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts other than those relating to Otay Mesa VIE and Orange Grove VIE result in SDG&E being the primary beneficiary. Other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of theses cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other business units also enter into arrangements which could include variable interests.  We evaluate these contracts based upon the qualitative and quantitative analyses described above.  We have determined that these contracts are not variable interests in a VIE and therefore are not subject to the requirements of ASU 2009-17.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Service cost	$22	$19	$7	$7
Interest cost	43	43	15	14
Expected return on assets	(36)	(35)	(12)	(12)
Amortization of:
Prior service cost	1	1	-	-
Actuarial loss	8	6	2	1
Regulatory adjustment	(29)	(26)	2	(1)
Total net periodic benefit cost	$9	$8	$14	$9

NET PERIODIC BENEFIT COST -- SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Service cost	$7	$6	$2	$2
Interest cost	12	12	2	2
Expected return on assets	(10)	(8)	(2)	(1)
Amortization of:
Prior service cost	1	1	1	1
Actuarial loss	3	4	-	-
Regulatory adjustment	(12)	(14)	1	-
Total net periodic benefit cost	$1	$1	$4	$4

NET PERIODIC BENEFIT COST -- SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Service cost	$12	$11	$5	$5
Interest cost	25	25	12	11
Expected return on assets	(23)	(24)	(10)	(11)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss	3	-	2	1
Regulatory adjustment	(17)	(12)	1	(1)
Total net periodic benefit cost	$1	$1	$9	$4

Future Payments

The following table shows our year-to-date contributions to our pension and other postretirement benefit plans and the amounts we expect to contribute in 2010:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through March 31, 2010:
Pension plans	$13	$4	$1
Other postretirement benefit plans	14	4	9
Total expected contributions in 2010:
Pension plans	$175	$62	$82
Other postretirement benefit plans	55	16	36

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months ended March 31, 2010 and 2009. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2010	2009
Numerator:
Earnings	$106	$316
Denominator:
Weighted-average common shares outstanding for basic EPS	246,083	241,766
Dilutive effect of stock options, restricted stock awards and restricted stock units	4,290	3,251
Weighted-average common shares outstanding for diluted EPS	250,373	245,017
Earnings per share:
Basic	$0.43	$1.31
Diluted	$0.42	$1.29

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits or minus tax shortfalls related to the options are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period. We had 2,180,900 and 3,153,534 such stock options outstanding during the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, we had 9,900 stock options outstanding that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method. We had no such antidilutive stock options outstanding during the three months ended March 31, 2009.

The dilution from unvested restricted stock awards and units is also based on the treasury stock method. Assumed proceeds equal to the unearned compensation and windfall tax benefits or minus tax shortfalls related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls are the difference between tax deductions we would receive upon the assumed vesting of restricted stock awards and units and the deferred income taxes we recorded related to the compensation expense on the restricted stock awards and units. There were no such anti-dilutive restricted stock awards or units during the three months ended March 31, 2010 or 2009.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $7 million and $6 million for the three months ended March 31, 2010 and 2009, respectively. Pursuant to our share-based compensation plans, we granted 687,600 non-qualified stock options and 769,800 restricted stock units during the three months ended March 31, 2010, primarily in January 2010.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, at the Sempra Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months ended March 31, 2010 and 2009.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2010	2009
SDG&E:
AFUDC related to debt	$3	$2
AFUDC related to equity	9	6
Total SDG&E	12	8
SoCalGas:
AFUDC related to debt	2	1
AFUDC related to equity	4	2
Total SoCalGas	6	3

Sempra Global:
Capitalized financing costs	7	22
Total Sempra Energy Consolidated	$25	$33

COMPREHENSIVE INCOME

The following tables provide a reconciliation of net income to comprehensive income.

COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)(2)	$108	$(8)	$100	$318	$7	$325
Foreign currency translation
adjustments	(4)	-	(4)	26	-	26
Financial instruments	-	2	2	3	(3)	-
Available-for-sale securities	-	-	-	9	-	9
Net actuarial gain	1	-	1	1	-	1
Comprehensive income (loss)	$105	$(6)	$99	$357	$4	$361
SDG&E:
Net income (loss)	$84	$(8)	$76	$100	$7	$107
Financial instruments	-	2	2	2	(4)	(2)
Comprehensive income (loss)	$84	$(6)	$78	$102	$3	$105
PE:
Net income(2)	$65	$-	$65	$59	$-	$59
Financial instruments	-	-	-	1	-	1
Comprehensive income	$65	$-	$65	$60	$-	$60
SoCalGas:
Net income	$65	$-	$65	$59	$-	$59
Financial instruments	-	-	-	1	-	1
Comprehensive income	$65	$-	$65	$60	$-	$60
(1) Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.
(2) Before preferred dividends of subsidiaries.

The amounts for comprehensive income in the tables above are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$-	$-	$-	$2	$-	$2
Available-for-sale securities	-	-	-	3	-	3
Net actuarial gain	1	-	1	1	-	1
SDG&E:
Financial instruments	$-	$-	$-	$1	$-	$1
PE:
Financial instruments	$-	$-	$-	$1	$-	$1
SoCalGas:
Financial instruments	$-	$-	$-	$1	$-	$1
(1) Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy and SDG&E shareholders’ equity and noncontrolling interests for the three months ended March 31, 2010 and 2009. There were no changes in the equity of PE's noncontrolling interests for the three months ended March 31, 2010 or 2009.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2009	$9,007	$244	$9,251
Comprehensive income (loss)	105	(6)	99
Share-based compensation expense	13	-	13
Common stock dividends declared	(96)	-	(96)
Preferred dividends of subsidiaries	(2)	-	(2)
Issuance of common stock	27	-	27
Tax benefit related to share-based compensation	1	-	1
Repurchase of common stock	(2)	-	(2)
Common stock released from ESOP	7	-	7
Distributions to noncontrolling interests	-	(3)	(3)
Balance at March 31, 2010	$9,060	$235	$9,295
Balance at December 31, 2008	$7,969	$340	$8,309
Comprehensive income	357	4	361
Purchase of noncontrolling interest in subsidiary	(10)	(84)	(94)
Share-based compensation expense	10	-	10
Common stock dividends declared	(95)	-	(95)
Preferred dividends of subsidiaries	(2)	-	(2)
Issuance of common stock	14	-	14
Common stock released from ESOP	4	-	4
Equity contributed by noncontrolling interests	-	6	6
Balance at March 31, 2009	$8,247	$266	$8,513

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	SDG&E	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2009	$2,739	$146	$2,885
Comprehensive income (loss)	84	(6)	78
Preferred stock dividends declared	(1)	-	(1)
Distributions to noncontrolling interests	-	(2)	(2)
Balance at March 31, 2010	$2,822	$138	$2,960
Balance at December 31, 2008	$2,542	$128	$2,670
Comprehensive income	102	3	105
Common stock dividends declared	(150)	-	(150)
Preferred stock dividends declared	(1)	-	(1)
Equity contributed by noncontrolling interests	-	6	6
Balance at March 31, 2009	$2,493	$137	$2,630

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra Pipelines & Storage has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of Sempra Pipelines & Storage’s Argentine investments, which we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The loan to Camuzzi Gas del Sur S.A has a $27 million balance outstanding at a variable interest rate (7.29 percent as of March 31, 2010). The loan is due in June 2010 and is fully reserved at March 31, 2010.

Investments

In November 2009, Sempra Pipelines & Storage purchased $50 million of 2.75-percent bonds issued by Chilquinta Energía S.A., an unconsolidated affiliate, that are denominated in Chilean Unidades de Fomento. The bonds mature on October 30, 2014. The carrying value of the bonds after the effect of foreign currency translation was $50 million at March 31, 2010.  We discuss this investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E, PE AND SOCALGAS
(Dollars in millions)
	March 31,	December 31,
	2010	2009
SDG&E
Current:
Due from Sempra Energy	$-	$2
Due from SoCalGas	-	3
Due from various affiliates	1	3
	$1	$8

Due to Sempra Energy	$29	$-

Income taxes due to (from) Sempra Energy(1)	$10	$(37)

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.13% at March 31, 2010)	$1	$2

Pacific Enterprises
Current:
Due from Sempra Energy	$150	$7
Due from various affiliates	5	5
	$155	$12

Due to affiliate	$84	$84
Due to SDG&E	-	3
	$84	$87

Income taxes due to (from) Sempra Energy(1)	$57	$(2)

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.13% at March 31, 2010)	$507	$513

SoCalGas
Current:
Due from Sempra Energy	$150	$6

Due to SDG&E	$-	$3

Income taxes due to (from) Sempra Energy(1)	$61	$(2)
(1)

SDG&E, PE and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies' having always filed a separate return.

Revenues from unconsolidated affiliates at the Sempra Utilities are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT THE SEMPRA UTILITIES
(Dollars in millions)
	Three months ended March 31,
	2010	2009
SDG&E	$1	$2
SoCalGas	11	8

Transactions with RBS Sempra Commodities

Several of our business units engage in transactions with RBS Sempra Commodities. Amounts in our Condensed Consolidated Financial Statements related to these transactions are as follows:

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)
	Three months ended March 31,
	2010	2009
Revenues:
Sempra LNG(1)	$73	$7
Sempra Commodities	6	2
SoCalGas	4	1
Sempra Generation	3	1
Total revenues	$86	$11

Cost of natural gas:
Sempra LNG	$67	$-
Sempra Generation	16	-
SoCalGas	12	4
Sempra Pipelines & Storage	9	6
SDG&E	1	-
Total cost of natural gas	$105	$10

	March 31,	December 31,
	2010	2009
Fixed-price contracts and other derivatives - Net Asset (Liability):
Sempra Generation	$19	$7
Sempra LNG	(37)	(47)
Total	$(18)	$(40)

Due to unconsolidated affiliates:
Sempra Generation	$1	$13
Sempra LNG	-	13
Sempra Pipelines & Storage	3	3
Total	$4	$29

Due from unconsolidated affiliates:
Sempra Commodities	$1	$1
Sempra Generation	6	22
Sempra LNG	18	15
Parent and other	4	3
Total	$29	$41
(1)

Includes $11 million in 2010 and $5 million in 2009 related to a natural gas sales agreement with RBS Sempra Commodities which is subject to mark-to-market accounting. Under this agreement, which extends for five years beginning September 1, 2009, RBS Sempra Commodities will market natural gas that Sempra LNG purchases and does not sell under other contracts.

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended March 31,
	2010	2009
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$13	$8
Regulatory interest, net	(1)	-
Investment gains (losses)(1)	3	(17)
Gains (losses) on interest rate swaps (Otay Mesa VIE)	(9)	10
Sundry, net	2	2
Total	$8	$3
SDG&E:
Allowance for equity funds used during construction	$9	$6
Regulatory interest, net	(1)	-
Gains (losses) on interest rate swaps (Otay Mesa VIE)	(9)	10
Sundry, net	1	1
Total	$-	$17
SoCalGas and PE:
Allowance for equity funds used during construction	$4	$2
Sundry, net	-	(1)
Total at SoCalGas and PE	$4	$1
(1)

Represents investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2010		2009
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$58	42%	$109	26%
SDG&E	31	29	60	36
PE	57	47	36	38
SoCalGas	56	46	36	38

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

For the three months ended March 31, 2010, the increase in effective tax rate was primarily due to:

▪

lower pretax income in countries with lower statutory rates;

▪

$12 million tax expense in 2010 compared to a $9 million tax benefit in 2009 due to Mexican currency translation and inflation adjustments; and

▪

a $16 million write-down of deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy; offset by

▪

higher tax deductions for self-developed software costs;

▪

higher favorable impact from the resolution of prior years' income tax issues; and

▪

higher planned investment tax credits.

SDG&E

For the three months ended March 31, 2010, the decrease in SDG&E's effective tax rate was primarily due to:

▪

higher favorable impact from the resolution of prior years' income tax issues;

▪

higher deductions for self-developed software costs; and

▪

lower state and local tax expense; offset by

▪

a $3 million write-down of deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law, as we discuss above.

PE and SoCalGas

For the three months ended March 31, 2010, the increase in PE’s and SoCalGas’ effective tax rate was primarily due to:

▪

a $13 million write-down of deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law, as we discuss above; offset by

▪

higher deductions for self-developed software costs; and

▪

lower state and local tax expense.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At March 31, 2010, Sempra Energy Consolidated had $4.3 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which are detailed below. Available unused credit on these lines at March 31, 2010 was $3.3 billion. We discuss the terms of our credit agreements in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

These amounts exclude lines of credit associated with Sempra Commodities, one of which we continue to guarantee, as we discuss below in "RBS Sempra Commodities." RBS has replaced Sempra Energy as guarantor on all uncommitted lines of credit associated with Sempra Commodities. To the extent that Sempra Energy's credit support arrangements, including Sempra Commodities' committed facilities, have not been terminated or replaced, RBS has indemnified Sempra Energy for any claims or losses arising in connection with those arrangements.

Sempra Energy

Sempra Energy has a $1 billion, three-year syndicated revolving credit agreement expiring in 2011.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy's credit ratings. At March 31, 2010, Sempra Energy had no outstanding borrowings under the facility.

Sempra Global

Sempra Global has a $2.5 billion, three-year syndicated revolving credit agreement expiring in 2011. The facility also provides for issuance of up to $300 million of letters of credit on behalf of Sempra Global with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. At March 31, 2010, Sempra Global had letters of credit of $7 million outstanding and no outstanding borrowings under the facility. The facility provides support for $727 million of commercial paper outstanding at March 31, 2010.

Sempra Utilities

SDG&E and SoCalGas have a combined $800 million, three-year syndicated revolving credit agreement expiring in 2011. The agreement permits each utility to individually borrow up to $600 million, subject to a combined limit of $800 million for both utilities. It also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $200 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit.

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility's credit rating. Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At March 31, 2010, SDG&E and SoCalGas had no outstanding borrowings under this facility. SDG&E had $25 million of outstanding letters of credit and $237 million of variable-rate demand notes outstanding supported by this facility at March 31, 2010. The facility also provides support for $24 million of commercial paper outstanding at SDG&E at March 31, 2010. Available unused credit on these lines at March 31, 2010 was $314 million at SDG&E and $514 million at SoCalGas; SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

GUARANTEES

RBS Sempra Commodities

RBS is obligated to provide RBS Sempra Commodities with all growth capital, working-capital requirements and credit support. However, as a transitional measure, we continue to provide back-up guarantees for a portion of RBS Sempra Commodities’ trading obligations and for a credit facility with third party lenders pending novation (legal transfer) of the remaining trading obligations to RBS or, after the closing of the transaction we discuss in Note 4, to J.P. Morgan Ventures. Some of these back-up guarantees may continue for a prolonged period of time. RBS, which is controlled by the government of the United Kingdom, has fully indemnified us for any claims or losses in connection with these arrangements.

RBS Sempra Commodities’ net trading liabilities supported by Sempra Energy’s guarantees at March 31, 2010 were $745 million, consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

Sempra Energy also has guaranteed $344 million of $1.72 billion of RBS Sempra Commodities' commitments under a credit facility expiring September 29, 2010. Extensions of credit under the committed facility, which total $853 million at March 31, 2010, are limited to and secured by a borrowing base consisting of receivables, inventories and other joint venture assets that are valued at varying percentages of current market value. At March 31, 2010, the gross market value of the borrowing base assets was $2.26 billion. The facility will be reduced and end as the borrowing base assets are transferred to RBS as established by the joint venture agreement.

On February 16, 2010, Sempra Energy, RBS and the partnership entered into an agreement to sell certain businesses within the partnership. We discuss this transaction and related agreements affecting the partnership in Note 4.

Other Guarantees

Sempra Energy, Conoco Phillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25-percent, 25-percent and 50-percent ownership interests, respectively, in Rockies Express. Rockies Express operates a natural gas pipeline linking natural gas producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. Rockies Express had a $2 billion, five-year credit facility expiring in 2011 that provided for revolving extensions of credit that were guaranteed by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages. In April 2010, this credit facility was reduced to $200 million, and Sempra Energy, Conoco and KMP were released from their respective guarantor obligations. Rockies Express had no outstanding borrowings under this facility at March 31, 2010. Long-term debt of $1.7 billion issued in March 2010 was used to pay down the credit facility; this new debt is not separately guaranteed by the partners.

WEIGHTED AVERAGE INTEREST RATES

At March 31, 2010, the weighted average interest rate on the total short-term debt outstanding at Sempra Energy was 0.67 percent. At March 31, 2010, the weighted average interest rate on the total short-term debt outstanding at SDG&E was 0.17 percent. The weighted average interest rate on the total short-term debt outstanding at Sempra Energy was 0.79 percent at December 31, 2009.

INTEREST RATE SWAPS

We discuss our fair value interest rate swaps and interest rate swaps to hedge cash flows in Note 7.

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

We record all derivatives at fair value on the Condensed Consolidated Balance Sheets. We designate each derivative as 1) a cash flow hedge, 2) a fair value hedge, or 3) undesignated. Depending on the applicability of hedge accounting and, for the Sempra Utilities and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in other comprehensive income (cash flow hedge), on the balance sheet (fair value hedges and regulatory offsets), or recognized in earnings. We classify cash flows from the settlements of derivative instruments as operating activities on the Condensed Statements of Consolidated Cash Flows.

In certain cases, we apply the normal purchase or sale exception to derivative accounting and have other commodity contracts that are not derivatives. These contracts are not recorded at fair value and are therefore excluded from the disclosures below.

HEDGE ACCOUNTING

We may designate a derivative as a cash flow hedging instrument if it effectively converts anticipated revenues or expenses to a fixed dollar amount. We may utilize cash flow hedge accounting for derivative commodity instruments and interest rate instruments. Designating cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that a given future revenue or expense item may vary, and other criteria.

We may designate an interest rate derivative as a fair value hedging instrument if it effectively converts our own debt from a fixed interest rate to a variable rate. The combination of the derivative and debt instruments results in fixing that portion of the fair value of the debt that is related to benchmark interest rates. Designating fair value hedges is dependent on the instrument being used, the effectiveness of the instrument in offsetting changes in the fair value of our debt instruments, and other criteria.

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

▪

SDG&E is allocated and may purchase congestion revenue rights (CRRs), which serve to reduce the regional electricity price volatility risk which may result from local transmission capacity constraints. Unrealized gains and losses do not impact earnings, as they are offset by regulatory account balances. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪

Sempra Generation uses natural gas and electricity instruments to market and optimize the earnings of its power generation fleet. Gains and losses associated with these derivatives are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪

Sempra LNG and Sempra Pipelines & Storage use natural gas derivatives to market and optimize the earnings of the liquefied natural gas business and Sempra Pipelines & Storage's natural gas storage and transportation assets. Sempra Pipelines & Storage also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. Sempra Pipelines & Storage’s derivatives are either undesignated or are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Sempra LNG’s derivatives are undesignated and their impact on earnings is recorded in Sempra Global and Parent Revenues on the Condensed Consolidated Statements of Operations.  The impacts on earnings are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

From time to time, our various businesses, including the Sempra Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel. These derivatives are typically accounted for as cash flow hedges.

We summarize net commodity derivative volumes as of March 31, 2010 as follows:

Business Unit and Commodity	Volume
Sempra Utilities:
SDG&E:
Natural gas	43 million MMBtu	(1)
Congestion revenue rights	13 million MWh	(2)
SoCalGas - natural gas	19 million MMBtu

Sempra Global:
Sempra LNG - natural gas	8 million MMBtu
Sempra Pipelines & Storage - natural gas	1 million MMBtu
Sempra Generation - electric power	1 million MWh
(1)	Million British thermal units
(2)	Megawatt hours

In addition to the amounts noted above, we frequently use commodity derivatives to manage risks associated with the physical locations of our customers, assets and other contractual obligations, such as natural gas purchases.

INTEREST RATE DERIVATIVES

We are exposed to interest rates primarily as a result of our current and expected use of financing. We periodically enter into interest rate derivative agreements intended to moderate our exposure to interest rates and to lower our overall costs of borrowing. We utilize interest rate swaps typically designated as fair value hedges, as a means to achieve our targeted level of variable rate debt as a percent of total debt. In addition, we may utilize interest rate swaps, which are typically designated as cash flow hedges, to lock in interest rates in anticipation of future financings.

Interest rate derivatives are utilized by the Sempra Utilities as well as by other Sempra Energy subsidiaries. Although the Sempra Utilities generally recover borrowing costs in rates over time, the use of interest rate derivatives is subject to certain regulatory constraints, and the impact of interest rate derivatives may not be recovered from customers as timely as described above with regard to natural gas derivatives. Accordingly, interest rate derivatives are generally accounted for as hedges at the Sempra Utilities, as at the rest of Sempra Energy's subsidiaries.

The net notional amounts of our interest rate derivatives as of March 31, 2010 were:

	March 31, 2010
(Dollars in millions)	Notional Debt	Maturities
Sempra Energy Consolidated(1)	$215-355	2011-2019
SDG&E(1)	285-372	2019
SoCalGas	150	2011
(1) Includes Otay Mesa VIE. All of SDG&E's interest rate derivatives relate to Otay Mesa VIE.

FINANCIAL STATEMENT PRESENTATION

The following table provides the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2010
				Deferred
				credits
	Current		Current	and other
	assets:		liabilities:	liabilities:
	Fixed-price	Investments	Fixed-price	Fixed-price
	contracts	and other	contracts	contracts
	and other	assets:	and other	and other
Derivatives designated as hedging instruments	derivatives(1)	Sundry	derivatives(2)	derivatives
Sempra Energy Consolidated:
Interest rate instruments	$5	$-	$-	$-
Commodity contracts not subject to rate recovery	1	-	-	-
Total	$6	$-	$-	$-
SoCalGas:
Interest rate instruments	$5	$-	$-	$-
Commodity contracts not subject to rate recovery	1	-	-	-
Total	$6	$-	$-	$-

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)	$9	$16	$(25)	$(40)
Commodity contracts not subject to rate recovery	108	36	(95)	(45)
Associated offsetting commodity contracts	(55)	(10)	55	10
Commodity contracts subject to rate recovery	21	5	(55)	(25)
Associated offsetting commodity contracts	(47)	(22)	47	22
Total	$36	$25	$(73)	$(78)
SDG&E:
Interest rate instruments(3)	$-	$-	$(17)	$(30)
Commodity contracts subject to rate recovery	15	5	(44)	(23)
Associated offsetting commodity contracts	(44)	(22)	44	22
Total	$(29)	$(17)	$(17)	$(31)
SoCalGas:
Commodity contracts subject to rate recovery	$6	$-	$(4)	$-
Associated offsetting commodity contracts	(3)	-	3	-
Total	$3	$-	$(1)	$-

	December 31, 2009
				Deferred
				credits
	Current		Current	and other
	assets:		liabilities:	liabilities:
	Fixed-price	Investments	Fixed-price	Fixed-price
	contracts	and other	contracts	contracts
	and other	assets:	and other	and other
Derivatives designated as hedging instruments	derivatives(1)	Sundry	derivatives(2)	derivatives
Sempra Energy Consolidated:
Interest rate instruments	$12	$2	$-	$-
Commodity contracts not subject to rate recovery	1	-	-	-
Total	$13	$2	$-	$-
SoCalGas:
Interest rate instruments	$6	$2	$-	$-

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)	$9	$15	$(25)	$(33)
Commodity contracts not subject to rate recovery	74	30	(64)	(42)
Associated offsetting commodity contracts	(34)	(6)	34	6
Commodity contracts subject to rate recovery	20	7	(20)	(13)
Associated offsetting commodity contracts	(14)	(9)	14	9
Total	$55	$37	$(61)	$(73)
SDG&E:
Interest rate instruments(3)	$-	$-	$(17)	$(26)
Commodity contracts subject to rate recovery	18	7	(13)	(9)
Associated offsetting commodity contracts	(13)	(9)	13	9
Total	$5	$(2)	$(17)	$(26)
SoCalGas:
Commodity contracts subject to rate recovery	$2	$-	$(1)	$-
Associated offsetting commodity contracts	(1)	-	1	-
Total	$1	$-	$-	$-
(1) Included in Current assets: Other for SoCalGas.
(2) Included in Current liabilities: Other for SoCalGas.
(3) Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Gain (loss) on derivative recognized in earnings
		Three months ended March 31,
	Location	2010	2009
Sempra Energy Consolidated:
Interest rate instruments(1)	Interest Expense	$2	$-
Interest rate instruments	Other Income, Net	(2)	(6)
Total		$-	$(6)
SoCalGas:
Interest rate instrument(1)	Interest Expense	$2	$-
Interest rate instrument	Other Income, Net	(2)	(2)
Total		$-	$(2)

(1)  There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31, 2010
	Amount of pretax
	gain (loss)
	on derivative	Gain (loss) reclassified from AOCI
	recognized in OCI	into earnings (effective portion)
	(effective portion)	Location	Amount
Sempra Energy Consolidated:
Interest rate instruments	$-	Interest Expense	$(3)
Commodity contracts not subject		Equity Earnings: RBS Sempra
to rate recovery	1	Commodities LLP	2
Total	$1		$(1)
SDG&E:
Interest rate instruments	$-	Interest Expense	$(2)
SoCalGas:
Interest rate instruments	$-	Interest Expense	$(1)

	Three months ended March 31, 2009
	Amount of pretax
	gain (loss)
	on derivative	Gain (loss) reclassified from AOCI
	recognized in OCI	into earnings (effective portion)
	(effective portion)	Location	Amount
Sempra Energy Consolidated:
Interest rate instruments	$(3)	Interest Expense	$(3)
Commodity contracts not subject		Revenues: Sempra Global
to rate recovery	11	and Parent	17
Commodity contracts not subject		Cost of Natural Gas, Electric
to rate recovery	(4)	Fuel and Purchased Power	(5)
Commodity contracts not subject		Equity Earnings: RBS Sempra
to rate recovery	-	Commodities LLP	(9)
Total	$4		$-
SDG&E:
Interest rate instruments	$-	Interest Expense	$(2)
SoCalGas:
Interest rate instruments	$-	Interest Expense	$(1)

Sempra Energy expects that losses of $1 million, which are net of income tax expense, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified to earnings depend on the commodity prices and interest rates in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows, excluding interest payments, is 26 months at March 31, 2010. The maximum term over which RBS Sempra Commodities hedges forecasted natural gas purchases and sales is 6 years.

SDG&E and SoCalGas expect that losses of $7 million and $3 million, respectively, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Gain (loss) on derivative recognized in earnings
		Three months ended March 31,
	Location	2010	2009
Sempra Energy Consolidated:
Interest rate instruments(1)	Other Income, Net	$(9)	$10
Commodity contracts not subject
to rate recovery	Revenues: Sempra Global and Parent	15	(16)
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power	(6)	8
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(52)	(49)
Commodity contracts subject
to rate recovery	Cost of Natural Gas	(2)	(1)
Commodity contracts subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power	(3)	-
Total		$(57)	$(48)
SDG&E:
Interest rate instruments(1)	Other Income, Net	$(9)	$10
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(52)	(49)
Total		$(61)	$(39)
SoCalGas:
Commodity contracts subject
to rate recovery	Cost of Natural Gas	$(2)	$(1)
(1) Related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.

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

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at March 31, 2010 is $5 million. As of March 31, 2010, if the credit rating of Sempra Energy were reduced below investment grade, $5 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E, PE and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contract. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at March 31, 2010 and December 31, 2009:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$32	$61	$34	$59
Total long-term debt(2)	7,542	8,128	8,050	8,618
Due to unconsolidated affiliate	2	2	2	2
Preferred stock of subsidiaries	179	162	179	156
SDG&E:
Total long-term debt(3)	$2,672	$2,765	$2,672	$2,828
Contingently redeemable preferred stock	79	76	79	76
PE and SoCalGas:
Total long-term debt(4)	$1,292	$1,354	$1,296	$1,382

PE:
Preferred stock	$80	$66	$80	$61
Preferred stock of subsidiary	20	20	20	19
	$100	$86	$100	$80
SoCalGas:
Preferred stock	$22	$21	$22	$20
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)	Before reductions for unamortized discount of $17 million at March 31, 2010 and December 31, 2009.
(3)	Before reductions for unamortized discount of $4 million at March 31, 2010 and December 31, 2009.
(4)	Before reductions for unamortized discount of $2 million at March 31, 2010 and December 31, 2009.

Sempra Energy based the fair values of investments in affordable housing partnerships on the present value of estimated future cash flows, discounted at rates available for similar investments. All entities based the fair values of the long-term debt and preferred stock on their quoted market prices or quoted market prices for similar securities.

Nuclear Decommissioning Trusts

We discuss SDG&E's investments in nuclear decommissioning trust funds in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2010:
Debt securities
U.S. government(1)	$138	$12	$(2)	$148
Municipal bonds(2)	76	2	(2)	76
Other securities(3)	27	2	-	29
Total debt securities	241	16	(4)	253
Equity securities	242	205	(4)	443
Cash and cash equivalents	10	-	-	10
Total available-for-sale securities	$493	$221	$(8)	$706
As of December 31, 2009:
Debt securities
U.S. government	$141	$12	$(3)	$150
Municipal bonds	85	3	(3)	85
Other securities	12	1	-	13
Total debt securities	238	16	(6)	248
Equity securities	238	188	(5)	421
Cash and cash equivalents	9	-	-	9
Total available-for-sale securities	$485	$204	$(11)	$678
(1)	Maturity dates are 2011-2039.
(2)	Maturity dates are 2010-2057.
(3)	Maturity dates are 2010-2049.

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended March 31,
	2010	2009
Proceeds from sales	$40	$39
Gross realized gains	1	3
Gross realized losses	(2)	(17)

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on the Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.

The fair value of securities in an unrealized loss position as of March 31, 2010 was $99 million. The unrealized losses of $8 million were primarily caused by a negative market environment in 2009. We do not consider these investments to be other than temporarily impaired as of March 31, 2010.

Derivative Positions Net of Cash Collateral

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of offset exists.

The following table provides the amount of fair value of cash collateral receivables that were not offset in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(Dollars in millions)	2010	2009
Sempra Energy Consolidated	$32	$36
SDG&E	26	30
SoCalGas	4	5

Fair Value Hierarchy

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Notes 1 and 2 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the three months ended March 31, 2010.

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

The fair value of commodity derivative assets and liabilities is determined in accordance with our netting policy, as discussed above under "Derivative Positions Net of Cash Collateral."

The determination of fair values, shown in the tables below, incorporates various factors, including but not limited to, the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).

We discuss our financial assets and liabilities that were accounted for at fair value on a recurring basis further in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

RECURRING FAIR VALUE MEASURES -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of March 31, 2010
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$443	$-	$-	$-	$443
Debt securities	112	141	-	-	253
Total nuclear decommissioning trusts(1)	555	141	-	-	696
Interest rate instruments	-	31	-	-	31
Commodity contracts subject to rate recovery	27	3	9	-	39
Commodity contracts not subject to rate recovery	7	80	-	(26)	61
Investments	16	-	-	-	16
Total	$605	$255	$9	$(26)	$843

Liabilities:
Interest rate instruments	$-	$65	$-	$-	$65
Commodity contracts subject to rate recovery	57	11	-	(57)	11
Commodity contracts not subject to rate recovery	-	74	-	-	74
Total	$57	$150	$-	$(57)	$150

	At fair value as of December 31, 2009
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$421	$-	$-	$-	$421
Debt securities	111	137	-	-	248
Total nuclear decommissioning trusts(1)	532	137	-	-	669
Interest rate instruments	-	38	-	-	38
Commodity contracts subject to rate recovery	32	3	10	-	45
Commodity contracts not subject to rate recovery	7	62	-	(40)	29
Investments	1	-	-	-	1
Total	$572	$240	$10	$(40)	$782

Liabilities:
Interest rate instruments	$-	$59	$-	$-	$59
Commodity contracts subject to rate recovery	9	9	-	(9)	9
Commodity contracts not subject to rate recovery	-	65	-	-	65
Total	$9	$133	$-	$(9)	$133
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SDG&E
(Dollars in millions)
	At fair value as of March 31, 2010
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$443	$-	$-	$-	$443
Debt securities	112	141	-	-	253
Total nuclear decommissioning trusts(1)	555	141	-	-	696
Commodity contracts subject to rate recovery	24	2	9	-	35
Commodity contracts not subject to rate recovery	2	-	-	-	2
Total	$581	$143	$9	$-	$733

Liabilities:
Interest rate instruments	$-	$47	$-	$-	$47
Commodity contracts subject to rate recovery	57	1	-	(57)	1
Total	$57	$48	$-	$(57)	$48

	At fair value as of December 31, 2009
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$421	$-	$-	$-	$421
Debt securities	111	137	-	-	248
Total nuclear decommissioning trusts(1)	532	137	-	-	669
Commodity contracts subject to rate recovery	29	2	10	-	41
Commodity contracts not subject to rate recovery	1	-	-	-	1
Total	$562	$139	$10	$-	$711

Liabilities:
Interest rate instruments	$-	$43	$-	$-	$43
Commodity contracts subject to rate recovery	9	-	-	(9)	-
Total	$9	$43	$-	$(9)	$43
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SOCALGAS
(Dollars in millions)
	At fair value as of March 31, 2010
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Interest rate instruments	$-	$5	$-	$-	$5
Commodity contracts subject to rate recovery	3	1	-	-	4
Commodity contracts not subject to rate recovery	3	-	-	-	3
Total	$6	$6	$-	$-	$12
Liabilities:
Commodity contracts subject to rate recovery	$-	$1	$-	$-	$1

	At fair value as of December 31, 2009
				Collateral
	Level 1	Level 2	Level 3	Netted	Total
Assets:
Interest rate instruments	$-	$8	$-	$-	$8
Commodity contracts subject to rate recovery	3	1	-	-	4
Commodity contracts not subject to rate recovery	3	-	-	-	3
Total	$6	$9	$-	$-	$15

There were no transfers in or out of Level 1 or Level 2 during the periods presented.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of net trading and other derivatives classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

	Three months ended March 31,
(Dollars in millions)	2010	2009
Balance as of January 1	$10	$27
Realized and unrealized losses	(2)	-
Purchases	-	-
Issuances	-	-
Settlements	1	-
Balance as of March 31	$9	$27
Change in unrealized gains relating to
instruments still held at March 31	$-	$-

There were no transfers in or out of Level 3 during the periods presented.

Gains and losses (realized and unrealized) for Level 3 recurring items are primarily related to SDG&E's congestion revenue rights and were included in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.

NOTE 9. SEMPRA UTILITIES' REGULATORY MATTERS

POWER PROCUREMENT AND RESOURCE PLANNING

Sunrise Powerlink Electric Transmission Line

In December 2008, the CPUC issued a final decision authorizing SDG&E to construct a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region (Sunrise Powerlink). This line is designed to provide 1,000 MW of increased import capability into the San Diego area. The decision allows SDG&E to construct the Sunrise Powerlink along a route that would generally run south of the Anza-Borrego Desert State Park. The decision also approves the environmental impact review conducted jointly by the CPUC and the Bureau of Land Management (BLM) and establishes a total project cost cap of $1.9 billion, including approximately $190 million for environmental mitigation costs. In January 2009, the BLM issued its decision approving the project, route and environmental review.

After the issuance of the CPUC final decision, applications for rehearing before the CPUC were filed by the Utility Consumers Action Network (UCAN) and the Center for Biological Diversity/Sierra Club (CBD). The CPUC issued a final decision in July 2009 denying the requests for rehearing. UCAN and CBD jointly filed a petition with the California Supreme Court in August 2009 challenging the CPUC's decision with regard to implementation of the California Environmental Quality Act (CEQA). UCAN also filed a petition with the California Court of Appeal (Court of Appeal) challenging the decision on other legal grounds, which the Court of Appeal procedurally granted in March 2010. The UCAN/CBD appeal will be addressed by the California Supreme Court after the Court of Appeal rules on the first petition.

Three appeals of the BLM decision approving the segment of the route within its jurisdiction were filed by individuals, a community organization, and the Viejas Indian tribe in March 2009. A request to stay the BLM decision was also filed. The Interior Board of Land Appeals (IBLA) dismissed the appeal filed by the individuals and issued a ruling in July 2009 denying the request for a stay. In addition, the Viejas Indian tribe withdrew its appeal in July 2009. The IBLA is still reviewing the one remaining appeal.

The same project opponents who filed the BLM appeal also filed a lawsuit in Federal District Court in Sacramento, California, for Declaratory and Injunctive Relief regarding Sunrise Powerlink. The complaint alleges that the BLM failed to properly assess the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. The complaint requests a declaration that the BLM violated Federal law in approving Sunrise Powerlink and an injunction against any construction activities.

The Sunrise Powerlink also requires approval from the United States Forest Service (USFS). SDG&E expects the USFS to issue a Record of Decision (ROD) approving the segment of the route within its jurisdiction in the first half of 2010. The USFS decision is also subject to administrative and judicial review.

Sunrise Powerlink costs will be recovered in SDG&E's Electric Transmission Formula Rate, where SDG&E must demonstrate to the Federal Energy Regulatory Commission (FERC) that such costs were prudently incurred.

The CPUC decision requires SDG&E to adhere to certain commitments it made during the application process, as follows:

▪

not to contract, for any length of term, with conventional coal generators to deliver power via the Sunrise Powerlink;

▪

if any currently approved renewable energy contract that is deliverable via the Sunrise Powerlink fails, to replace it with a viable contract with a renewable generator located in the Imperial Valley region; and

▪

voluntarily raise SDG&E's Renewables Portfolio Standard Program goal (discussed below under "Renewable Energy") to 33 percent by 2020.

SDG&E commenced procurement activities for the project in 2009, but before construction can begin, additional agency permits, including the ROD, must be obtained. The total amount invested by SDG&E in the Sunrise Powerlink project as of March 31, 2010 was $289 million, which is included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E. SDG&E expects the Sunrise Powerlink to be in commercial operation in 2012.

We provide additional information concerning Sunrise Powerlink in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Renewable Energy

Certain California electric retail sellers, including SDG&E, are required to deliver 20 percent of their retail energy sales from renewable energy sources beginning in 2010. The rules governing this requirement, administered by both the CPUC and the California Energy Commission (CEC), are generally known as the Renewables Portfolio Standard (RPS) Program. In September 2009, the Governor of California issued an Executive Order which set a target for each California utility to procure 33 percent of their annual electric energy requirements from renewable energy sources starting no later than 2020. This Executive Order designates the California Air Resources Board (CARB) as the agency responsible for establishing the compliance rules and regulations.

In 2008, the CPUC issued a decision defining flexible compliance mechanisms that can be used to defer compliance with or meet the RPS Program mandates in 2010 and beyond. The decision established that a finding by the CPUC of insufficient transmission is a permissible reason to defer compliance with the RPS Program mandates. This decision also confirmed that any renewable energy procured in excess of the established targets for prior years, currently and in the future, could be applied to any shortfalls in the years 2010 and beyond.

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

SDG&E believes it will be able to comply with the RPS Program requirements based on its contracting activity and application of the flexible compliance mechanisms. SDG&E's failure to comply with the RPS Program requirements in 2010, or in any subsequent years, could subject it to a CPUC-imposed penalty of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year.

GENERAL RATE CASE (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the Sempra Utilities to recover their reasonable cost of operations and to provide the opportunity to realize an acceptable rate of return on their investment. The Sempra Utilities are scheduled to file their next rate case with the CPUC with a 2012 test year in the third quarter of 2010.

In November 2009, SDG&E and SoCalGas, jointly with the Division of Ratepayer Advocates (DRA), a division of the CPUC representing the interests of customers, filed a petition with the CPUC to delay the filing of SDG&E's and SoCalGas' next GRC applications by one year. In April 2010, the CPUC issued a decision denying the joint petition and directing SDG&E and SoCalGas to follow their original GRC schedules.

UTILITY INCENTIVE MECHANISMS

The CPUC applies performance-based measures and incentive mechanisms to all California utilities, under which the Sempra Utilities have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals.

We provide additional information regarding these incentive mechanisms in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report, and updates below.

Energy Efficiency

In December 2009, the CPUC awarded $0.3 million and $2.1 million to SDG&E and SoCalGas, respectively, for their performance during the 2006 – 2008 program period, and held back 35 percent of the awards pending a final true-up in 2010. In February 2010, the Sempra Utilities filed a petition with the CPUC to correct errors in the computation of the awards. If adopted, the changes would increase the awards by $426,000 for SDG&E and $1.3 million for SoCalGas, net of the 35% holdback.

The December 2009 decision also established a schedule for the 2010 incentive true-up. The schedule provides for the issuance of a draft verification report in second quarter 2010 and a final decision in third quarter 2010.

Natural Gas Procurement

In January 2010, the CPUC approved a Gas Cost Incentive Mechanism award of $12 million for SoCalGas’ procurement activities during the 12-month period ending March 31, 2009.

COST OF CAPITAL

A cost of capital proceeding determines the Sempra Utilities' authorized capital structure and the authorized rate of return that the Sempra Utilities may earn on their electric and natural gas distribution and electric generation assets.

In January 2010, the CPUC approved SDG&E's and the DRA's joint petition to delay SDG&E's next scheduled cost of capital application for two years. With this approval, SDG&E's next cost of capital application is scheduled to be filed in April 2012 for a 2013 test year, consistent with the schedule for cost of capital applications for each of Southern California Edison (Edison) and Pacific Gas and Electric (PG&E).

ADVANCED METERING INFRASTRUCTURE

In April 2010, the CPUC issued a decision approving SoCalGas' application to upgrade approximately six million natural gas meters with an advanced metering infrastructure (AMI), subject to certain safeguards to better ensure its cost effectiveness for ratepayers. With these safeguards, the approved cost of the project is $1.05 billion (including approximately $900 million in capital investment), and SoCalGas will be subject to risk/reward sharing for costs above or below this amount. Installation of the meters is expected to begin in 2012 and continue through 2017.

2007 WILDFIRES COST RECOVERY

SDG&E filed an application with the CPUC in March 2009 seeking to recover the incremental cost incurred to replace and repair company facilities under CPUC jurisdiction damaged by the October 2007 wildfires. This application was filed in accordance with the CPUC rules governing incremental costs incurred as a result of a declared emergency or catastrophic event. The DRA filed a protest to SDG&E's request for recovery of the incremental costs, requesting that the CPUC stay the proceeding until completion of the fire investigations, which we describe in Note 10. SDG&E and the DRA have reached an agreement in principle regarding the cost recovery request which, if approved by the CPUC, would result in SDG&E recovering $43 million. A formal settlement agreement is being finalized, but no specific filing date has been established.

SDG&E also incurred $30.1 million of incremental costs for the replacement and repair of company facilities under FERC jurisdiction, which are currently being recovered in SDG&E's electric transmission rates.

We discuss recovery of 2007 wildfire litigation costs in Note 10.

INSURANCE COST RECOVERY

SDG&E filed an application with the CPUC in August 2009 seeking authorization to recover higher liability insurance premiums and losses due to higher deductibles which SDG&E began incurring on July 1, 2009. Evidentiary hearings were held in April 2010 and a final CPUC decision is expected by the end of 2010. SDG&E made the filing under the CPUC’s rules allowing utilities to seek recovery of significant cost increases incurred between GRC filings resulting from unforeseen circumstances. SDG&E is requesting a $29 million revenue requirement for the 2009/2010 policy period for the incremental increase in its liability and wildfire insurance premium costs above what is currently authorized in rates. The CPUC's rules allow a utility to recover costs that meet certain criteria, subject to a $5 million deductible per event. In the three months ended March 31, 2010, SDG&E has expensed $8 million (pretax) of incremental insurance premiums associated with its wildfire coverage.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We record loss reserves for legal proceedings when it is probable that a loss has been incurred and the amounts of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from reserved amounts or exceed applicable insurance coverages and could materially adversely affect our business, cash flows, results of operations, and financial condition.

At March 31, 2010, Sempra Energy’s reserves for legal proceedings, on a consolidated basis, were $636 million, of which $194 million is offset by an insurance receivable for wildfire litigation and $139 million is for previously resolved matters. At March 31, 2010, SDG&E and SoCalGas had reserves of $322 million (including the $194 million offset) and $12 million, respectively. We provide additional information about previously resolved matters in Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E 2007 Wildfire Litigation

In October 2007, San Diego County experienced several catastrophic wildfires. Reports issued by the California Department of Forestry and Fire Protection (Cal Fire) concluded that two of these fires (the Witch and Rice fires) were SDG&E "power line caused" and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications' fiber optic cable came into contact with an SDG&E power line "causing an arc and starting the fire." Cal Fire reported that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties, and the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulting in two fatalities, approximately 40 firefighters injured and approximately 1,141 homes destroyed.

A September 2008 staff report issued by the CPUC's Consumer Protection and Safety Division reached substantially the same conclusions as the Cal Fire reports, but also contended that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained. In November 2008, the CPUC initiated proceedings to determine if any of its rules were violated and in October 2009, SDG&E and the Consumer Protection and Safety Division entered into a settlement agreement, approved by the CPUC in April 2010, that resolves these proceedings by SDG&E's payment of $14.75 million.

Numerous parties have sued SDG&E and Sempra Energy in San Diego County Superior Court seeking recovery of unspecified amounts of damages, including punitive damages, from the three fires. These include owners and insurers of properties that were destroyed or damaged in the fires and public entities seeking recovery of firefighting, emergency response, and environmental costs. They assert various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for property damages resulting from a wildfire ignited by power lines. In June 2009, the trial court ruled that these claims must be pursued in individual lawsuits (rather than as class actions on behalf of all persons who incurred wildfire damages), and the plaintiffs have appealed that ruling. SDG&E has filed cross-complaints against Cox Communications seeking indemnification for any liability that SDG&E may incur that relates to the Guejito fire and may file additional actions against other parties relating to the Witch and Rice fires.

SDG&E has settled substantially all of the 19,000 claims of homeowner insurers relating to the three fires, including claims for payment by the insurers to their policyholders for approximately 1,000 of the 1,300 houses, mobile homes, and apartment units identified in public records as having been destroyed. Under the settlement agreements, SDG&E has paid or will pay 57.5 percent of the approximately $1.6 billion paid or reserved for payment by the insurers to their policyholders and received an assignment of the insurers’ claims against Cox Communications and other parties potentially responsible for the fires.

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 330 of these plaintiffs.

Of the approximately 2,100 remaining plaintiffs in the wildfire litigation, approximately 600 have thus far submitted settlement demands and damage estimates. Individual and business claims total approximately $460 million and government entity claims total approximately $165 million. SDG&E expects to receive additional settlement demands and damage estimates as settlement negotiations continue.

SDG&E has established reserves for its estimated cost of resolving the claims for economic damages of 800 plaintiffs. SDG&E does not currently have sufficient information to reasonably estimate the costs of resolving the claims of the other plaintiffs. SDG&E expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information. SDG&E is also unable to reasonably estimate the amount or timing of recoveries from other potentially responsible parties both in respect of the amounts that it has already expended to settle claims and amounts that it may expend in the future.

SDG&E has concluded that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its $1.1 billion of liability insurance coverage and any amounts recovered from other potentially responsible parties. Accordingly, although recovery from utility customers will require future regulatory actions as we discuss in Note 9, SDG&E has recorded a regulatory asset in an amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage. SDG&E will increase the amount of the regulatory asset as additional amounts are paid or reserves are recorded and reduce it by any amounts recovered from other potentially responsible parties. As of March 31, 2010, the amount of the regulatory asset was $107 million.

Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. However, SDG&E’s cash flow will be adversely affected by timing differences between the resolution of claims and recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. Also, recovery from customers will require future regulatory actions, and a failure to obtain recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy's and SDG&E's cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries from other potentially responsible parties and utility customers and will make appropriate adjustments to wildfire reserves and the related regulatory asset as additional information becomes available.

Energy Crisis Litigation

Sempra Energy, RBS Sempra Commodities and Sempra Generation have reached an agreement in principle for a comprehensive settlement to resolve substantially all of the energy crisis litigation described below for a total payment of $410 million. The matters to be resolved by the settlement would include the multiple actions brought by the DWR and other parties with respect to the validity, pricing and operation of Sempra Generation’s contract with the DWR and the FERC refund and manipulation proceedings against RBS Sempra Commodities. Any settlement agreements would be subject to the approval of the FERC.

We describe the matters to be resolved below under "DWR Contract," "FERC Refund Proceedings," and "FERC Manipulation Investigation." We expect the settlement of $410 million to be funded largely from previously recorded reserves and receivables at RBS Sempra Commodities. Sempra Energy has also recorded an additional pretax charge of $159 million in the first quarter of 2010 to provide for the remainder of the settlement, including $139 million at Sempra Generation and $20 million at Sempra Commodities.

DWR Contract

In February 2002, the California Energy Oversight Board (CEOB) and the CPUC filed challenges at the FERC to the DWR's contracts with Sempra Generation and other power suppliers. After the FERC upheld the contracts in 2003, the CEOB and CPUC appealed to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) and challenged the FERC's application of the Mobile-Sierra doctrine's "public interest" standard of review to the contracts. In June 2008, the United States Supreme Court (Supreme Court) ruled that the FERC was correct to apply the Mobile-Sierra doctrine (which presumes that contract rates are just and reasonable) absent a demonstration that one of the contracting parties engaged in unlawful market manipulation that directly affected contract rates. The Supreme Court ruled that the FERC should clarify its findings on this issue and consider whether the contract rates seriously harm the public interest. The FERC has not yet acted.

At various times since the contract's inception, Sempra Generation and the DWR have also had disputes regarding the meaning of terms and performance of the agreement under which Sempra Generation sells electricity to the DWR. In 2002, in a state civil action, the DWR sought to terminate its contract with Sempra Generation claiming misrepresentation and breach of contract, and seeking rescission, damages, injunctive and declaratory relief, and $100 million in punitive damages. After various procedural decisions and appeals, on November 30, 2009, a San Diego jury returned a verdict denying all of the DWR's claims and requested relief, and granting all of Sempra Generation's requested relief. The DWR has appealed the judgment.

In September 2008, the DWR initiated an arbitration proceeding against Sempra Generation, alleging that Sempra Generation had breached the parties' agreement in various operational respects, and violated the order issued by an earlier arbitration panel relating to the amount refunded to the DWR and the manner in which Sempra Generation operates. The DWR seeks approximately $80 million in damages and an order terminating the contract. Arbitration hearings are scheduled for January 2011.

FERC Refund Proceedings

The FERC is investigating prices charged by various electric suppliers to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets. In March 2003, the FERC ordered suppliers to pay refunds on certain sales made during the October 2, 2000 through June 20, 2001 time period.

Various parties, including Sempra Commodities, appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Ninth Circuit Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain short-term bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC should have considered other remedies for tariff violations that are alleged to have occurred prior to October 2, 2000. The FERC is in the process of addressing these issues on remand.

In August 2007, the Ninth Circuit Court of Appeals issued a decision reversing and remanding FERC orders declining to provide refunds in a related proceeding regarding short-term bilateral sales up to one month in the Pacific Northwest. The court found that some of the short-term sales between the DWR and various sellers (including Sempra Commodities) that had previously been excluded from the refund proceeding involving sales in the ISO and PX markets in California were within the scope of the Pacific Northwest refund proceeding. The FERC has not yet acted on the court's order.

In a separate complaint filed with the FERC in 2002, the California Attorney General contended that electricity sellers had failed to comply with the FERC's quarterly reporting requirements. The Attorney General requested that the FERC order refunds from suppliers. The FERC dismissed the complaint and instead ordered sellers to restate their reports. After an appeal by the California Attorney General, the Ninth Circuit Court of Appeals stated that failure to file transaction-specific quarterly reports gave the FERC authority to order refunds with respect to jurisdictional sellers. The FERC is in the process of addressing these issues on remand.

In May 2009, the California Attorney General filed another complaint at the FERC against various sellers, including Sempra Commodities. In this complaint, the Attorney General seeks to collect for alleged overcharges related to short-term bilateral transactions between sellers and the DWR from January 18, 2001 through June 20, 2001. These transactions also have been the subject of the Ninth Circuit Court of Appeals' orders in the proceedings described above. The FERC has not yet acted on the complaint.

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

In June 2003, the FERC ordered a number of entities, including Sempra Commodities, to show why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. In October 2003, Sempra Commodities agreed to pay $7.2 million in full resolution of these investigations. That liability was recorded as of December 31, 2003. The Sempra Commodities settlement was approved by the FERC in August 2004 and reaffirmed in November 2008. The California parties have appealed the FERC's orders to the Ninth Circuit Court of Appeals.

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

Wildfire Reserves and Insurance Receivables

In 2009 and 2010, as liabilities for wildfire litigation have become reasonably estimable, SDG&E has recorded related reserves as a current liability. The impact of this liability is offset by a current receivable resulting from SDG&E’s $1.1 billion of liability insurance and, for reserves in excess of the insurance coverage, the recognition of a regulatory asset, as discussed above. There was no effect on SDG&E's or Sempra Energy's 2009 earnings and no significant effect on their 2010 earnings from the recording of the reserves. At March 31, 2010, wildfire litigation reserves were $300 million and the receivable from SDG&E's insurers was $194 million.

NUCLEAR INSURANCE

SDG&E and the other owners of San Onofre Nuclear Generating Station (SONGS) have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $375 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $12.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $375 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E's contribution would be up to $47 million. This amount is subject to an annual maximum of $7 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

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

CONTRACTUAL COMMITMENTS

Sempra Energy Consolidated

In the first quarter of 2010, significant increases in commitments at Sempra Energy were

▪

$258 million for purchased-power contracts at SDG&E;

▪

$46 million at SDG&E for the engineering, material procurement and construction costs associated with the Sunrise Powerlink project;

▪

$24 million at Sempra Pipelines & Storage for natural gas contracts; and

▪

$18 million for construction and infrastructure improvements for gas transmission and distribution operations at SoCalGas.

The future payments for the contractual commitments listed above are expected to be $72 million for 2010, $52 million for 2011, $43 million for 2012, $36 million for 2013, $36 million for 2014 and $107 million thereafter.

Reserves for Sempra Energy and SDG&E wildfire litigation are discussed above in “SDG&E 2007 Wildfire Litigation.” Reserves for Sempra Energy related to the FERC and DWR contract settlement litigation are discussed above in “Energy Crisis Litigation.”

Changes to SoCalGas’ natural gas purchase and pipeline capacity commitments and Sempra LNG’s natural gas purchase commitments are discussed below.

SDG&E

In the first quarter of 2010, significant increases to contractual commitments at SDG&E were $258 million for purchased-power contracts and $46 million for the engineering, material procurement and construction costs associated with the Sunrise Powerlink project.

The future payments for these contractual commitments are expected to be $36 million for 2010, $46 million for 2011, $43 million for 2012, $36 million for 2013, $36 million for 2014 and $107 million thereafter.

SoCalGas

In the first quarter of 2010, significant increases to contractual commitments at SoCalGas were $18 million for construction and infrastructure improvements for gas transmission and distribution operations.

The future payments for these contractual commitments are expected to be $12 million for 2010 and $6 million for 2011.

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $480 million since December 31, 2009. The decrease was primarily due to a reduction of $627 million based on lower natural gas forward prices, offset by new natural gas purchase and pipeline capacity contracts of $147 million. Net future payments are therefore expected to decrease by $462 million for 2010 and $18 million for 2011.

LNG

In the first quarter of 2010, Sempra LNG’s commitments under the purchase agreements with Tangguh PSC Contractors and Ras Laffan Liquefied Natural Gas Company Limited decreased by $515 million and $378 million based on lower natural gas forward prices, respectively, since December 31, 2009. We discuss these agreements further in Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

The future payments under these agreements are expected to decrease by $714 million for 2010, $160 million for 2011, $117 million for 2012, $90 million for 2013, $65 million for 2014 and increase by $253 million thereafter.

NOTE 11. SEGMENT INFORMATION

We have six separately managed reportable segments, as follows:

1.

SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

2.

SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.

Sempra Commodities holds our investment in RBS Sempra Commodities, a joint venture with RBS. The partnership was formed from our commodities-marketing businesses previously reported in this segment. The partnership's commodity trading businesses serve customers in natural gas, electricity, petroleum and petroleum products, and base metals. Sempra Commodities also includes the operating results of Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

On February 16, 2010, Sempra Energy, RBS and the partnership entered into an agreement to sell certain businesses within the partnership. We discuss this transaction and related agreements affecting the partnership in Note 4 above and in Notes 4 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

4.

Sempra Generation develops, owns and operates, or holds interests in, electric power plants and energy projects in Arizona, California, Nevada, Indiana, Hawaii and Mexico to serve wholesale electricity markets in the United States and Mexico.

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

6.

Sempra LNG develops, owns and operates receipt terminals for importing LNG, and has supply and marketing agreements to purchase LNG and sell natural gas.

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

In the first quarter of 2010, Sempra LNG became a reportable segment. We have revised segment disclosures for 2009 to reflect this.

The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

Amounts labeled as "all other" in the following tables consist primarily of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2010		2009
REVENUES
SDG&E	$742	29%	$732	35%
SoCalGas	1,182	47	920	44
Sempra Commodities	23	1	13	1
Sempra Generation	295	12	297	14
Sempra Pipelines & Storage	110	4	132	6
Sempra LNG	205	8	32	1
Adjustments and eliminations	3	-	-	-
Intersegment revenues	(26)	(1)	(18)	(1)
Total	$2,534	100%	$2,108	100%
INTEREST EXPENSE
SDG&E	$31		$25
SoCalGas	17		17
Sempra Commodities	1		3
Sempra Generation	4		4
Sempra Pipelines & Storage	9		7
Sempra LNG	12		2
All other	87		59
Intercompany eliminations	(52)		(35)
Total	$109		$82
INTEREST INCOME
SoCalGas	$-		$1
Sempra Generation	2		3
Sempra Pipelines & Storage	4		4
All other	50		33
Intercompany eliminations	(52)		(35)
Total	$4		$6
DEPRECIATION AND AMORTIZATION
SDG&E	$92	44%	$77	42%
SoCalGas	75	36	72	39
Sempra Generation	15	7	14	8
Sempra Pipelines & Storage	11	5	10	6
Sempra LNG	12	6	6	3
All other	5	2	4	2
Total	$210	100%	$183	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$31		$60
SoCalGas	56		36
Sempra Commodities	(8)		37
Sempra Generation	(40)		12
Sempra Pipelines & Storage	6		12
Sempra LNG	12		(12)
All other	1		(36)
Total	$58		$109

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended March 31,
	2010		2009
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Commodities	$7		$153
Sempra Pipelines & Storage	10		10
All other	(2)		(3)
Total	$15		$160
Earnings recorded net of tax:
Sempra Pipelines & Storage	$19		$16
EARNINGS (LOSSES)
SDG&E(1)	$83	78%	$99	31%
SoCalGas(1)	65	61	59	19
Sempra Commodities	(5)	(4)	114	36
Sempra Generation	(53)	(50)	43	13
Sempra Pipelines & Storage	38	36	37	12
Sempra LNG	32	30	(7)	(2)
All other	(54)	(51)	(29)	(9)
Total	$106	100%	$316	100%

EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E	$290	65%	$229	46%
SoCalGas	114	26	112	23
Sempra Generation	4	1	3	1
Sempra Pipelines & Storage	36	8	76	15
Sempra LNG	2	-	71	15
All other	-	-	1	-
Total	$446	100%	$492	100%

	March 31, 2010		December 31, 2009
ASSETS
SDG&E	$10,435	36%	$10,229	36%
SoCalGas	7,432	26	7,287	25
Sempra Commodities	2,263	8	2,255	8
Sempra Generation	2,196	7	2,048	7
Sempra Pipelines & Storage	4,588	16	4,485	16
Sempra LNG	2,245	8	2,277	8
All other	544	2	596	2
Intersegment receivables	(931)	(3)	(665)	(2)
Total	$28,772	100%	$28,512	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Commodities	$2,178		$2,172
Sempra Generation	429		434
Sempra Pipelines & Storage	1,479		1,429
All other	20		21
Total	$4,106		$4,056
(1) After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements contained in this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2009 Annual Report on Form 10-K (Annual Report), and "Risk Factors" contained in our Annual Report and Part II of this Form 10-Q.

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

PE's operations consist solely of those of SoCalGas and additional items (e.g., cash, intercompany accounts and equity) attributable to serving as a holding company for SoCalGas.

Below are the summary descriptions of our operating business units.

SEMPRA ENERGY BUSINESS UNITS

The Sempra Utilities consist of SDG&E and SoCalGas.

SEMPRA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪ Provides electricity to 3.5 million consumers (1.4 million meters) ▪ Provides natural gas to 3.2 million consumers (845,000 meters)	Serves the county of San Diego, CA and an adjacent portion of southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 20.7 million (5.8 million meters)	Southern California and portions of Central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global's principal business units, which provide energy-related products and services, are

▪

Sempra Commodities

▪

Sempra Generation

▪

Sempra Pipelines & Storage

▪

Sempra LNG

SEMPRA GLOBAL
	MARKET	GEOGRAPHIC REGION
SEMPRA COMMODITIES Holds an interest in RBS Sempra Commodities LLP, a commodities-marketing business joint venture with The Royal Bank of Scotland (RBS)	▪ Natural gas; natural gas liquids ▪ Power ▪ Petroleum and petroleum products ▪ Coal ▪ Emissions ▪ Ethanol ▪ Base metals	▪ Global
SEMPRA GENERATION Develops, owns and operates, or holds interests in, electric power plants and energy projects	▪ Wholesale electricity	▪ U.S.A. ▪ Mexico
SEMPRA PIPELINES & STORAGE Develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities, and natural gas and electric service providers	▪ Natural gas ▪ Electricity	▪ U.S.A. ▪ Mexico ▪ Argentina ▪ Chile ▪ Peru
SEMPRA LNG Develops, owns and operates receipt terminals for importation of liquefied natural gas (LNG) and sale of natural gas	▪ Liquefied natural gas ▪ Natural gas	▪ U.S.A. ▪ Mexico

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪

Overall results of our operations and factors affecting those results

▪

Our business unit results

▪

Significant changes in revenues, costs and earnings between periods

In the three months ended March 31, 2010, our earnings decreased by $210 million (66%) to $106 million primarily due to losses at Sempra Commodities in 2010 compared to earnings in 2009, and litigation expense recorded in 2010 at Sempra Generation and Sempra Commodities related to the agreement in principle to settle certain energy crisis litigation, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein. This litigation expense was $12 million and $84 million, after tax, at Sempra Commodities and Sempra Generation, respectively. Diluted earnings per share for the three months decreased by $0.87 (67%) per share, primarily from the lower earnings in 2010.

The following table shows our earnings by business unit, which we discuss below in "Business Unit Results."

SEMPRA ENERGY EARNINGS (LOSSES) BY BUSINESS UNIT
(Dollars in millions)
	Three months ended March 31,
	2010		2009
Sempra Utilities:
SDG&E(1)	$83	78%	$99	31%
SoCalGas(1)	65	61	59	19
Sempra Global:
Sempra Commodities	(5)	(4)	114	36
Sempra Generation	(53)	(50)	43	13
Sempra Pipelines & Storage	38	36	37	12
Sempra LNG	32	30	(7)	(2)
Parent and other(2)	(54)	(51)	(29)	(9)
Earnings	$106	100%	$316	100%
(1)		After preferred dividends.
(2)

Includes after-tax interest expense ($38 million for the three months ended March 31, 2010 and $34 million for the three months ended March 31, 2009), intercompany eliminations recorded in consolidation and certain corporate costs incurred at Sempra Global.

BUSINESS UNIT RESULTS

The following section is a discussion of earnings by business unit, as it appears in the table above.

EARNINGS BY BUSINESS UNIT -- SEMPRA UTILITIES
(Dollars in millions)

SDG&E

SDG&E business unit earnings were

▪

$83 million in the first three months of 2010 ($84 million before preferred dividends)

▪

$99 million in the first three months of 2009 ($100 million before preferred dividends)

The decrease of $16 million (16%) was due to:

▪

$9 million net unfavorable impact from an increase in litigation reserves in 2010 compared to the favorable resolution of litigation in 2009;

▪

$5 million higher liability insurance premiums for wildfire coverage; and

▪

$3 million due to the write-down of deferred tax assets as a result of the change in U.S. tax law regarding the Medicare Part D subsidy, which we discuss in "Changes in Revenues, Costs and Earnings – Income Taxes" below and in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

SoCalGas

SoCalGas business unit earnings were

▪

$65 million in the first three months of 2010 (both before and after preferred dividends)

▪

$59 million in the first three months of 2009 (both before and after preferred dividends)

The increase of $6 million (10%) was due to:

▪

$9 million higher CPUC authorized margin;

▪

$3 million higher regulatory awards;

▪

$3 million from a lower effective tax rate in 2010, excluding a $13 million write-down of deferred tax assets associated with the Medicare Part D subsidy, discussed below; and

▪

$2 million lower net bad debt expense; offset by

▪

$13 million due to the write-down of deferred tax assets as a result of the change in U.S. tax law regarding the Medicare Part D subsidy, which we discuss in "Changes in Revenues, Costs and Earnings – Income Taxes" below and in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

EARNINGS (LOSSES) BY BUSINESS UNIT -- SEMPRA GLOBAL
(Dollars in millions)

Sempra Commodities

Sempra Commodities recorded business unit (losses) earnings of:

▪

$(5) million in the first three months of 2010

▪

$114 million in the first three months of 2009

The loss in 2010 was primarily due to lower equity earnings from the RBS Sempra Commodities LLP joint venture, offset by a $2 million increase in earnings at Sempra Rockies Marketing. The joint venture's earnings in 2010 were negatively impacted by lower results from crude oil and oil products and by higher retention costs. Also, in the first quarter of 2010, Sempra Commodities recorded litigation expense of $12 million after tax related to energy crisis litigation, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra Generation

Sempra Generation recorded business unit (losses) earnings of:

▪

$(53) million in the first three months of 2010

▪

$43 million in the first three months of 2009

The change in 2010 was due to:

▪

litigation expense of $84 million related to an agreement in principle to settle energy crisis litigation associated with the DWR contract, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein; and

▪

lower earnings from operations of $12 million, primarily from increased scheduled plant maintenance and associated down time in 2010.

Sempra Pipelines & Storage

Sempra Pipelines & Storage recorded business unit earnings of:

▪

$38 million in the first three months of 2010

▪

$37 million in the first three months of 2009

The increase of $1 million (3%) was primarily due to:

▪

$6 million higher earnings due to foreign currency exchange-rate effects, primarily from its investments in Chile; offset by

▪

$4 million lower earnings from storage operations, primarily due to mark-to-market losses on optimization activities.

Sempra LNG

Sempra LNG recorded earnings (losses) of:

▪

$32 million in the first three months of 2010

▪

$(7) million in the first three months of 2009

The increase in earnings of $39 million was primarily from higher earnings from operations, of which $11 million relates to revenues that are not expected to recur over the long-term related to contractual counterparty obligations for non-delivery of cargoes. Results for 2010 also include $7 million mark-to-market gains.

Parent and Other

Losses for Parent and Other were

▪

$54 million in the first three months of 2010

▪

$29 million in the first three months of 2009

The increase in losses of $25 million (86%) was due to:

▪

$30 million higher income tax expense, primarily due to $10 million tax expense in 2010 compared to $7 million tax benefit in 2009 related to Mexican currency translation and inflation adjustments; and

▪

$8 million higher net interest expense; offset by

▪

$3 million investment gains in 2010 on dedicated assets in support of our executive retirement and deferred compensation plans due to improved market conditions, compared to investment losses of $8 million in 2009. These amounts are net of the change in deferred compensation liability associated with the investments.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E, PE and SoCalGas.

Sempra Utilities Revenues

The current regulatory framework permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed on to customers substantially as incurred. However, SoCalGas' Gas Cost Incentive Mechanism (GCIM) provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above market-based monthly benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around a monthly benchmark price. Any higher costs or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

The regulatory framework permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to core customers. The differences in cost between estimates and actual are recovered in the next year through rates.

Sempra Utilities: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for Sempra Energy, SDG&E and SoCalGas for the three-month periods ended March 31. The Sempra Energy Consolidated amounts reflect SDG&E and SoCalGas revenues, net of intercompany transactions. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, the average cost of natural gas recorded during a period is impacted by the difference between customer billings and recorded or CPUC-authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts.

SEMPRA ENERGY CONSOLIDATED
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2010:
Residential	97	$980	1	$1	98	$981
Commercial and industrial	35	289	68	62	103	351
Electric generation plants	-	-	41	11	41	11
Wholesale	-	-	7	1	7	1
	132	$1,269	117	$75	249	1,344
Other revenues						25
Balancing accounts(1)						(19)
Total						$1,350
2009:
Residential	95	$851	-	$1	95	$852
Commercial and industrial	36	264	66	51	102	315
Electric generation plants	-	-	55	14	55	14
Wholesale	-	-	7	2	7	2
	131	$1,115	128	$68	259	1,183
Other revenues						24
Balancing accounts(1)						(116)
Total						$1,091
(1) We discuss balancing accounts and their effects in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

During the three months ended March 31, 2010, our natural gas revenues increased by $259 million (24%) to $1.4 billion, and the cost of natural gas increased by $218 million (40%) to $758 million, due primarily to higher natural gas prices in 2010. We discuss the increase in the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2010:
Residential	12	$135	-	$-	12	$135
Commercial and industrial	4	36	2	3	6	39
Electric generation plants	-	-	6	2	6	2
	16	$171	8	$5	24	176
Other revenues						9
Balancing accounts						(6)
Total						$179
2009:
Residential	11	$127	-	$-	11	$127
Commercial and industrial	5	37	2	3	7	40
Electric generation plants	-	-	17	5	17	5
	16	$164	19	$8	35	172
Other revenues						8
Balancing accounts						(1)
Total						$179

During the three months ended March 31, 2010, SDG&E's natural gas revenues remained the same, while the cost of natural gas increased by $2 million (2%) to $89 million compared with the corresponding period in 2009. The average cost of natural gas for the three months ended March 31, 2010 was $5.50 per thousand cubic feet (Mcf) compared to $5.25 per Mcf for the corresponding period in 2009, a 5-percent increase of $0.25 per Mcf, resulting in higher revenues and cost of $4 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2010:
Residential	85	$845	1	$1	86	$846
Commercial and industrial	31	253	66	59	97	312
Electric generation plants	-	-	35	9	35	9
Wholesale	-	-	44	4	44	4
	116	$1,098	146	$73	262	1,171
Other revenues						24
Balancing accounts						(13)
Total(1)						$1,182
2009:
Residential	84	$724	-	$1	84	$725
Commercial and industrial	31	227	64	48	95	275
Electric generation plants	-	-	38	9	38	9
Wholesale	-	-	40	4	40	4
	115	$951	142	$62	257	1,013
Other revenues						22
Balancing accounts						(115)
Total(1)						$920
(1) Includes sales to affiliates of $11 million in 2010 and $8 million in 2009.

During the three months ended March 31, 2010, SoCalGas' natural gas revenues increased by $262 million (28%) to $1.2 billion, and the cost of natural gas increased by $219 million (48%) to $674 million. The increase in revenues was primarily due to:

▪

the increase in cost of natural gas, which was caused primarily by higher natural gas prices, as we discuss below;

▪

$13 million higher authorized base margin in accordance with the CPUC's 2008 GRC decision; and

▪

$13 million higher recovery of CPUC-authorized costs, which revenues are fully offset in operation and maintenance expenses.

The average cost of natural gas for the three months ended March 31, 2010 was $5.81 per Mcf compared to $3.95 per Mcf for the corresponding period in 2009, a 47-percent increase of $1.86 per Mcf, resulting in higher revenues and cost of $215 million.

Sempra Energy and SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for Sempra Energy and SDG&E. Sempra Energy amounts are shown after eliminating intercompany transactions. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

During the three months ended March 31, 2010, electric revenues increased by $11 million (2%) to $562 million at Sempra Energy and by $10 million (2%) to $563 million at SDG&E, while the cost of electric fuel and purchased power decreased by $23 million (13%) to $148 million.

The cost of electric fuel and purchased power decreased by $19 million due to a decrease in the amount of power purchased from third-party generators as a result of the start up of new power generation at Otay Mesa VIE, which commenced commercial operations in the fourth quarter of 2009. The lower cost of electric fuel and purchased power is primarily offset by operating costs and depreciation for Otay Mesa VIE.

ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	2010		2009
Customer class	Volumes	Revenue	Volumes	Revenue
Sempra Energy Consolidated:
Residential	1,913	$276	1,927	$269
Commercial	1,595	200	1,665	204
Industrial	524	56	545	58
Direct access	720	25	740	25
Street and highway lighting	23	3	27	3
	4,775	560	4,904	559
Other revenues		29		36
Balancing accounts		(27)		(44)
Total		$562		$551
SDG&E:
Residential	1,913	$276	1,927	$269
Commercial	1,595	200	1,665	204
Industrial	527	56	548	58
Direct access	720	25	740	25
Street and highway lighting	23	3	27	3
	4,778	560	4,907	559
Other revenues		30		38
Balancing accounts		(27)		(44)
Total(1)		$563		$553
(1) Includes sales to affiliates of $1 million in 2010 and $2 million in 2009.

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

Sempra Global and Parent Revenues and Cost of Sales

During the three months ended March 31, 2010, our Sempra Global and Parent revenues increased by $156 million (33%) to $622 million. The increase included $173 million higher revenues at Sempra LNG, primarily due to increased marketing operations and the start up of operations at its Cameron LNG receipt terminal. The increase was partially offset by $22 million lower revenues at Sempra Pipelines & Storage due to the completion of the Comisión Federal de Electricidad (CFE) contract. At the completion of the contract, Sempra LNG began supplying the CFE under a separate contract ending December 2022.

During the three months ended March 31, 2010, our cost of natural gas, electric fuel and purchased power increased by $70 million (26%) to $338 million primarily associated with the higher revenues at Sempra LNG, offset partially by lower costs at Sempra Pipelines & Storage resulting primarily from the completion of the CFE contract.

Litigation Expense

We recorded $168 million in litigation expense in the three months ended March 31, 2010 compared to a favorable litigation adjustment of $7 million in the corresponding period of 2009. The litigation expense in 2010 included $159 million related to the agreement in principle to settle certain energy crisis litigation.

Other Operation and Maintenance

Sempra Energy Consolidated

For the three months ended March 31, 2010, our other operation and maintenance expenses increased by $53 million (10%) to $576 million. The increase included higher operation and maintenance expenses at SDG&E, which we discuss below, of $36 million (which excludes the $15 million of higher litigation expense separately reported as Litigation Expense on the Sempra Energy Condensed Consolidated Statements of Operations), and $11 million at SoCalGas, primarily due to higher recoverable expenses.

Operation and Maintenance

SDG&E

For the three months ended March 31, 2010, SDG&E's operation and maintenance expenses increased by $51 million (28%) to $232 million. The increase was due to:

▪

$22 million higher other operational and maintenance costs, including $8 million of higher liability insurance premiums for wildfire coverage and $4 million at Otay Mesa VIE due to commencement of plant operation in October 2009;

▪

$14 million higher recoverable expenses; and

▪

$15 million higher litigation expense, primarily from an increase in litigation reserves in 2010 compared to the favorable resolution of litigation in 2009.

Equity Earnings (Losses) Before Income Taxes

Sempra Energy Consolidated

In the three months ended March 31, 2010 and 2009, the pretax equity earnings from our investment in RBS Sempra Commodities were $7 million and $153 million, respectively. We provide additional information about the determination and allocation of this investment's earnings in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Interest Expense

Sempra Energy Consolidated

During the three months ended March 31, 2010, our interest expense increased by $27 million (33%) to $109 million. The increase was primarily due to:

▪

$22 million higher interest expense, primarily from long-term debt issued in 2009; and

▪

$14 million lower capitalized interest, including $11 million at Sempra LNG due to completion of construction projects; offset by

▪

$9 million lower short-term debt interest expense, primarily from lower commercial paper borrowings and lower interest rates at Parent and Other.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E, PE and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2010		2009
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$58	42%	$109	26%
SDG&E	31	29	60	36
PE	57	47	36	38
SoCalGas	56	46	36	38

Sempra Energy Consolidated

In the three months ended March 31, 2010, Sempra Energy's income tax expense decreased by $51 million (47%) primarily due to lower pretax income, partially offset by a higher effective income tax rate. The higher effective income tax rate was primarily due to:

▪

lower pretax income in countries with lower statutory rates;

▪

$12 million tax expense in 2010 compared to a $9 million tax benefit in 2009 due to Mexican currency translation and inflation adjustments; and

▪

a $16 million write-down of deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy; offset by

▪

higher tax deductions for self-developed software costs;

▪

higher favorable impact from the resolution of prior years' income tax issues; and

▪

higher planned investment tax credits.

SDG&E

In the three months ended March 31, 2010, SDG&E's income tax expense decreased by $29 million (48%) primarily from lower pretax income and a lower effective income tax rate resulting primarily from:

▪

higher favorable impact from the resolution of prior years' income tax issues;

▪

higher deductions for self-developed software costs; and

▪

lower state and local tax expense; offset by

▪

a $3 million write-down of deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law, as we discuss above.

PE and SoCalGas

In the three months ended March 31, 2010, income tax expense increased by $21 million (58%) at PE and $20 million (56%) at SoCalGas primarily due to higher pretax income and a higher effective income tax rate resulting primarily from:

▪

a $13 million write-down of deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law, as we discuss above; offset by

▪

higher deductions for self-developed software costs; and

▪

lower state and local tax expense.

Losses (Earnings) Attributable to Noncontrolling Interests

Sempra Energy Consolidated

At both Sempra Energy Consolidated and SDG&E, losses attributable to noncontrolling interests were $8 million in the three months ended March 31, 2010 compared to earnings of $7 million in the corresponding period of 2009. The change was primarily due to $9 million in losses on interest rate swaps in 2010 at Otay Mesa VIE compared to $10 million in gains in 2009.

Earnings

We discuss variations in Sempra Energy's earnings by business unit above in "Business Unit Results."

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends.  In addition, we may meet our cash requirements through the issuance of short-term and long-term debt and the expected proceeds from the transaction to sell certain businesses within RBS Sempra Commodities, as we discuss below.

Our committed lines of credit provide liquidity and support commercial paper.  They expire in August 2011.  At Sempra Energy, they are syndicated broadly among 20 different banks and at the Sempra Utilities, among 17 different banks.  No single bank has greater than an 11-percent share in any agreement.

The table below shows the amount of available funds at March 31, 2010:

AVAILABLE FUNDS AT MARCH 31, 2010
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	PE/SoCalGas
Unrestricted cash and cash equivalents	$222	$14	$180
Available unused credit(1)	3,276	314	514
(1)

Borrowings on the shared line of credit at SDG&E and SoCalGas are limited to $600 million for each utility and $800 million in total. SDG&E's available funds reflect letters of credit outstanding of $25 million, variable-rate demand notes outstanding of $237 million and commercial paper of $24 million supported by the line.  SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to:

▪

finance capital expenditures

▪

meet liquidity requirements

▪

fund shareholder dividends

▪

fund any new business acquisitions or start-ups

As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein, RBS Sempra Commodities has entered into an agreement to sell certain of its businesses in a transaction scheduled to close in summer 2010.  We estimate the proceeds that we receive from this transaction will approximate $835 million, excluding undistributed partnership earnings through November 2009.  We may use the proceeds to fund growth opportunities, to reduce debt or, if we exit the business entirely, for a possible repurchase of our common shares.

Both Sempra Energy and SDG&E issued long-term debt in 2009.  Changing economic conditions could affect the availability and cost of both short-term and long-term financing.  If cash flows from operations were to be significantly reduced or we were to be unable to borrow under acceptable terms, we would reduce or postpone discretionary capital expenditures and investments in new businesses.  If these measures were necessary, they would primarily impact our Sempra Global businesses, as credit availability for the Sempra Utilities has not been significantly impacted by the credit crisis.  Discretionary expenditures at Sempra Global would include projects that we have not yet made firm commitments to build, primarily renewable generation facilities.  We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-quality ratings.

We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning.  The value of the trust funds’ investments declined in 2008 and the first quarter of 2009 due to a decrease in the equity market and volatility in the fixed income market.  Values increased from favorable market activity later in 2009.  However, these markets continue to be volatile.  The changes in asset values have not affected the funds’ abilities to make required payments, but may impact funding requirements for pension and other postretirement benefit plans.  At the Sempra Utilities, funding requirements are generally recoverable in rates.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Utilities

The Sempra Utilities expect that cash flows from operations and debt issuances will continue to be adequate to meet utility capital expenditure requirements.  Due to the extended review period associated with the Sunrise Powerlink project and the resultant delay in initiating construction activities, SDG&E declared and paid a $150 million common dividend to Sempra Energy in the first quarter of 2009.  However, the level of future common dividends from SDG&E and SoCalGas may be reduced or eliminated during periods of increased capital expenditures.  The level of future common dividends from PE is dependent upon common dividends paid by SoCalGas.  Sempra Energy may from time to time make additional equity contributions to SDG&E or SoCalGas to support the Sempra Utilities' capital expenditure programs.

As we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein, SDG&E’s and therefore Sempra Energy’s cash flows are likely to be adversely impacted by cash flows related to the 2007 wildfire litigation.

Sempra Commodities

In 2008, we completed the formation of RBS Sempra Commodities, a partnership to own and operate Sempra Energy's commodities-marketing businesses, which generally comprised the Sempra Commodities business unit.  RBS is obligated to provide the joint venture with all growth capital, working-capital requirements and credit support.  However, we are providing transitional back-up guarantees and credit support, some of which may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements.

We account for our investment in the partnership under the equity method.  RBS Sempra Commodities intends to distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership.  In limited cases, the partnership may retain earnings allocable to the partners to replenish capital depleted through losses.  In March 2009, we received cash distributions from the partnership of $305 million.  On April 30, 2010 the partnership made a cash distribution to us of $197 million.  Based on the joint venture’s results for the first quarter of 2010, we currently do not expect to receive a distribution for 2010 results.

We discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements the sale of certain businesses within RBS Sempra Commodities to J.P. Morgan Ventures and anticipated changes to certain provisions of the partnership agreement entered into by RBS and Sempra Commodities upon the formation of the joint venture.  The impact of the transaction on future cash flows will depend on many factors, including the final proceeds received from the transaction and the date at which the transaction closes.  RBS’ obligation to support the capital needs of the joint venture, and the need for us to provide transitional back-up guarantees and credit support are expected to continue after the closing of the transaction.  However, we and RBS are actively marketing the businesses not being sold to J.P. Morgan Ventures.

We provide additional information about RBS Sempra Commodities and the pending transaction with J.P. Morgan Ventures in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 6 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Generation

We expect Sempra Generation to require funds for the development of electric generation facilities, primarily renewable energy projects.  Projects at Sempra Generation may be financed through a combination of operating cash flow, project financing, funds from the parent and external borrowings.  Cash flows from operations at Sempra Generation are expected to decrease upon the expiration of their contract with the DWR in late 2011 due to less favorable pricing on replacement contracts.  Also, Sempra Generation may not be able to replace all of the lost revenue.  We expect the litigation settlement recorded in the first quarter of 2010 related to the DWR litigation to be funded from operations.

Sempra Generation's long-term power sale contracts may contain collateral requirements, although the DWR contract does not contain such requirements.  The collateral arrangements require Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies if Sempra Generation fails to deliver the contracted amounts. Sempra Generation had no outstanding collateral requirements under such contracts at March 31, 2010.

Sempra Pipelines & Storage

Sempra Pipelines & Storage is expected to require funding from the parent or from external sources to fund projects, including the development and expansion of its natural gas storage projects.

Also, on April 30, 2010, Sempra Pipelines & Storage acquired the Mexican pipeline and natural gas infrastructure assets of El Paso Corporation for $300 million ($260 million, net of cash acquired and debt assumed).  We discuss the acquisition further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra LNG

Sempra LNG required funding from 2004 through 2009 for its development of the Energía Costa Azul and Cameron LNG receipt terminals. As both of these facilities are now in service, Sempra LNG is expected to provide operating cash flow for further development within Sempra Global.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2010	2010 Change		2009
Sempra Energy Consolidated	$888	$(251)	(22)%	$1,139
SDG&E	275	30	12	245
PE	492	(5)	(1)	497
SoCalGas	501	2	-	499

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2010 due to:

▪

$305 million lower distributions received from RBS Sempra Commodities; and

▪

$155 million lower decrease in inventory, primarily due to $81 million at SoCalGas as discussed below and $66 million at Sempra Pipelines & Storage due to optimization activities; offset by

▪

a $6 million increase in accounts payable in 2010 compared to a $124 million decrease in 2009, primarily at SoCalGas as discussed below; and

▪

an $85 million higher decrease in accounts receivable, primarily at SDG&E as discussed below.

SDG&E

Cash provided by operating activities at SDG&E increased in 2010 primarily due to:

▪

an $18 million decrease in accounts receivable in 2010 compared to a $34 million increase in 2009.  The changes in both years were primarily due to refunds from the California Independent System Operator for purchased power;

▪

$9 million in cash received from liability insurance, net of settlement payments in 2010, related to the 2007 wildfire litigation;

▪

a $26 million net income tax refund in 2010 compared to a $1 million net tax payment in 2009; and

▪

$12 million higher increase in amounts due to affiliates, primarily due to payables to SoCalGas for the procurement of natural gas on SDG&E’s behalf; offset by

▪

$39 million higher margin deposits posted related to fixed-price contracts and other derivatives; and

▪

$33 million lower increase in overcollected balancing accounts.  Over- and undercollected regulatory balancing accounts reflect the difference between billings and recorded or CPUC-authorized costs.  These differences are required to be balanced over time.

PE and SoCalGas

Cash provided by operating activities at PE and SoCalGas stayed relatively flat in 2010 in total, but includes the effect on working capital balances of higher natural gas prices in 2010 compared to 2009.  Higher natural gas prices caused

▪

a $9 million accounts payable increase in 2010 compared to a $96 million decrease in 2009; offset by

▪

$104 million lower increase in overcollected regulatory balancing accounts; and

▪

$28 million lower decrease in inventory, net of the change in valuation for temporary LIFO liquidation.  Temporary LIFO liquidation represents the difference between the carrying value of natural gas inventory withdrawn during the period (valued by the last-in, first-out method) for delivery to customers and the projected cost of the replacement of that inventory during summer months.

The table below shows the contributions to pension and other postretirement benefit plans for the three months ended March 31, 2010.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$13	$14
SDG&E	4	4
PE/SoCalGas	1	9

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2010	2010 Change		2009
Sempra Energy Consolidated	$(496)	$(26)	(5)%	$(522)
SDG&E	(300)	103	52	(197)
PE	(260)	151	139	(109)
SoCalGas	(270)	158	141	(112)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy decreased in 2010 primarily due to:

▪

$46 million decrease in capital expenditures primarily due to the completion of Sempra LNG’s Cameron receipt terminal and the nitrogen-injection facility at its Energía Costa Azul receipt terminal; and

▪

$19 million higher distributions from investments; offset by

▪

$40 million higher contributions to Rockies Express.  The $65 million contribution in the first quarter of 2010 was the last required for the construction phase of the project.

SDG&E

The increase in cash used in investing activities at SDG&E in 2010 was due to:

▪

a $61 million net increase in capital expenditures (an $82 million increase at SDG&E and a $6 million increase at Orange Grove VIE, offset by a decrease of $27 million at Otay Mesa VIE);

▪

a $31 million lower decrease in loans to affiliates; and

▪

a $9 million increase in restricted cash at Otay Mesa VIE.

PE and SoCalGas

Cash used in investing activities at PE and SoCalGas increased in 2010 primarily due to an increase in advances from SoCalGas to Sempra Energy of $156 million in 2010.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2010, we expect to make capital expenditures and investments of $3 billion, including:

▪

$2.1 billion at the Sempra Utilities (excluding VIEs) for capital projects and plant improvements ($1.5 billion at SDG&E and $600 million at SoCalGas)

▪

$900 million at our other subsidiaries for the development of natural gas storage facilities and pipelines, and renewable generation projects

The Sempra Utilities expect the capital expenditures to include:

▪

$780 million for additions to SDG&E’s natural gas and electric distribution systems, advanced metering infrastructure and electric generation plant and equipment

▪

$600 million at SoCalGas for improvements to distribution and transmission systems, and for advanced metering infrastructure

▪

$540 million at SDG&E for the Sunrise Powerlink transmission line

▪

$190 million for improvements to SDG&E’s electric transmission infrastructure

The Sempra Utilities expect to finance these expenditures and investments with cash flows from operations, cash on hand and debt issuances.  These amounts do not include expected capital expenditures of Otay Mesa VIE and Orange Grove VIE.

The expected capital expenditures of $900 million at our other subsidiaries include:

▪

approximately $150 million to $250 million for Copper Mountain Solar (a 48-megawatt (MW) solar generation facility under construction by Sempra Generation in Boulder City, Nevada);

▪

approximately $250 million to $300 million for Sempra Pipelines & Storage’s development of natural gas storage projects at Liberty, Bay Gas and Mississippi Hub; and

▪

$300 million for Sempra Pipelines & Storage’s acquisition of Mexican pipeline and natural gas infrastructure assets that we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Our level of capital expenditures and investments in the next few years may vary substantially and will depend on the cost and availability of financing, regulatory approvals and business opportunities providing desirable rates of return.  We intend to finance our capital expenditures in a manner that will maintain our strong investment-grade ratings and capital structure.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2010	2010 Change		2009
Sempra Energy Consolidated	$(280)	$(52)	(23)%	$(228)
SDG&E	26	53	196	(27)
PE	(101)	(100)	(10,000)	(1)
SoCalGas	(100)	(100)	-	-

Sempra Energy Consolidated

Cash used in financing activities at Sempra Energy in 2010 increased primarily due to:

▪

$501 million higher debt payments; offset by

▪

a $294 million increase in short-term debt in 2010 compared to a $77 million decrease in 2009; and

▪

$94 million for the purchase of the remaining 40-percent ownership interest in Mississippi Hub in 2009.

SDG&E

Cash from financing activities at SDG&E increased primarily due to:

▪

a $150 million dividend paid to Sempra Energy in 2009; offset by

▪

a $71 million lower increase in short-term debt; and

▪

$19 million lower issuances of long-term debt.

PE and SoCalGas

Cash used in financing activities at PE and SoCalGas in 2010 increased due to $100 million common dividends paid to Sempra Energy and PE, respectively.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E, PE and SoCalGas in Note 10 in the Notes to Condensed Consolidated Financial Statements herein.

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

The Sempra Utilities' operations and Sempra Global's long-term contracts generally provide relatively stable earnings and liquidity. However, for the next few years, SDG&E and SoCalGas intend to limit their common stock dividends to reinvest their earnings in significant capital projects. Also, Sempra Generation's contract with the DWR, which provides a significant portion of Sempra Generation's revenues, ends in late 2011. Because it is unable to forecast with certainty future electricity prices and the cost of natural gas, contracts it enters into to replace the DWR contract, if obtained, or merchant (daily) sales may provide substantially lower earnings. Sempra Generation is also undertaking several projects for the construction of renewable generation facilities, with planned in-service dates ranging from late 2010 to 2012.

We expect that Sempra LNG and Sempra Pipelines & Storage will provide relatively stable earnings and liquidity from their current operations. Sempra Pipelines & Storage is also expected to provide earnings from construction programs when completed and other investments, but will require substantial funding for these investments. At Sempra LNG, until there are firm LNG supply or capacity services contracts from third parties that would subscribe to 100 percent of the capacity of Sempra LNG's Cameron receipt terminal, Sempra LNG will seek to purchase short-term LNG supplies, which may result in greater variability in revenues and earnings. Sempra LNG may also sell short-term capacity to third parties as opportunities arise.

The Sempra Utilities' performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature to address the state budget crisis and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report. As the 2008 General Rate Case provides for fixed annual increases through 2011 rather than adjustments based on inflation indices as in the past, performance will depend on the Sempra Utilities' ability to manage costs, including bad debts. Starting in the third quarter of 2009, SDG&E's liability insurance premiums increased significantly, by approximately $40 million annually, due to the increased costs of wildfire coverage. In addition to the increased insurance premiums, Sempra Energy, including the Sempra Utilities, has substantially lower insurance coverage, particularly with respect to any future wildfire liabilities. The maximum loss recovery due to a wildfire incident from insurance carriers is now $400 million compared to $1.2 billion in the previous policy year.

In regard to the 2007 wildfire litigation, SDG&E has concluded that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its $1.1 billion of liability insurance coverage and any amounts recovered from other potentially responsible parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. However, SDG&E’s cash flow will be adversely affected by timing differences between the resolution of claims and recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. In addition, recovery from customers will require future regulatory actions, and a failure to obtain recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy's and SDG&E's cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries from other potentially responsible parties and utility customers and will make appropriate adjustments to wildfire reserves and the related regulatory asset as additional information becomes available. We provide additional information concerning these matters in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein.

In 2008, we completed the formation of a partnership, RBS Sempra Commodities, to own and operate our commodities-marketing businesses, which generally comprised our Sempra Commodities segment. In November 2009, RBS announced its intention to divest its interest in the joint venture following a directive from the European Commission to dispose of certain assets. On February 16, 2010, Sempra Energy, RBS and the partnership entered into an agreement to sell certain businesses within the partnership. Our joint venture partner, RBS, continues to be obligated to provide the partnership with all growth capital, working-capital requirements and credit support, as we discuss above in "Capital Resources and Liquidity – Sempra Commodities."

In connection with the pending transaction discussed above, we and RBS entered into a letter agreement to negotiate, prior to closing of the transaction, definitive documentation to amend certain provisions of the Limited Liability Partnership Agreement dated April 1, 2008 between Sempra Energy and RBS (Partnership Agreement) to, among other things:

▪

consider the distribution of excess cash of the partnership to us and RBS

▪

eliminate each partner’s preferred return (currently 15 percent per year) and to move to a 50/50 sharing of net income, if and when our invested capital is reduced to $950 million or less by the return of capital to the partners

▪

terminate the restrictions on the partners’ ability to transfer their partnership interests prior to April 2012 (but not the partners’ right of first offer and other rights, including our tag-along right with respect to the transfer of that interest or the requirement that any transferee be reasonably acceptable to us)

The letter agreement also provides for negotiating the framework for the entertaining of bids for the remaining part of the partnership’s business, and we and RBS are actively soliciting offers for the sale of these businesses.

Future earnings and distributions from the partnership will depend on the profitability and growth achieved in the partnership's businesses until their final disposition and the continued ability of RBS to provide capital and credit support for the partnership. Results of the joint venture in the first quarter of 2010 were impacted by low commodity prices and the disruptions caused by the process to sell the partnership's businesses, and we do not expect results to show significant improvement prior to the completion of this sales process. We provide additional information in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 6 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

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

We discuss additional matters that could affect our future performance in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 15 through 17 of the Notes to Consolidated Financial Statements in the Annual Report.

LITIGATION

We describe legal proceedings which could adversely affect our future performance in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

SEMPRA UTILITIES -- INDUSTRY DEVELOPMENTS AND CAPITAL PROJECTS

We describe capital projects, electric and natural gas regulation and rates, and other pending proceedings and investigations that affect our business in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA GLOBAL INVESTMENTS

As we discuss in "Cash Flows From Investing Activities," our investments will significantly impact our future performance. In addition to the discussion below, we provide information about these investments in "Capital Resources and Liquidity" herein and "Capital Resources and Liquidity" and "Factors Influencing Future Performance" in the Annual Report.

Sempra Generation

Copper Mountain Solar

Pacific Gas and Electric has contracted for 48 MW of solar power from Copper Mountain Solar, a new plant under development in Boulder City, Nevada by Sempra Generation on land adjacent to the 10-MW El Dorado Energy Solar plant.  Construction has begun and we expect it to be completed in late 2010 or early 2011.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Generation in Maricopa County, Arizona.  When fully developed, the project will be capable of producing approximately 400 to 600 MW of solar power.  Mesquite Solar will connect to the 500-kilovolt Hassayampa switchyard via our existing Mesquite Power natural gas generation plant.  Construction of the first phase of 150 MW is expected to begin by late 2010 and be completed in 2012.

Sempra Pipelines & Storage

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

Sempra Pipelines & Storage’s natural gas storage facilities and projects include

▪

Bay Gas Storage Company, a facility located 40 miles north of Mobile, Alabama, that provides underground storage and delivery of natural gas.  Sempra Pipelines & Storage owns 91 percent of the project.  It is the easternmost storage facility on the Gulf Coast, with direct service to the Florida market.

▪

Mississippi Hub storage facility, currently under construction in Simpson County, Mississippi, an underground salt-dome natural gas storage project with planned direct interconnections to the natural gas production areas in eastern Texas, Oklahoma and Arkansas, as well as the Northeast market.

▪

Liberty Gas Storage Expansion, a salt cavern facility in Cameron Parish, Louisiana.  Sempra Pipelines & Storage owns 75 percent of the project and ProLiance Transportation LLC owns the remaining 25 percent.  The project’s location provides access to several LNG facilities in the area.

Acquisition of Mexican Pipeline and Natural Gas Infrastructure

On April 30, 2010, Sempra Pipelines & Storage acquired the Mexican pipeline and natural gas infrastructure assets of El Paso Corporation for $300 million ($260 million, net of cash acquired and debt assumed).

We discuss the acquisition more fully in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide disclosure regarding derivative activity in Note 7 of the Notes to Condensed Consolidated Financial Statements herein. We discuss our market risk and risk policies in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding capital lease obligations, at March 31, 2010 and December 31, 2009:

	Sempra Energy
	Consolidated		SDG&E		PE/SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At March 31, 2010:
Utility fixed-rate	$3,067	$289	$1,954	$215	$1,113	$74
Utility variable-rate	848	29	698	29	150	-
Non-utility, fixed-rate and variable-rate	3,578	305	-	-	-	-
At December 31, 2009:
Utility fixed-rate	$3,067	$369	$1,954	$273	$1,113	$97
Utility variable-rate	848	43	698	43	150	-
Non-utility, fixed-rate and variable-rate	4,075	392	-	-	-	-
(1) After the effects of interest rate swaps.

At March 31, 2010, the total notional amount of interest rate swap transactions ranged from $215 million to $355 million at Sempra Energy (ranges relate to amortizing notional amounts).  We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. At March 31, 2010, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2009.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

The following supplements the risk factors set forth in the Annual Report.

RECOVERY OF 2007 WILDFIRE LITIGATION COSTS

As we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein, SDG&E is subject to numerous lawsuits arising out of the San Diego County wildfires in 2007. It expects that substantially all reasonably incurred costs of resolving 2007 wildfire claims that exceed its liability insurance coverage and any amounts recovered from other potentially responsible parties will be recovered from utility customers. However, recovery from customers will require future regulatory actions, and a failure to obtain recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s cash flows and results of operations.

ITEM 5. EXHIBITS

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / San Diego Gas & Electric Company/ Pacific Enterprises / Southern California Gas Company
10.1	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Performance-Based Restricted Stock Unit Award.
EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Pacific Enterprises
12.3	Pacific Enterprises Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.4	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Pacific Enterprises
31.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Pacific Enterprises
32.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: May 4, 2010	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 4, 2010	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Pacific Enterprises:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

Date: May 4, 2010	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 4, 2010	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer