Form 10-Q
period 2010-06-30
PACIFIC ENTERPRISES INC; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2010-08-03
CIK 75527, 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		June 30, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2034

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California	94-0743670	No change
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Common stock outstanding on July 30, 2010:

Sempra Energy	247,855,454 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	70
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	96
Item 4.	Controls and Procedures	97

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	98
Item 1A.	Risk Factors	98
Item 6.	Exhibits	99

Signatures		102

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

Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include

▪local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments;

▪actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission, the Federal Reserve Board, and other regulatory and governmental bodies in the United States and other countries in which we operate;

▪capital markets conditions and inflation, interest and exchange rates;

▪energy and trading markets, including the timing and extent of changes and volatility in commodity prices;

▪the availability of electric power, natural gas and liquefied natural gas;

▪weather conditions and conservation efforts;

▪war and terrorist attacks;

▪business, regulatory, environmental and legal decisions and requirements;

▪the status of deregulation of retail natural gas and electricity delivery;

▪the timing and success of business development efforts;

▪the resolution of litigation; and

▪other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and other reports that we file with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)
REVENUES
Sempra Utilities	$1,512	$1,316	$3,424	$2,958
Sempra Global and parent	496	373	1,118	839
Total revenues	2,008	1,689	4,542	3,797
EXPENSES AND OTHER INCOME
Sempra Utilities:
Cost of natural gas	(359)	(249)	(1,117)	(789)
Cost of electric fuel and purchased power	(129)	(129)	(277)	(300)
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	(257)	(187)	(595)	(455)
Other cost of sales	(20)	(16)	(45)	(33)
Litigation expense	1	(4)	(167)	3
Other operation and maintenance	(616)	(582)	(1,192)	(1,105)
Depreciation and amortization	(215)	(189)	(425)	(372)
Franchise fees and other taxes	(77)	(69)	(167)	(151)
Write-off of long-lived assets	-	(132)	-	(132)
Equity earnings (losses):
RBS Sempra Commodities LLP	(16)	126	(9)	279
Other	8	2	16	9
Other income, net	8	70	16	73
Interest income	4	5	8	11
Interest expense	(103)	(79)	(212)	(161)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	237	256	376	674
Income tax expense	(59)	(90)	(117)	(199)
Equity earnings, net of income tax	27	23	46	39
Net income	205	189	305	514
Losses attributable to noncontrolling interests	20	12	28	5
Preferred dividends of subsidiaries	(3)	(3)	(5)	(5)
Earnings	$222	$198	$328	$514

Basic earnings per common share	$0.90	$0.82	$1.33	$2.12
Weighted-average number of shares outstanding, basic (thousands)	246,784	242,718	246,435	242,245

Diluted earnings per common share	$0.89	$0.80	$1.31	$2.09
Weighted-average number of shares outstanding, diluted (thousands)	249,727	247,090	249,835	246,039
Dividends declared per share of common stock	$0.39	$0.39	$0.78	$0.78
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188	$110
Restricted cash	3	35
Trade accounts receivable	687	971
Other accounts and notes receivable	131	159
Due from unconsolidated affiliates	32	41
Income taxes receivable	196	221
Deferred income taxes	-	10
Inventories	151	197
Regulatory assets	82	54
Fixed-price contracts and other derivatives	77	77
Insurance receivable related to wildfire litigation (Note 10)	150	273
Other	176	147
Total current assets	1,873	2,295

Investments and other assets:
Restricted cash	27	-
Regulatory assets arising from fixed-price contracts and other derivatives	243	241
Regulatory assets arising from pension and other postretirement
benefit obligations	967	959
Other regulatory assets	836	603
Nuclear decommissioning trusts	675	678
Investment in RBS Sempra Commodities LLP	1,956	2,172
Other investments	2,451	2,151
Goodwill and other intangible assets	538	524
Sundry	596	608
Total investments and other assets	8,289	7,936

Property, plant and equipment:
Property, plant and equipment	25,873	25,034
Less accumulated depreciation and amortization	(6,949)	(6,753)
Property, plant and equipment, net ($528 at June 30, 2010 related to VIE)	18,924	18,281
Total assets	$29,086	$28,512
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$923	$618
Accounts payable - trade	524	522
Accounts payable - other	125	171
Due to unconsolidated affiliates	12	29
Deferred income taxes	2	-
Dividends and interest payable	181	190
Accrued compensation and benefits	220	264
Regulatory balancing accounts, net	525	382
Current portion of long-term debt	307	573
Fixed-price contracts and other derivatives	99	95
Customer deposits	138	145
Reserve for wildfire litigation (Note 10)	241	270
Other	754	629
Total current liabilities	4,051	3,888
Long-term debt ($360 at June 30, 2010 related to VIE)	7,562	7,460

Deferred credits and other liabilities:
Due to unconsolidated affiliate	-	2
Customer advances for construction	147	146
Pension and other postretirement benefit obligations, net of plan assets	1,242	1,252
Deferred income taxes	1,466	1,318
Deferred investment tax credits	53	54
Regulatory liabilities arising from removal obligations	2,588	2,557
Asset retirement obligations	1,319	1,277
Other regulatory liabilities	156	181
Fixed-price contracts and other derivatives	326	312
Deferred credits and other	687	735
Total deferred credits and other liabilities	7,984	7,834
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	-	-
Common stock (750 million shares authorized; 248 million and 247 million shares
outstanding at June 30, 2010 and December 31, 2009, respectively; no par value)	2,493	2,418
Retained earnings	7,106	6,971
Deferred compensation	(10)	(13)
Accumulated other comprehensive income (loss)	(399)	(369)
Total Sempra Energy shareholders' equity	9,190	9,007
Preferred stock of subsidiaries	100	100
Other noncontrolling interests	120	144
Total equity	9,410	9,251
Total liabilities and equity	$29,086	$28,512
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$305	$514
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	425	372
Deferred income taxes and investment tax credits	96	90
Equity earnings	(53)	(327)
Write-off of long-lived assets	-	132
Fixed-price contracts and other derivatives	14	(38)
Other	(6)	48
Net change in other working capital components	294	364
Distributions from RBS Sempra Commodities LLP	198	375
Changes in other assets	53	21
Changes in other liabilities	(19)	(26)
Net cash provided by operating activities	1,307	1,525

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(839)	(938)
Proceeds from sale of assets	-	179
Expenditures for investments and acquisition of businesses, net of cash acquired	(370)	(217)
Distributions from investments	36	9
Purchases of nuclear decommissioning and other trust assets	(159)	(99)
Proceeds from sales by nuclear decommissioning and other trusts	159	93
Other	6	(14)
Net cash used in investing activities	(1,167)	(987)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(172)	(170)
Preferred dividends paid by subsidiaries	(5)	(5)
Issuances of common stock	22	28
Repurchases of common stock	(2)	-
Increase (decrease) in short-term debt, net	534	(612)
Issuances of debt (maturities greater than 90 days)	270	1,108
Payments on debt (maturities greater than 90 days)	(710)	(311)
Purchase of noncontrolling interest	-	(94)
Other	1	5
Net cash used in financing activities	(62)	(51)

Increase in cash and cash equivalents	78	487
Cash and cash equivalents, January 1	110	331
Cash and cash equivalents, June 30	$188	$818
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2010	2009
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$212	$141
Income tax payments, net of refunds	5	36

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Acquisition of business:
Assets acquired	$303	$-
Cash paid, net of cash acquired	(285)	-
Additional consideration accrued	(7)	-
Liabilities assumed	$11	$-

Increase in capital lease obligations for investments in property, plant and
equipment	$183	$-
Dividends declared but not paid	99	98
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)
Operating revenues
Electric	$589	$535	$1,152	$1,088
Natural gas	103	96	282	275
Total operating revenues	692	631	1,434	1,363
Operating expenses
Cost of electric fuel and purchased power	129	129	277	300
Cost of natural gas	44	37	133	124
Operation and maintenance	237	232	469	413
Depreciation and amortization	95	81	187	158
Franchise fees and other taxes	41	39	84	80
Total operating expenses	546	518	1,150	1,075
Operating income	146	113	284	288
Other income (expense), net	(16)	27	(16)	44
Interest expense	(31)	(21)	(62)	(46)
Income before income taxes	99	119	206	286
Income tax expense	(44)	(28)	(75)	(88)
Net income	55	91	131	198
Losses (earnings) attributable to noncontrolling interests	21	(20)	29	(27)
Earnings	76	71	160	171
Preferred dividend requirements	(1)	(1)	(2)	(2)
Earnings attributable to common shares	$75	$70	$158	$169
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28	$13
Restricted cash	3	8
Accounts receivable - trade	225	229
Accounts receivable - other	57	85
Due from unconsolidated affiliates	12	8
Income taxes receivable	58	59
Deferred income taxes	36	41
Inventories	62	61
Regulatory assets arising from fixed-price contracts and other derivatives	62	30
Other regulatory assets	4	4
Fixed-price contracts and other derivatives	29	40
Insurance receivable related to wildfire litigation (Note 10)	150	273
Other	20	35
Total current assets	746	886

Other assets:
Due from unconsolidated affiliate	1	2
Deferred taxes recoverable in rates	458	415
Regulatory assets arising from fixed-price contracts and other derivatives	243	241
Regulatory assets arising from pension and other postretirement
benefit obligations	338	342
Other regulatory assets	243	53
Nuclear decommissioning trusts	675	678
Sundry	41	43
Total other assets	1,999	1,774

Property, plant and equipment:
Property, plant and equipment	10,614	10,156
Less accumulated depreciation and amortization	(2,632)	(2,587)
Property, plant and equipment, net ($528 at June 30, 2010 related to VIE)	7,982	7,569
Total assets	$10,727	$10,229
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$63	$33
Accounts payable	197	249
Due to unconsolidated affiliate	16	-
Regulatory balancing accounts, net	188	159
Customer deposits	57	56
Fixed-price contracts and other derivatives	50	51
Accrued compensation and benefits	80	104
Current portion of long-term debt	22	45
Reserve for wildfire litigation (Note 10)	241	270
Other	128	157
Total current liabilities	1,042	1,124
Long-term debt ($360 at June 30, 2010 related to VIE)	2,984	2,623

Deferred credits and other liabilities:
Customer advances for construction	22	23
Pension and other postretirement benefit obligations, net of plan assets	360	370
Deferred income taxes	834	774
Deferred investment tax credits	26	26
Regulatory liabilities arising from removal obligations	1,337	1,330
Asset retirement obligations	605	585
Fixed-price contracts and other derivatives	275	265
Deferred credits and other	144	145
Total deferred credits and other liabilities	3,603	3,518
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,138	1,138
Retained earnings	1,769	1,611
Accumulated other comprehensive income (loss)	(9)	(10)
Total SDG&E shareholders' equity	2,898	2,739
Noncontrolling interest	121	146
Total equity	3,019	2,885
Total liabilities and equity	$10,727	$10,229
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131	$198
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	187	158
Deferred income taxes and investment tax credits	23	15
Fixed-price contracts and other derivatives	28	(34)
Other	(14)	(9)
Net change in other working capital components	(133)	30
Changes in other assets	9	13
Changes in other liabilities	(10)	(23)
Net cash provided by operating activities	221	348

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(522)	(443)
Expenditures for short-term investments	-	(152)
Proceeds from sale of short-term investments	-	176
Purchases of nuclear decommissioning trust assets	(155)	(95)
Proceeds from sales by nuclear decommissioning trusts	150	93
Decrease in loans to affiliates, net	14	33
Net decrease in restricted cash	5	-
Other	(1)	1
Net cash used in investing activities	(509)	(387)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	-	(150)
Preferred dividends paid	(2)	(2)
Issuances of long-term debt	250	358
Payments on long-term debt	(5)	-
Increase in short-term debt, net	63	-
Other	(3)	1
Net cash provided by financing activities	303	207

Increase in cash and cash equivalents	15	168
Cash and cash equivalents, January 1	13	19
Cash and cash equivalents, June 30	$28	$187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$58	$50
Income tax payments, net of refunds	49	86

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Increase in capital lease obligations for investments in property, plant and
equipment	$183	$-
Dividends declared but not paid	1	1
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)

Operating revenues	$834	$694	$2,016	$1,614
Operating expenses
Cost of natural gas	318	214	992	669
Operation and maintenance	294	266	555	517
Depreciation	77	75	152	147
Franchise fees and other taxes	28	24	65	56
Total operating expenses	717	579	1,764	1,389
Operating income	117	115	252	225
Other income, net	2	4	6	5
Interest income	1	2	1	3
Interest expense	(16)	(18)	(33)	(35)
Income before income taxes	104	103	226	198
Income tax expense	(33)	(40)	(90)	(76)
Net income	71	63	136	122
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings	70	62	135	121
Preferred dividend requirements	(1)	(1)	(2)	(2)
Earnings attributable to common shares	$69	$61	$133	$119
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101	$49
Accounts receivable - trade	344	567
Accounts receivable - other	37	44
Due from unconsolidated affiliates	264	12
Income taxes receivable	7	36
Inventories	44	93
Other regulatory assets	8	9
Other	41	39
Total current assets	846	849

Other assets:
Due from unconsolidated affiliate	504	513
Regulatory assets arising from pension and other postretirement
benefit obligations	621	617
Other regulatory assets	132	131
Sundry	38	40
Total other assets	1,295	1,301

Property, plant and equipment:
Property, plant and equipment	9,445	9,299
Less accumulated depreciation and amortization	(3,682)	(3,615)
Property, plant and equipment, net	5,763	5,684
Total assets	$7,904	$7,834
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - trade	$160	$207
Accounts payable - other	62	120
Due to unconsolidated affiliates	95	87
Deferred income taxes	4	5
Regulatory balancing accounts, net	337	223
Customer deposits	80	87
Accrued compensation and benefits	88	86
Current portion of long-term debt	264	11
Other	151	162
Total current liabilities	1,241	988
Long-term debt	1,022	1,283
Deferred credits and other liabilities:
Customer advances for construction	125	123
Pension and other postretirement benefit obligations, net of plan assets	649	644
Deferred income taxes	311	273
Deferred investment tax credits	26	28
Regulatory liabilities arising from removal obligations	1,240	1,227
Asset retirement obligations	681	662
Deferred taxes refundable in rates	154	175
Deferred credits and other	193	203
Total deferred credits and other liabilities	3,379	3,335

Commitments and contingencies (Note 10)

Equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding;
no par value)	1,462	1,462
Retained earnings	724	691
Accumulated other comprehensive income (loss)	(24)	(25)
Total Pacific Enterprises shareholders' equity	2,242	2,208
Preferred stock of subsidiary	20	20
Total equity	2,262	2,228
Total liabilities and equity	$7,904	$7,834
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$136	$122
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	152	147
Deferred income taxes and investment tax credits	14	20
Other	(2)	4
Net change in other working capital components	316	266
Changes in other assets	4	7
Changes in other liabilities	(10)	(9)
Net cash provided by operating activities	610	557

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(216)	(227)
Decrease (increase) in loans to affiliates, net	(239)	5
Net cash used in investing activities	(455)	(222)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	-
Preferred dividends paid	(2)	(2)
Preferred dividends paid by subsidiary	(1)	(1)
Net cash used in financing activities	(103)	(3)

Increase in cash and cash equivalents	52	332
Cash and cash equivalents, January 1	49	206
Cash and cash equivalents, June 30	$101	$538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$29	$30
Income tax payments, net of refunds	44	29

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends declared but not paid	$1	$1
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)

Operating revenues	$834	$694	$2,016	$1,614
Operating expenses
Cost of natural gas	318	214	992	669
Operation and maintenance	293	265	555	516
Depreciation	77	75	152	147
Franchise fees and other taxes	28	24	65	56
Total operating expenses	716	578	1,764	1,388
Operating income	118	116	252	226
Other income, net	2	4	6	5
Interest income	-	1	-	2
Interest expense	(16)	(18)	(33)	(35)
Income before income taxes	104	103	225	198
Income tax expense	(34)	(37)	(90)	(73)
Net income	70	66	135	125
Preferred dividend requirements	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$69	$65	$134	$124
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101	$49
Accounts receivable - trade	344	567
Accounts receivable - other	37	44
Due from unconsolidated affiliate	260	6
Income taxes receivable	2	35
Inventories	44	93
Other regulatory assets	8	9
Other	39	40
Total current assets	835	843

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	621	617
Other regulatory assets	132	131
Sundry	13	14
Total other assets	766	762

Property, plant and equipment:
Property, plant and equipment	9,443	9,297
Less accumulated depreciation and amortization	(3,682)	(3,615)
Property, plant and equipment, net	5,761	5,682
Total assets	$7,362	$7,287
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$160	$207
Accounts payable - other	62	120
Due to unconsolidated affiliate	11	3
Deferred income taxes	5	6
Regulatory balancing accounts, net	337	223
Customer deposits	80	87
Accrued compensation and benefits	88	86
Current portion of long-term debt	264	11
Other	147	158
Total current liabilities	1,154	901
Long-term debt	1,022	1,283
Deferred credits and other liabilities:
Customer advances for construction	125	123
Pension and other postretirement benefit obligations, net of plan assets	649	644
Deferred income taxes	317	280
Deferred investment tax credits	26	28
Regulatory liabilities arising from removal obligations	1,240	1,227
Asset retirement obligations	681	662
Deferred taxes refundable in rates	154	175
Deferred credits and other	193	198
Total deferred credits and other liabilities	3,385	3,337

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	937	903
Accumulated other comprehensive income (loss)	(24)	(25)
Total shareholders' equity	1,801	1,766
Total liabilities and shareholders' equity	$7,362	$7,287
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135	$125
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	152	147
Deferred income taxes and investment tax credits	13	20
Other	(2)	4
Net change in other working capital components	325	263
Changes in other assets	4	7
Changes in other liabilities	(6)	(6)
Net cash provided by operating activities	621	560

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(216)	(227)
Increase in loans to affiliates, net	(252)	-
Net cash used in investing activities	(468)	(227)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	-
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(101)	(1)

Increase in cash and cash equivalents	52	332
Cash and cash equivalents, January 1	49	206
Cash and cash equivalents, June 30	$101	$538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$29	$30
Income tax payments, net of refunds	44	29
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

PRINCIPLES OF CONSOLIDATION

Sempra Energy

Sempra Energy's Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 holding company, and its consolidated subsidiaries and a variable interest entity (VIE). Sempra Energy’s principal subsidiaries are

▪San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), which we collectively refer to as the Sempra Utilities; and

▪Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, and Sempra LNG.

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control.  We discuss our investments in unconsolidated subsidiaries in Note 4 below and Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E

SDG&E's Condensed Consolidated Financial Statements include its accounts and the accounts of a variable interest entity of which SDG&E is the primary beneficiary, as we discuss in Note 5 under "Variable Interest Entities."  SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.

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

BASIS OF PRESENTATION

This is a combined report of Sempra Energy, SDG&E, PE and SoCalGas. We provide separate information for SDG&E, PE and SoCalGas as required. In the Notes to Condensed Consolidated Financial Statements (except in Note 11), when only information for SoCalGas is provided, it is the same for PE. References in this report to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, unless otherwise indicated by the context. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each reporting entity.

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2010 through the date the financial statements were issued, and in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the Annual Report), and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which are combined reports for Sempra Energy, SDG&E, PE and SoCalGas.

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

Orange Grove Energy L.P.

SDG&E has a 25-year tolling agreement to purchase power generated by Orange Grove Energy L.P. (Orange Grove) at its 99-megawatt (MW) generating facility located in San Diego County, California. Under a tolling agreement, SDG&E purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant. In the third quarter of 2009, Sempra Energy and SDG&E determined that Orange Grove was a VIE and that SDG&E was the primary beneficiary of the VIE based on the criteria in GAAP as written at that time and applicable through December 31, 2009. Sempra Energy and SDG&E therefore consolidated Orange Grove beginning in the third quarter of 2009 through December 31, 2009.

In the first quarter of 2010, Accounting Standards Update (ASU) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17), which we discuss in Note 2 below, became effective. Applying the guidance in ASU 2009-17, which indicated that because of SDG&E’s obligation to absorb the natural gas costs for the fuel to operate the facility, along with the power to direct the dispatch, Sempra Energy and SDG&E continued to consolidate Orange Grove in the first quarter of 2010.

In the current quarter, Sempra Energy and SDG&E reevaluated the provisions of ASU 2009-17 as they apply to Orange Grove. Sempra Energy and SDG&E determined that because the Orange Grove facility is a peaker plant, it operates infrequently to meet peak power needs. We believe that the owners of Orange Grove retain the most significant economic power through their control over operations and maintenance of the plant, which impacts the capacity payments under the agreement that are expected to have the greatest effect on the overall economic performance of the entity.  Accordingly, SDG&E does not have the right to direct activities that most significantly impact the economic performance of Orange Grove, and Sempra Energy and SDG&E should not consolidate Orange Grove, but instead should record the agreement as a capital lease. The effect of this change has no effect on Sempra Energy’s or SDG&E’s earnings and is not material to their previously issued financial statements.

Presentation of Restricted Cash

In Sempra Energy’s previously issued financial statements, we presented all restricted cash as a current asset on the balance sheet. At both June 30, 2010 and December 31, 2009, $27 million of restricted cash represents funds held in trust for construction financing of certain natural gas storage facilities of Sempra Pipelines & Storage. Because this restricted cash will be expended for construction of long-lived assets, we have concluded that these amounts should be presented as a noncurrent asset.  At June 30, 2010, this restricted cash is presented as Restricted Cash under Investments and Other Assets on the Condensed Consolidated Balance Sheet. We believe that the effect of presentation of restricted cash is not material to the previously issued balance sheets and have not corrected the classification of the restricted cash amount at December 31, 2009. The presentation of restricted cash on the balance sheet has no impact on earnings or cash flows for any period presented.

NOTE 2. NEW ACCOUNTING STANDARDS

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

SEMPRA ENERGY, SDG&E, PE AND SOCALGAS

ASU 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities" (ASU 2009-17): ASU 2009-17 amends Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46(R)), which provides consolidation guidance related to variable interest entities.

ASU 2009-17 amends FASB Accounting Standards Codification (ASC) Topic 810, Consolidation, and requires

▪a qualitative approach for identifying the primary beneficiary of a variable interest entity based on 1) the power to direct activities that most significantly impact the economic performance of the entity, and 2) the obligation to absorb losses or right to receive benefits that could be significant to the entity;

▪ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; and

▪separate disclosure by the primary beneficiary on the face of the balance sheet to identify 1) assets that can only be used to settle obligations of the variable interest entity, and 2) liabilities for which creditors do not have recourse to the primary beneficiary.

We adopted ASU 2009-17 on January 1, 2010 and it did not have a material effect on earnings, nor on presentation on the interim Condensed Consolidated Balance Sheets for Sempra Energy and SDG&E. We provide the required additional disclosure in Note 5. ASU 2009-17 did not impact PE’s nor SoCalGas’ condensed consolidated financial statements.

ASU 2010-06, "Improving Disclosures About Fair Value Measurements" (ASU 2010-06): ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, and requires the following additional fair value measurement disclosures:

▪transfers into and out of Levels 1 and 2

▪segregation of classes of assets and liabilities measured at fair value

▪valuation techniques and inputs used for Level 2 and Level 3 instruments

▪detailed activity for Level 3 instruments, including separate presentation of purchases, sales, issuances and settlements

We adopted ASU 2010-06on January 1, 2010, and we provide the additional disclosure in Note 8.

NOTE 3. RECENT INVESTMENT ACTIVITY

SEMPRA PIPELINES & STORAGE

Acquisition of Mexican Pipeline and Natural Gas Infrastructure

On April 30, 2010, Sempra Pipelines & Storage completed an acquisition resulting in the purchase of the Mexican pipeline and natural gas infrastructure assets of El Paso Corporation for $307 million ($292 million, net of cash acquired).

The acquisition consists of El Paso Corporation’s wholly owned natural gas pipeline and compression assets in the Mexican border state of Sonora and its 50-percent interest in a joint venture with PEMEX, the Mexican state-owned oil company.  The joint venture operates two natural gas pipelines and a propane system in northern Mexico.  The acquisition expands our scale and geographic footprint in a strong growth region in Mexico.  The pipeline assets are backed substantially by long-term contracts with a history of consistent revenue streams, allowing us to expand our natural gas infrastructure business in northern Mexico.

The allocation of the purchase price is preliminary and will be completed when we receive final closing information from El Paso Corporation. The following table summarizes the preliminary consideration paid in the acquisition and the recognized amounts of the assets acquired and liabilities assumed at April 30, 2010:

(Dollars in millions)
Cash consideration (fair value of total consideration)	$307
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	15
Accounts receivable	4
Investment in equity method investee	256
Property, plant & equipment	25
Other liabilities	(11)
Total identifiable net assets	289
Goodwill(1)	$18

Acquisition-related costs (included in Other Operation and Maintenance expense in the Condensed Consolidated Statements of Operations for the three months
and six months ended June 30, 2010)	$1
(1)

The goodwill, which represents the residual of the consideration paid over the identifiable net assets, is assigned to the Sempra Pipelines & Storage segment and is attributed to the strategic value of the transaction.  None of the goodwill recorded is deductible in Mexico for income tax purposes.

Included in our Condensed Consolidated Statements of Operations are revenues and earnings of $1 million and $5 million, respectively, for the period May 1, 2010 to June 30, 2010 related to the assets acquired from El Paso Corporation.  Proforma impacts on revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2009 were immaterial.

Natural Gas Storage Projects

Sempra Pipelines & Storage’s Sempra Midstream owned 60 percent of Mississippi Hub, LLC (Mississippi Hub) through December 31, 2008 and on January 16, 2009, purchased the remaining 40-percent ownership interest for $94 million in cash.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

SEMPRA ENERGY AND SDG&E

Available-for-Sale Securities

In June 2009, SDG&E remarketed $176 million of its industrial development bonds at a fixed rate of 5.875 percent, maturing in 2034. Prior to SDG&E's remarketing, SDG&E purchased $152 million of the bonds from Sempra Energy. We discuss these bonds further in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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

For the three months and six months ended June 30, 2010, we recorded pretax equity losses of $16 million and $9 million, respectively, from RBS Sempra Commodities. Pretax equity earnings from RBS Sempra Commodities were $126 million and $279 million for the three months and six months ended June 30, 2009, respectively. The partnership income that is distributable to us on an annual basis is computed on the partnership's basis of accounting, International Financial Reporting Standards (IFRS), as adopted by the European Union. For the three months and six months ended June 30, 2010, our share of distributable income, on an IFRS basis, was $32 million and $31 million, respectively. In the three months and six months ended June 30, 2009, our share of distributable income, on an IFRS basis, was $102 million and $216 million, respectively. In the second quarter of 2010, we received the remaining distribution of 2009 partnership income of $198 million. In the first six months of 2009, we received cash distributions from the partnership of $375 million. We discuss the equity method investment in RBS Sempra Commodities further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

We have indemnified the partnership for certain litigation and tax liabilities related to the businesses purchased by the partnership. We recorded these obligations at a fair value of $5 million on April 1, 2008, the date we formed the partnership. This liability is being amortized over its expected life.

In November 2009, RBS announced its intention to divest its interest in RBS Sempra Commodities in connection with a directive from the European Commission to dispose of certain assets. In February 2010, Sempra Energy, RBS and the partnership (Seller Parties) entered into an agreement (the Purchase Agreement) with J.P. Morgan Ventures Energy Corporation (J.P. Morgan Ventures), for J.P. Morgan Ventures to purchase the following businesses from the joint venture:

▪the global oil, metals, coal, emissions (other than emissions related to the partnership’s North American power business), plastics, agricultural commodities and concentrates commodities trading and marketing business

▪the European power and gas business

▪the investor products business

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

The transaction with J.P. Morgan Ventures was completed on July 1, 2010 and we received the majority of the proceeds in early July 2010. The purchase price was $1.6 billion, and our share of the proceeds is approximately $1 billion, including distributions of 2009 partnership income attributable to the businesses sold, which were $134 million of the $198 million in distributions we received in April 2010. We and RBS continue to engage in an active sales process for the remaining partnership businesses. Based on preliminary indications of value from potential buyers and discussions with our partner with respect to the ultimate allocation of proceeds, we currently believe that our share of the proceeds from the partnership for the sale to J.P. Morgan Ventures and proceeds from the sale or ultimate disposition of the remaining joint venture assets will be sufficient such that their application to our equity method investment will not have a material effect on our earnings. We and RBS are also continuing to discuss amending various provisions to our partnership agreement in light of the sale to J.P. Morgan Ventures and the sales process for the remaining businesses.

The following table shows summarized financial information for RBS Sempra Commodities (on a GAAP basis):

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Gross revenues and fee income	$188	$367	$394	$876
Gross profit	174	342	372	828
Income (loss) from continuing operations	(23)	153	(13)	389
Partnership net income (loss)	(23)	153	(13)	389

We provide information regarding the Sempra Commodities segment in Note 11.

SEMPRA PIPELINES & STORAGE

In the first quarter 2010, Sempra Pipelines & Storage contributed $65 million to Rockies Express, a joint venture to own and operate the Rockies Express Pipeline, which contribution was the last required for the construction phase of the project. Sempra Pipelines & Storage contributed $188 million in the three months ended June 30, 2009 and $213 million in the six months ended June 30, 2009. We discuss this investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Pipelines & Storage owns 43 percent of two Argentine natural gas utility holding companies, Sodigas Pampeana and Sodigas Sur. The Argentine economic decline and government responses (including Argentina’s unilateral, retroactive abrogation of utility agreements early in 2002) continue to adversely affect the operations of these Argentine utilities. In 2002, Sempra Pipelines & Storage initiated arbitration proceedings at the International Center for the Settlement of Investment Disputes (ICSID) under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments that has resulted from Argentine governmental actions. In September 2007, the tribunal officially closed the arbitration proceedings and awarded us compensation of $172 million, which includes interest up to the award date. In January 2008, Argentina filed an action at the ICSID seeking to annul the award. In June 2010, the Annulment Committee granted Argentina’s petition for annulment of the award. This action did not impact our earnings, as we did not record the original award pending assurance of collectability. We are currently evaluating our options, which include filing a new arbitration claim against the Government of Argentina.

NOTE 5. OTHER FINANCIAL DATA

VARIABLE INTEREST ENTITIES

We consolidate a VIE if we are the primary beneficiary of the VIE’s activities. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess

▪the purpose and design of the VIE;

▪the nature of the VIE's risks and the risks we absorb;

▪the power to direct activities that most significantly impact the economic performance of the VIE; and

▪the obligation to absorb losses or right to receive benefits that could be significant to the VIE.

SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements).  SDG&E’s obligation to absorb natural gas costs may be a significant variable interest.  In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based upon our analysis, the ability to direct the dispatch of electricity may have the most significant impacts on the economic performance of the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E 1) is obligated to purchase and provide fuel to operate the facility, 2) has the power to direct the dispatch, and 3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the facility. SDG&E determines if it is the primary beneficiary in these cases based on the operational characteristics of the power plant, including its expected power generation output relative to its capacity to generate, among other factors. If we determine that SDG&E is the primary beneficiary, Sempra Energy and SDG&E consolidate the facility as a VIE, as we discuss below.

Otay Mesa VIE

SDG&E has a 10-year agreement to purchase power generated at the Otay Mesa Energy Center (OMEC), a 605-MW generating facility that began commercial operations in October 2009. In addition to tolling, the agreement provides SDG&E with the option to purchase the power plant at the end of the contract term in 2019, or upon earlier termination of the purchased-power agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option, under certain circumstances, it may be required to purchase the power plant at a predetermined price.

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Sempra Energy and SDG&E have consolidated Otay Mesa VIE since the second quarter of 2007, and have continued to consolidate it through the second quarter of 2010. Otay Mesa VIE's equity of $121 million at June 30, 2010 and $146 million at December 31, 2009 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $370 million at June 30, 2010, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC's property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E's power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates these contracts to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts other than that relating to Otay Mesa VIE mentioned above result in SDG&E being the primary beneficiary. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other business units also enter into arrangements which could include variable interests.  We evaluate these contracts based upon the qualitative and quantitative analyses described above.  We have determined that these contracts are not variable interests in a VIE and therefore are not subject to the requirements of ASU 2009-17.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Service cost	$20	$20	$8	$7
Interest cost	41	42	14	15
Expected return on assets	(36)	(35)	(11)	(12)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss	7	6	2	1
Regulatory adjustment	10	(13)	2	5
Total net periodic benefit cost	$43	$21	$14	$15
	Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$42	$39	$15	$14
Interest cost	84	85	29	29
Expected return on assets	(72)	(70)	(23)	(24)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss	15	12	4	2
Regulatory adjustment	(19)	(39)	4	4
Total net periodic benefit cost	$52	$29	$28	$24

NET PERIODIC BENEFIT COST -- SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Service cost	$7	$6	$1	$1
Interest cost	12	12	3	2
Expected return on assets	(11)	(8)	(1)	(1)
Amortization of:
Prior service cost	-	-	1	1
Actuarial loss	3	4	-	-
Regulatory adjustment	7	-	-	1
Total net periodic benefit cost	$18	$14	$4	$4
	Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$14	$12	$3	$3
Interest cost	24	24	5	4
Expected return on assets	(21)	(16)	(3)	(2)
Amortization of:
Prior service cost	1	1	2	2
Actuarial loss	6	8	-	-
Regulatory adjustment	(5)	(14)	1	1
Total net periodic benefit cost	$19	$15	$8	$8

NET PERIODIC BENEFIT COST -- SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Service cost	$11	$11	$5	$4
Interest cost	24	24	11	12
Expected return on assets	(22)	(22)	(10)	(10)
Amortization of:
Prior service cost (credit)	-	-	(1)	(1)
Actuarial loss	2	-	2	1
Regulatory adjustment	3	(13)	2	4
Total net periodic benefit cost	$18	$-	$9	$10
	Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$23	$22	$10	$9
Interest cost	49	49	23	23
Expected return on assets	(45)	(46)	(20)	(21)
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Actuarial loss	5	-	4	2
Regulatory adjustment	(14)	(25)	3	3
Total net periodic benefit cost	$19	$1	$18	$14

Benefit Plan Contributions

The following table shows our year-to-date contributions to our pension and other postretirement benefit plans and the amounts we expect to contribute in 2010:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2010:
Pension plans	$53	$21	$19
Other postretirement benefit plans	27	8	19
Total expected contributions in 2010:
Pension plans	$169	$63	$75
Other postretirement benefit plans	55	16	36

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and six months ended June 30, 2010 and 2009. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Earnings	$222	$198	$328	$514

Denominator:
Weighted-average common shares
outstanding for basic EPS	246,784	242,718	246,435	242,245
Dilutive effect of stock options, restricted
stock awards and restricted stock units	2,943	4,372	3,400	3,794
Weighted-average common shares
outstanding for diluted EPS	249,727	247,090	249,835	246,039

Earnings per share:
Basic	$0.90	$0.82	$1.33	$2.12
Diluted	$0.89	$0.80	$1.31	$2.09

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits or minus tax shortfalls related to the options are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period. We had 2,177,855 and 2,171,016 such stock options outstanding during the three months and six months ended June 30, 2010, respectively. We had 1,506,783 and 2,250,061 such stock options outstanding during the three months and six months ended June 30, 2009, respectively.

We had 33,889 and 862,027 stock options outstanding during the three months and six months ended June 30, 2009, respectively, that were anti-dilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method. We had no such anti-dilutive stock options during the three months or six months ended June 30, 2010.

The dilution from unvested restricted stock awards and units is also based on the treasury stock method. Assumed proceeds equal to the unearned compensation and windfall tax benefits or minus tax shortfalls related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls are the difference between tax deductions we would receive upon the assumed vesting of restricted stock awards and units and the deferred income taxes we recorded related to the compensation expense on the restricted stock awards and units. There were no such anti-dilutive restricted stock awards or units during any period presented.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $6 million and $5 million for the three months ended June 30, 2010 and 2009, respectively, and $13 million and $11 million for the six months ended June 30, 2010 and 2009, respectively. Pursuant to our share-based compensation plans, we granted 687,600 non-qualified stock options and 773,616 restricted stock units during the six months ended June 30, 2010, primarily in January 2010.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, at the Sempra Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months and six months ended June 30, 2010 and 2009.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sempra Energy Consolidated:
AFUDC related to debt	$5	$4	$10	$7
AFUDC related to equity	14	10	27	18
Other capitalized financing costs	11	25	18	47
Total Sempra Energy Consolidated	$30	$39	$55	$72
SDG&E:
AFUDC related to debt	$4	$2	$7	$4
AFUDC related to equity	10	7	19	13
Other capitalized financing costs	-	2	-	2
Total SDG&E	$14	$11	$26	$19
SoCalGas:
AFUDC related to debt	$1	$2	$3	$3
AFUDC related to equity	4	3	8	5
Total SoCalGas	$5	$5	$11	$8

COMPREHENSIVE INCOME

The following tables provide a reconciliation of net income to comprehensive income.

COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)(2)	$225	$(20)	$205	$201	$(12)	$189
Foreign currency translation
adjustments	(17)	-	(17)	54	-	54
Financial instruments	(9)	2	(7)	20	-	20
Available-for-sale securities	(3)	-	(3)	4	-	4
Net actuarial gain	2	-	2	1	-	1
Comprehensive income (loss)	$198	$(18)	$180	$280	$(12)	$268
SDG&E:
Net income (loss)	$76	$(21)	$55	$71	$20	$91
Financial instruments	-	2	2	-	1	1
Net actuarial gain	1	-	1	1	-	1
Comprehensive income (loss)	$77	$(19)	$58	$72	$21	$93
PE:
Net income(2)	$71	$-	$71	$63	$-	$63
Financial instruments	1	-	1	1	-	1
Comprehensive income	$72	$-	$72	$64	$-	$64
SoCalGas:
Net income	$70	$-	$70	$66	$-	$66
Financial instruments	1	-	1	1	-	1
Comprehensive income	$71	$-	$71	$67	$-	$67
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.
(2)	Before preferred dividends of subsidiaries.

COMPREHENSIVE INCOME (Continued)
(Dollars in millions)
	Six months ended June 30,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)(2)	$333	$(28)	$305	$519	$(5)	$514
Foreign currency translation
adjustments	(21)	-	(21)	80	-	80
Financial instruments	(9)	4	(5)	23	(3)	20
Available-for-sale securities	(3)	-	(3)	13	-	13
Net actuarial gain	3	-	3	2	-	2
Comprehensive income (loss)	$303	$(24)	$279	$637	$(8)	$629
SDG&E:
Net income (loss)	$160	$(29)	$131	$171	$27	$198
Financial instruments	-	4	4	2	(3)	(1)
Net actuarial gain	1	-	1	1	-	1
Comprehensive income (loss)	$161	$(25)	$136	$174	$24	$198
PE:
Net income(2)	$136	$-	$136	$122	$-	$122
Financial instruments	1	-	1	2	-	2
Comprehensive income	$137	$-	$137	$124	$-	$124
SoCalGas:
Net income	$135	$-	$135	$125	$-	$125
Financial instruments	1	-	1	2	-	2
Comprehensive income	$136	$-	$136	$127	$-	$127
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.
(2)	Before preferred dividends of subsidiaries.

The amounts for comprehensive income in the tables above are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$(6)	$-	$(6)	$12	$-	$12
Available-for-sale securities	(1)	-	(1)	1	-	1
Net actuarial gain	1	-	1	1	-	1
SDG&E:
Financial instruments	$-	$-	$-	$-	$-	$-
PE:
Financial instruments	$1	$-	$1	$-	$-	$-
SoCalGas:
Financial instruments	$1	$-	$1	$-	$-	$-

	Six months ended June 30,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$(6)	$-	$(6)	$14	$-	$14
Available-for-sale securities	(1)	-	(1)	4	-	4
Net actuarial gain	2	-	2	2	-	2
SDG&E:
Financial instruments	$-	$-	$-	$1	$-	$1
PE:
Financial instruments	$1	$-	$1	$1	$-	$1
SoCalGas:
Financial instruments	$1	$-	$1	$1	$-	$1
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy and SDG&E shareholders’ equity and noncontrolling interests for the six months ended June 30, 2010 and 2009. There were no changes in the equity of PE's noncontrolling interests for the three months or six months ended June 30, 2010 or 2009.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2009	$9,007	$244	$9,251
Comprehensive income (loss)	303	(24)	279
Share-based compensation expense	22	-	22
Common stock dividends declared	(193)	-	(193)
Preferred dividends of subsidiaries	(5)	-	(5)
Issuance of common stock	46	-	46
Tax benefit related to share-based compensation	1	-	1
Repurchase of common stock	(2)	-	(2)
Common stock released from ESOP	11	-	11
Balance at June 30, 2010	$9,190	$220	$9,410
Balance at December 31, 2008	$7,969	$340	$8,309
Comprehensive income (loss)	637	(8)	629
Purchase of noncontrolling interest in subsidiary	(10)	(84)	(94)
Share-based compensation expense	20	-	20
Common stock dividends declared	(190)	-	(190)
Preferred dividends of subsidiaries	(5)	-	(5)
Issuance of common stock	44	-	44
Tax benefit related to share-based compensation	5	-	5
Common stock released from ESOP	7	-	7
Equity contributed by noncontrolling interests	-	7	7
Balance at June 30, 2009	$8,477	$255	$8,732

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholders'	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2009	$2,739	$146	$2,885
Comprehensive income (loss)	161	(25)	136
Preferred stock dividends declared	(2)	-	(2)
Balance at June 30, 2010	$2,898	$121	$3,019
Balance at December 31, 2008	$2,542	$128	$2,670
Comprehensive income	174	24	198
Common stock dividends declared	(150)	-	(150)
Preferred stock dividends declared	(2)	-	(2)
Equity contributed by noncontrolling interest	-	6	6
Balance at June 30, 2009	$2,564	$158	$2,722

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra Pipelines & Storage has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of Sempra Pipelines & Storage’s Argentine investments, which we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The loan to Camuzzi Gas del Sur S.A. has a $28 million balance outstanding at a variable interest rate (7.53 percent as of June 30, 2010). In May 2010, the maturity date of the loan was extended from June 2010 to June 30, 2011. The loan is fully reserved at June 30, 2010.

Investments

In November 2009, Sempra Pipelines & Storage purchased $50 million of 2.75-percent bonds issued by Chilquinta Energía S.A., an unconsolidated affiliate, that are adjusted (or indexed) for Chilean inflation. The bonds mature on October 30, 2014. The carrying value of the bonds after the effect of foreign currency translation was $48 million at June 30, 2010.  We discuss this investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E, PE AND SOCALGAS
(Dollars in millions)
	June 30,	December 31,
	2010	2009
SDG&E
Current:
Due from Sempra Energy	$-	$2
Due from SoCalGas	11	3
Due from various affiliates	1	3
	$12	$8

Due to Sempra Energy	$16	$-

Income taxes due from Sempra Energy(1)	$(34)	$(37)

Noncurrent:

Promissory note due from Sempra Energy, variable rate based on short-term commercial paper rates (0.24% at June 30, 2010)	$1	$2

Pacific Enterprises
Current:
Due from Sempra Energy	$260	$7
Due from various affiliates	4	5
	$264	$12

Due to affiliate	$84	$84
Due to SDG&E	11	3
	$95	$87

Income taxes due to (from) Sempra Energy(1)	$26	$(2)

Noncurrent:

Promissory note due from Sempra Energy, variable rate based on short-term commercial paper rates (0.24% at June 30, 2010)	$504	$513

SoCalGas
Current:
Due from Sempra Energy	$260	$6

Due to SDG&E	$11	$3

Income taxes due to (from) Sempra Energy(1)	$32	$(2)
(1)

SDG&E, PE and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies' having always filed a separate return.

Revenues from unconsolidated affiliates at the Sempra Utilities are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT THE SEMPRA UTILITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
SDG&E	$4	$2	$5	$4
SoCalGas	10	7	21	15

Transactions with RBS Sempra Commodities

Several of our business units engage in transactions with RBS Sempra Commodities. Amounts in our Condensed Consolidated Financial Statements related to these transactions are as follows:

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Sempra LNG(1)	$66	$(2)	$139	$5
Sempra Commodities	7	2	13	4
SoCalGas	3	2	7	3
Sempra Generation	(7)	8	(4)	9
Total revenues	$69	$10	$155	$21

Cost of natural gas:
Sempra LNG	$78	$-	$145	$-
Sempra Generation	12	-	28	-
SoCalGas	11	1	23	5
Sempra Pipelines & Storage	7	4	16	10
SDG&E	-	-	1	-
Total cost of natural gas	$108	$5	$213	$15

			June 30,	December 31,
			2010	2009
Fixed-price contracts and other derivatives - Net Asset (Liability):
Sempra Generation			$17	$7
Sempra LNG			(34)	(47)
Total			$(17)	$(40)

Due to unconsolidated affiliates:
Sempra Generation			$8	$13
Sempra LNG			-	13
Sempra Pipelines & Storage			2	3
Total			$10	$29

Due from unconsolidated affiliates:
Sempra Commodities			$1	$1
Sempra Generation			8	22
Sempra LNG			19	15
Parent and other			4	3
Total			$32	$41
(1)

Includes gains of $3 million and $14 million for the three months and six months ended June 30, 2010, respectively, and $4 million loss and $1 million gain for the three months and six months ended June 30, 2009, respectively, related to a natural gas sales agreement with RBS Sempra Commodities which is subject to mark-to-market accounting. Under this agreement, which extends for five years beginning September 1, 2009, RBS Sempra Commodities will market natural gas that Sempra LNG purchases and does not sell under other contracts.

WRITE-OFF OF LONG-LIVED ASSETS

In the second quarter of 2009, we recorded a pretax write-off of $132 million related to certain assets at one of Sempra Pipelines & Storage’s Liberty Gas Storage natural gas storage projects. Sempra Pipelines & Storage owns a 75-percent interest in the partnership that is developing the project. Our partner’s 25-percent share of the pretax charge was $33 million, which is included in Losses Attributable to Noncontrolling Interests on our Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009. The impact to our net income and to our earnings was $97 million and $64 million, respectively, for both periods. We discuss this write-off further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME (EXPENSE), NET

Other Income (Expense), Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$14	$10	$27	$18
Regulatory interest, net	-	-	(1)	-
Investment gains(1)	2	37	5	20
Gains (losses) on interest rate instruments(2)	(14)	19	(23)	29
Sundry, net	6	4	8	6
Total	$8	$70	$16	$73
SDG&E:
Allowance for equity funds used during construction	$10	$7	$19	$13
Regulatory interest, net	1	-	-	-
Gains (losses) on interest rate instruments(2)	(25)	20	(34)	30
Sundry, net	(2)	-	(1)	1
Total	$(16)	$27	$(16)	$44
SoCalGas and PE:
Allowance for equity funds used during construction	$4	$3	$8	$5
Sundry, net	(2)	1	(2)	-
Total at SoCalGas and PE	$2	$4	$6	$5
(1)

Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2)	Related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,
	2010		2009
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$59	25%	$90	35%
SDG&E	44	44	28	24
PE	33	32	40	39
SoCalGas	34	33	37	36
	Six months ended June 30,
	2010		2009
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$117	31%	$199	30%
SDG&E	75	36	88	31
PE	90	40	76	38
SoCalGas	90	40	73	37

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

The decrease in effective income tax rate for the three months ended June 30, 2010 was primarily due to:

▪$5 million tax benefit in 2010 compared to $20 million tax expense in 2009 due to Mexican currency translation and inflation adjustments;

▪higher planned investment tax credits;

▪higher self-developed software costs, which are deductible for income tax purposes but capitalized for book purposes; and

▪higher exclusions from taxable income of the equity portion of AFUDC; offset by

▪lower pretax income in countries with lower statutory rates;

▪lower favorable impact from the resolution of prior years' income tax issues; and

▪higher difference between book depreciation and normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

For the six months ended June 30, 2010, the increase in effective income tax rate was primarily due to:

▪lower pretax income in countries with lower statutory rates;

▪a $16 million write-down of the deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy; and

▪higher difference between book depreciation and normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪higher planned investment tax credits;

▪higher deductions for self-developed software costs;

▪$4 million lower income tax expense due to Mexican currency translation and inflation adjustments;

▪higher favorable impact from the resolution of prior years' income tax issues; and

▪higher exclusions from taxable income of the equity portion of AFUDC.

SDG&E

The increase in SDG&E's effective income tax rate for the three months ended June 30, 2010 was primarily due to:

▪the impact of Otay Mesa VIE;

▪lower favorable impact from the resolution of prior years' income tax issues; and

▪higher difference between book depreciation and normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪higher deductions for self-developed software costs.

For the six months ended June 30, 2010, the increase in SDG&E's effective income tax rate was primarily due to:

▪the impact of Otay Mesa VIE;

▪a $3 million write-down of the deferred tax assets related to other post employment benefits as a result of a change in U.S. tax law, as we discuss above; and

▪higher difference between book depreciation and normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪higher favorable impact from the resolution of prior years' income tax issues;

▪higher deductions for self-developed software costs; and

▪higher exclusions from taxable income of the equity portion of AFUDC.

SDG&E's results include Otay Mesa VIE, which is consolidated, and therefore, SDG&E's effective income tax rate is impacted by the VIE’s stand-alone effective income tax rate.

PE and SoCalGas

The decrease in PE's and SoCalGas' effective income tax rates for the three months ended June 30, 2010 was primarily due to:

▪higher deductions for self-developed software costs;

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪lower unfavorable resolution of prior years’ income tax issues.

For the six months ended June 30, 2010, the increase in PE’s and SoCalGas’ effective income tax rates was primarily due to:

▪a $13 million write-down of the deferred tax assets related to other post employment benefits as a result of a change in U.S. tax law, as we discuss above; offset by

▪higher deductions for self-developed software costs; and

▪higher exclusions from taxable income of the equity portion of AFUDC.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At June 30, 2010, Sempra Energy Consolidated had $4.3 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which we detail below. Available unused credit on these lines at June 30, 2010 was $3.1 billion. We discuss the terms of our credit agreements in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy

Sempra Energy has a $1 billion, three-year syndicated revolving credit agreement expiring in August 2011. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy's credit ratings. At June 30, 2010, Sempra Energy had no outstanding borrowings under the facility.

Sempra Global

Sempra Global has a $2.5 billion, three-year syndicated revolving credit agreement expiring in August 2011. The facility also provides for issuance of up to $300 million of letters of credit on behalf of Sempra Global with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. At June 30, 2010, Sempra Global had letters of credit of $7 million outstanding and no outstanding borrowings under the facility. The facility provides support for $860 million of commercial paper outstanding at June 30, 2010.

Sempra Utilities

SDG&E and SoCalGas have a combined $800 million, three-year syndicated revolving credit agreement expiring in August 2011. The agreement permits each utility to individually borrow up to $600 million, subject to a combined limit of $800 million for both utilities. It also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $200 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit.

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

At June 30, 2010, SDG&E and SoCalGas had no outstanding borrowings under this facility. SDG&E had $25 million of outstanding letters of credit and $237 million of variable-rate demand notes outstanding supported by this facility at June 30, 2010. The facility also provides support for $63 million of commercial paper outstanding at SDG&E at June 30, 2010.

Available unused credit on these lines at June 30, 2010 was $275 million at SDG&E and $475 million at SoCalGas; SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

GUARANTEES

RBS Sempra Commodities

On July 1, 2010, Sempra Energy, RBS and RBS Sempra Commodities completed the sale of certain businesses within the partnership, as we discuss in Note 4. J.P. Morgan is in the process of replacing any guarantees that we have issued in connection with the businesses sold to J.P. Morgan Ventures with J.P. Morgan guarantees. In the meantime, J.P. Morgan is indemnifying us for any claims or losses in connection with the guarantees that we issued in connection with the businesses sold to J.P. Morgan Ventures.

RBS is obligated to provide RBS Sempra Commodities with all growth capital, working-capital requirements and credit support. However, as a transitional measure, we continue to provide back-up guarantees for a portion of RBS Sempra Commodities’ trading obligations. Some of these back-up guarantees may continue for a prolonged period of time. RBS, which is controlled by the government of the United Kingdom, has fully indemnified us for any claims or losses in connection with these arrangements.

RBS Sempra Commodities’ net trading liabilities supported by Sempra Energy’s guarantees at June 30, 2010 were $632 million, consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

Other Guarantees

Sempra Energy, Conoco Phillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25-percent, 25-percent and 50-percent ownership interests, respectively, in Rockies Express. Rockies Express operates a natural gas pipeline linking natural gas producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. In April 2010, Rockies Express’ $2 billion, five-year credit facility expiring in May 2011 that provided for revolving extensions of credit guaranteed by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages was reduced to $200 million, and Sempra Energy, Conoco and KMP were released from their guarantor obligations. Long-term debt of $1.7 billion issued in March 2010 was used to pay down the credit facility; this new debt is not separately guaranteed by the partners.

WEIGHTED AVERAGE INTEREST RATES

At June 30, 2010, the weighted average interest rate on the total short-term debt outstanding at Sempra Energy was 0.47 percent. At June 30, 2010, the weighted average interest rate on the total short-term debt outstanding at SDG&E was 0.24 percent. The weighted average interest rate on the total short-term debt outstanding at Sempra Energy was 0.79 percent at December 31, 2009. The short-term debt outstanding at SDG&E at December 31, 2009 was a non-interest bearing loan at Orange Grove VIE.

LONG-TERM DEBT

In May 2010, SDG&E publicly offered and sold $250 million of 5.35-percent first mortgage bonds, maturing in 2040.

SDG&E has two power purchase agreements with peaker plant facilities that went into commercial operation in June 2010 and are accounted for as capital leases. As of June 30, 2010, capital lease obligations for these leases, both with a 25-year term, were $183 million.

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

ENERGY DERIVATIVES

Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to market energy products and manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business.

▪The Sempra Utilities use natural gas energy derivatives, on their customers' behalf, with the objective of managing price and basis risks and lowering natural gas costs. These derivatives include fixed price natural gas positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the California Public Utilities Commission (CPUC). Natural gas derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

▪SDG&E is allocated and may purchase congestion revenue rights (CRRs), which serve to reduce the regional electricity price volatility risk which may result from local transmission capacity constraints. Unrealized gains and losses do not impact earnings, as they are offset by regulatory account balances. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪Sempra Generation uses natural gas and electricity instruments to market energy products and optimize the earnings of its power generation fleet. Gains and losses associated with these derivatives are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪Sempra LNG and Sempra Pipelines & Storage use natural gas derivatives to market energy products and optimize the earnings of the liquefied natural gas business and Sempra Pipelines & Storage's natural gas storage and transportation assets. Sempra Pipelines & Storage also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. Sempra Pipelines & Storage’s derivatives are either undesignated or are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Sempra LNG’s derivatives are undesignated and their impact on earnings is recorded in Sempra Global and Parent Revenues on the Condensed Consolidated Statements of Operations.  The impacts on earnings are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

From time to time, our various businesses, including the Sempra Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel. These derivatives are typically accounted for as cash flow hedges.

We summarize net commodity derivative volumes as of June 30, 2010 as follows:

Business Unit and Commodity	Volume
Sempra Utilities:
SDG&E:
Natural gas	44 million MMBtu	(1)
Congestion revenue rights	11 million MWh	(2)
SoCalGas - natural gas	4 million MMBtu

Sempra Global:
Sempra LNG - natural gas	7 million MMBtu
Sempra Generation - electric power	1 million MWh
(1)	Million British thermal units
(2)	Megawatt hours

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

Interest rate derivatives are utilized by the Sempra Utilities as well as by other Sempra Energy subsidiaries. Although the Sempra Utilities generally recover borrowing costs in rates over time, the use of interest rate derivatives is subject to certain regulatory constraints, and the impact of interest rate derivatives may not be recovered from customers as timely as described above with regard to natural gas derivatives. Accordingly, interest rate derivatives are generally accounted for as hedges at the Sempra Utilities, as at the rest of Sempra Energy's subsidiaries. Separately, Otay Mesa VIE has entered into interest rate swap agreements to moderate their exposure to interest rate changes.

The net notional amounts of our interest rate derivatives as of June 30, 2010 were:

	June 30, 2010
(Dollars in millions)	Notional Debt	Maturities
Sempra Energy Consolidated(1)	$215-355	2011-2019
SDG&E(1)	285-372	2019
SoCalGas	150	2011
(1)	Includes Otay Mesa VIE. All of SDG&E's interest rate derivatives relate to Otay Mesa VIE.

FINANCIAL STATEMENT PRESENTATION

The following table provides the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2010
				Deferred
				credits
	Current		Current	and other
	assets:		liabilities:	liabilities:
	Fixed-price	Investments	Fixed-price	Fixed-price
	contracts	and other	contracts	contracts
	and other	assets:	and other	and other
Derivatives designated as hedging instruments	derivatives(1)	Sundry	derivatives(2)	derivatives
Sempra Energy Consolidated:
Interest rate instruments	$5	$-	$-	$-
SoCalGas:
Interest rate instruments	$5	$-	$-	$-

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)	$9	$30	$(24)	$(74)
Commodity contracts not subject to rate recovery	86	28	(72)	(39)
Associated offsetting commodity contracts	(38)	(12)	38	12
Commodity contracts subject to rate recovery	12	4	(47)	(23)
Associated offsetting commodity contracts	(39)	(22)	39	22
Total	$30	$28	$(66)	$(102)
SDG&E:
Interest rate instruments(3)	$-	$-	$(16)	$(51)
Commodity contracts subject to rate recovery	7	4	(35)	(23)
Associated offsetting commodity contracts	(35)	(22)	35	22
Total	$(28)	$(18)	$(16)	$(52)
SoCalGas:
Commodity contracts subject to rate recovery	$6	$-	$(5)	$-
Associated offsetting commodity contracts	(4)	-	4	-
Total	$2	$-	$(1)	$-

	December 31, 2009
				Deferred
				credits
	Current		Current	and other
	assets:		liabilities:	liabilities:
	Fixed-price	Investments	Fixed-price	Fixed-price
	contracts	and other	contracts	contracts
	and other	assets:	and other	and other
Derivatives designated as hedging instruments	derivatives(1)	Sundry	derivatives(2)	derivatives
Sempra Energy Consolidated:
Interest rate instruments	$12	$2	$-	$-
Commodity contracts not subject to rate recovery	1	-	-	-
Total	$13	$2	$-	$-
SoCalGas:
Interest rate instruments	$6	$2	$-	$-

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)	$9	$15	$(25)	$(33)
Commodity contracts not subject to rate recovery	74	30	(64)	(42)
Associated offsetting commodity contracts	(34)	(6)	34	6
Commodity contracts subject to rate recovery	20	7	(20)	(13)
Associated offsetting commodity contracts	(14)	(9)	14	9
Total	$55	$37	$(61)	$(73)
SDG&E:
Interest rate instruments(3)	$-	$-	$(17)	$(26)
Commodity contracts subject to rate recovery	18	7	(13)	(9)
Associated offsetting commodity contracts	(13)	(9)	13	9
Total	$5	$(2)	$(17)	$(26)
SoCalGas:
Commodity contracts subject to rate recovery	$2	$-	$(1)	$-
Associated offsetting commodity contracts	(1)	-	1	-
Total	$1	$-	$-	$-
(1)	Included in Current assets: Other for SoCalGas.
(2)	Included in Current liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivative recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2010	2009	2010	2009
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$5	$-	$7	$-
Interest rate instruments	Other Income, Net	(7)	(1)	(9)	(7)
Total(1)		$(2)	$(1)	$(2)	$(7)
SoCalGas:
Interest rate instrument	Interest Expense	$1	$-	$3	$-
Interest rate instrument	Other Income, Net	-	-	(2)	(2)
Total(1)		$1	$-	$1	$(2)
(1)

There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized			Gain (loss) reclassified from AOCI
	in OCI (effective portion)			into earnings (effective portion)
	Three months ended June 30,			Three months ended June 30,
	2010	2009	Location	2010	2009
Sempra Energy Consolidated:
Interest rate instruments(1)	$-	$24	Interest Expense	$(4)	$(1)
Interest rate instruments	-	-	Other Income, Net(2)	10	-
Commodity contracts not			Revenues: Sempra Global
subject to rate recovery	-	-	and Parent	-	(1)
Commodity contracts not			Cost of Natural Gas, Electric
subject to rate recovery	-	2	Fuel and Purchased Power	-	(3)
Commodity contracts not			Equity Earnings: RBS
subject to rate recovery	(1)	-	Sempra Commodities LLP	5	-
Total	$(1)	$26		$11	$(5)
SDG&E:
Interest rate instruments(1)	$-	$-	Interest Expense	$(2)	$-
SoCalGas:
Interest rate instruments	$-	$-	Interest Expense	$(2)	$(1)

	Pretax gain (loss) recognized			Gain (loss) reclassified from AOCI
	in OCI (effective portion)			into earnings (effective portion)
	Six months ended June 30,			Six months ended June 30,
	2010	2009	Location	2010	2009
Sempra Energy Consolidated:
Interest rate instruments(1)	$-	$21	Interest Expense	$(7)	$(4)
Interest rate instruments	-	-	Other Income, Net(2)	10	-
Commodity contracts not			Revenues: Sempra Global
subject to rate recovery	-	11	and Parent	-	16
Commodity contracts not			Cost of Natural Gas, Electric
subject to rate recovery	-	(2)	Fuel and Purchased Power	-	(8)
Commodity contracts not			Equity Earnings: RBS
subject to rate recovery	-	-	Sempra Commodities LLP	7	(9)
Total	$-	$30		$10	$(5)
SDG&E:
Interest rate instruments(1)	$-	$-	Interest Expense	$(4)	$(2)
SoCalGas:
Interest rate instruments	$-	$-	Interest Expense	$(3)	$(2)
(1)	Includes Otay Mesa VIE. All of SDG&E's interest rate derivatives relate to Otay Mesa VIE.
(2)

Gains reclassified into earnings due to changes in cash requirements and associated impacts on forecasted interest payments, primarily related to proceeds received from RBS Sempra Commodities. See Note 4.

Sempra Energy expects that losses of $3 million, which are net of income tax expense, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified to earnings depend on the commodity prices and interest rates in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows, excluding interest payments, is 30 months at June 30, 2010. The maximum term over which RBS Sempra Commodities hedges forecasted natural gas purchases and sales is 66 months.

SDG&E and SoCalGas expect that losses of $6 million and $3 million, respectively, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivative recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2010	2009	2010	2009
Sempra Energy Consolidated:
Interest rate instruments(1)	Other Income, Net	$(24)	$19	$(33)	$29
Commodity contracts not subject
to rate recovery	Revenues: Sempra Global and Parent	15	(9)	30	(25)
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power	(9)	11	(15)	19
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(9)	43	(61)	(6)
Commodity contracts subject
to rate recovery	Cost of Natural Gas	1	(2)	(1)	(3)
Commodity contracts subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power	-	-	(3)	-
Total		$(26)	$62	$(83)	$14
SDG&E:
Interest rate instruments(1)	Other Income, Net	$(25)	$20	$(34)	$30
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(9)	43	(61)	(6)
Total		$(34)	$63	$(95)	$24
SoCalGas:
Commodity contracts subject
to rate recovery	Cost of Natural Gas	$1	$(2)	$(1)	$(3)
(1)		Related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.

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

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at June 30, 2010 is $4 million. As of June 30, 2010, if the credit ratings of Sempra Energy and SDG&E were both reduced below investment grade, $4 million of additional assets could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position at June 30, 2010 is $1 million. As of June 30, 2010, if the credit rating of SDG&E were reduced below investment grade, $1 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E, PE and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contract. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at June 30, 2010 and December 31, 2009:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$31	$60	$34	$59
Total long-term debt(2)	7,886	8,780	8,050	8,618
Due to unconsolidated affiliate	2	2	2	2
Preferred stock of subsidiaries	179	164	179	156
SDG&E:
Total long-term debt(3)	$3,010	$3,214	$2,672	$2,828
Contingently redeemable preferred stock	79	79	79	76
PE and SoCalGas:
Total long-term debt(4)	$1,288	$1,393	$1,296	$1,382

PE:
Preferred stock	$80	$66	$80	$61
Preferred stock of subsidiary	20	19	20	19

SoCalGas:
Preferred stock	$22	$21	$22	$20
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)	Before reductions for unamortized discount of $17 million at June 30, 2010 and December 31, 2009.
(3)	Before reductions for unamortized discount of $4 million at June 30, 2010 and December 31, 2009.
(4)	Before reductions for unamortized discount of $2 million at June 30, 2010 and December 31, 2009.

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

Nuclear Decommissioning Trusts

We discuss SDG&E's investments in nuclear decommissioning trust funds in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2010:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$160	$22	$-	$182
Municipal bonds(2)	81	3	(2)	82
Other securities(3)	26	3	-	29
Total debt securities	267	28	(2)	293
Equity securities	217	157	(6)	368
Cash and cash equivalents	14	-	-	14
Total available-for-sale securities	$498	$185	$(8)	$675
As of December 31, 2009:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$141	$12	$(3)	$150
Municipal bonds	85	3	(3)	85
Other securities	12	1	-	13
Total debt securities	238	16	(6)	248
Equity securities	238	188	(5)	421
Cash and cash equivalents	9	-	-	9
Total available-for-sale securities	$485	$204	$(11)	$678
(1)	Maturity dates are 2011-2039.
(2)	Maturity dates are 2010-2057.
(3)	Maturity dates are 2010-2049.

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$110	$49	$150	$88
Gross realized gains	2	1	3	4
Gross realized losses	(5)	(7)	(7)	(24)

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on the Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.

The fair value of securities in an unrealized loss position as of June 30, 2010 was $80 million. The unrealized losses of $8 million were primarily caused by a negative market environment in early 2009. We do not consider these investments to be other than temporarily impaired as of June 30, 2010.

Derivative Positions Net of Cash Collateral

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of offset exists.

The following table provides the amount of fair value of cash collateral receivables that were not offset in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(Dollars in millions)	2010	2009
Sempra Energy Consolidated	$30	$36
SDG&E	24	30
SoCalGas	5	5

Fair Value Hierarchy

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Notes 1 and 2 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the six months ended June 30, 2010.

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

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

RECURRING FAIR VALUE MEASURES -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of June 30, 2010
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$368	$-	$-	$-	$368
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	148	34	-	-	182
Municipal bonds	-	82	-	-	82
Other securities	-	29	-	-	29
Total debt securities	148	145	-	-	293
Total nuclear decommissioning trusts(1)	516	145	-	-	661
Interest rate instruments	-	44	-	-	44
Commodity contracts subject to rate recovery	27	1	7	-	35
Commodity contracts not subject to rate recovery	5	63	-	(21)	47
Investments	13	-	-	-	13
Total	$561	$253	$7	$(21)	$800
Liabilities:
Interest rate instruments	$-	$98	$-	$-	$98
Commodity contracts subject to rate recovery	54	9	-	(54)	9
Commodity contracts not subject to rate recovery	-	62	-	-	62
Total	$54	$169	$-	$(54)	$169

	At fair value as of December 31, 2009
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$421	$-	$-	$-	$421
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	111	39	-	-	150
Municipal bonds	-	85	-	-	85
Other securities	-	13	-	-	13
Total debt securities	111	137	-	-	248
Total nuclear decommissioning trusts(1)	532	137	-	-	669
Interest rate instruments	-	38	-	-	38
Commodity contracts subject to rate recovery	32	3	10	-	45
Commodity contracts not subject to rate recovery	7	62	-	(40)	29
Investments	1	-	-	-	1
Total	$572	$240	$10	$(40)	$782
Liabilities:
Interest rate instruments	$-	$59	$-	$-	$59
Commodity contracts subject to rate recovery	9	9	-	(9)	9
Commodity contracts not subject to rate recovery	-	65	-	-	65
Total	$9	$133	$-	$(9)	$133
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SDG&E
(Dollars in millions)
	At fair value as of June 30, 2010
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$368	$-	$-	$-	$368
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	148	34	-	-	182
Municipal bonds	-	82	-	-	82
Other securities	-	29	-	-	29
Total debt securities	148	145	-	-	293
Total nuclear decommissioning trusts(1)	516	145	-	-	661
Commodity contracts subject to rate recovery	23	-	7	-	30
Commodity contracts not subject to rate recovery	1	-	-	-	1
Total	$540	$145	$7	$-	$692

Liabilities:
Interest rate instruments	$-	$67	$-	$-	$67
Commodity contracts subject to rate recovery	54	1	-	(54)	1
Total	$54	$68	$-	$(54)	$68

	At fair value as of December 31, 2009
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$421	$-	$-	$-	$421
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	111	39	-	-	150
Municipal bonds	-	85	-	-	85
Other securities	-	13	-	-	13
Total debt securities	111	137	-	-	248
Total nuclear decommissioning trusts(1)	532	137	-	-	669
Commodity contracts subject to rate recovery	29	2	10	-	41
Commodity contracts not subject to rate recovery	1	-	-	-	1
Total	$562	$139	$10	$-	$711

Liabilities:
Interest rate instruments	$-	$43	$-	$-	$43
Commodity contracts subject to rate recovery	9	-	-	(9)	-
Total	$9	$43	$-	$(9)	$43
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SOCALGAS
(Dollars in millions)
	At fair value as of June 30, 2010
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Interest rate instruments	$-	$5	$-	$-	$5
Commodity contracts subject to rate recovery	4	1	-	-	5
Commodity contracts not subject to rate recovery	2	-	-	-	2
Total	$6	$6	$-	$-	$12
Liabilities:
Commodity contracts subject to rate recovery	$-	$1	$-	$-	$1

	At fair value as of December 31, 2009
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Interest rate instruments	$-	$8	$-	$-	$8
Commodity contracts subject to rate recovery	3	1	-	-	4
Commodity contracts not subject to rate recovery	3	-	-	-	3
Total	$6	$9	$-	$-	$15

There were no transfers into or out of Level 1 or Level 2 during the periods presented.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of net trading and other derivatives classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

	Three months ended June 30,
(Dollars in millions)	2010	2009
Balance as of April 1	$9	$27
Realized and unrealized (losses) gains	(2)	1
Settlements	-	(3)
Balance as of June 30	$7	$25
Change in unrealized gains relating to
instruments still held at June 30	$-	$-

	Six months ended June 30,
(Dollars in millions)	2010	2009
Balance as of January 1	$10	$27
Realized and unrealized (losses) gains	(4)	1
Settlements	1	(3)
Balance as of June 30	$7	$25
Change in unrealized gains relating to
instruments still held at June 30	$-	$-

There were no transfers into or out of Level 3 during the periods presented.

Gains and losses (realized and unrealized) for Level 3 recurring items are primarily related to SDG&E's congestion revenue rights and were included in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009.

NOTE 9. SEMPRA UTILITIES' REGULATORY MATTERS

POWER PROCUREMENT AND RESOURCE PLANNING

Sunrise Powerlink Electric Transmission Line

In December 2008, the CPUC issued a final decision authorizing SDG&E to construct a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region (Sunrise Powerlink). This line is designed to provide 1,000 MW of increased import capability into the San Diego area. This CPUC decision approved SDG&E’s request to construct the Sunrise Powerlink along a route that would generally run south of the Anza-Borrego Desert State Park. The decision also approves the environmental impact review conducted jointly by the CPUC and the Bureau of Land Management (BLM) and establishes a total project cost cap of $1.9 billion, including approximately $190 million for environmental mitigation costs. In January 2009, the BLM issued its decision approving the project, route and environmental review.

The CPUC decision requires SDG&E to adhere to certain commitments it made during the application process, as follows:

▪not to contract, for any length of term, with conventional coal generators to deliver power via the Sunrise Powerlink;

▪if any currently approved renewable energy contract that is deliverable via the Sunrise Powerlink fails, to replace it with a viable contract with a renewable generator located in the Imperial Valley region; and

 ▪voluntarily raise SDG&E's Renewables Portfolio Standard Program goal (discussed below under "Renewable Energy") to 33 percent by 2020.

After the issuance by the CPUC of its final decision and denial of rehearing applications, in August 2009, the Utility Consumers Action Network (UCAN) and the Center for Biological Diversity/Sierra Club (CBD) jointly filed a petition with the California Supreme Court challenging the CPUC's decision with regard to implementation of the California Environmental Quality Act (CEQA). In March 2010, UCAN also filed a petition with the California Court of Appeal (Court of Appeal) challenging the decision on other legal grounds, and the Court of Appeal procedurally granted review of the petition. The UCAN/CBD appeal will be addressed by the California Supreme Court after the Court of Appeal rules on the first petition.

In addition, three appeals of the BLM decision were filed by individuals, a community organization, and the Viejas Indian tribe. The Viejas Indian tribe withdrew its appeal and the other two appeals were denied.

Opponents who filed the BLM appeals also filed a lawsuit in Federal District Court for Declaratory and Injunctive Relief regarding Sunrise Powerlink. The complaint alleges that the BLM failed to properly assess the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. The complaint requests a declaration that the BLM violated Federal law in approving Sunrise Powerlink and an injunction against any construction activities.

In July 2010, the United States Forest Service (USFS) issued a Record of Decision approving the segment of Sunrise Powerlink's route within its jurisdiction. The USFS decision is also subject to potential administrative appeals and judicial challenges.

Sunrise Powerlink costs will be recovered in SDG&E's Electric Transmission Formula Rate, where SDG&E must demonstrate to the Federal Energy Regulatory Commission (FERC) that such costs were prudently incurred.

The total amount invested by SDG&E in the Sunrise Powerlink project as of June 30, 2010 was $366 million, which is included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E. SDG&E expects the Sunrise Powerlink to be in commercial operation in the second half of 2012.

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

In 2008, the CPUC issued a decision defining flexible compliance mechanisms that can be used to defer compliance with or meet the RPS Program mandates in 2010 and beyond. The decision established that a finding by the CPUC of insufficient transmission is a permissible reason to defer compliance with the RPS Program mandates. This decision also confirmed that any renewable energy procured in excess of the established targets for prior years, currently and in the future, could be applied to any procurement shortfalls in the years 2010 and beyond.

SDG&E continues to procure renewable energy supplies to achieve the RPS Program goals and the Executive Order requirements. A substantial number of these supply contracts, however, are contingent upon many factors, including:

▪access to electric transmission infrastructure (including SDG&E's Sunrise Powerlink transmission line);

▪timely regulatory approval of contracted renewable energy projects;

▪the renewable energy project developers' ability to obtain project financing and permitting; and

 ▪successful development and implementation of the renewable energy technologies.

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

Solar Photovoltaic Program

In July 2008, SDG&E filed an application with the CPUC proposing to invest up to $250 million to install solar photovoltaic panels in the San Diego area. These panels could generate approximately 50 MW of direct current power (approximately equivalent to 35 MW of power to the electric grid). In March 2009, SDG&E, UCAN and other interested parties submitted a settlement agreement which, if approved by the CPUC, would, among other provisions, reduce SDG&E's investment in the program to the lesser of $125 million or 26 MW (direct current). The CPUC issued a proposed decision in July 2010, with a final decision expected in the third quarter of 2010.

East County Substation

In August 2009, SDG&E filed an application with the CPUC for authorization to construct the East County Substation Project, which will include construction of a new 500/230/138-kV substation, rebuilding of the existing Boulevard Substation and construction of a new 138-kV transmission line connecting the two substations. The project, estimated to cost approximately $270 million, would allow interconnections from new renewable-generation sources and enhance the reliability of electric service to a number of communities. A CPUC decision on this project is expected in 2011.

GENERAL RATE CASE (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the Sempra Utilities to recover their reasonable cost of operations and to provide the opportunity to realize an acceptable rate of return on their investments. The Sempra Utilities will file their Notices of Intent (NOI) for the 2012 General Rate Case (2012 GRC) in early August 2010 with the CPUC. These NOIs are preliminary applications that will request revenue requirement increases of $246 million for SDG&E and $282 million for SoCalGas over their respective 2011 authorized revenue. These increases equate to an increase in rates of 7% for SDG&E and 7.4% for SoCalGas over 2010 rates. After the CPUC staff conducts a review of the NOIs, both SDG&E and SoCalGas will file a final application in December 2010 to address any deficiencies identified by the CPUC staff. The CPUC is scheduled to issue a decision on each of the final applications in late 2011, with changes in rates to become effective on January 1, 2012.

A number of parties continue to ask the CPUC to delay the filing of SDG&E's and SoCalGas' next GRC applications for at least a year. To date, the CPUC has denied all such requests and has ordered SDG&E and SoCalGas to follow their original GRC schedules.

UTILITY INCENTIVE MECHANISMS

The CPUC applies performance-based measures and incentive mechanisms to all California utilities, under which the Sempra Utilities have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals.

We provide additional information regarding these incentive mechanisms in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, and updates below.

Natural Gas Procurement

In January 2010, the CPUC approved a Gas Cost Incentive Mechanism (GCIM) award of $12 million for SoCalGas' procurement activities during the 12-month period ending March 31, 2009. In June 2010, SoCalGas applied to the CPUC for approval of a GCIM award of $6 million for SoCalGas' procurement activities during the 12-month period ending March 31, 2010. SoCalGas expects a CPUC decision in 2011.

COST OF CAPITAL

A cost of capital proceeding determines the Sempra Utilities' authorized capital structure and the authorized rate of return that the Sempra Utilities may earn on their electric and natural gas distribution and electric generation assets.

In January 2010, the CPUC approved SDG&E's and the DRA's joint petition to delay SDG&E's next scheduled cost of capital proceeding for two years. With this approval, SDG&E's next cost of capital application is scheduled to be filed in April 2012 for a 2013 test year, consistent with the schedule for cost of capital applications for each of Southern California Edison (Edison) and Pacific Gas and Electric (PG&E).

ADVANCED METERING INFRASTRUCTURE

In April 2010, the CPUC issued a decision approving SoCalGas' application to upgrade approximately six million natural gas meters with an advanced metering infrastructure (AMI), subject to certain safeguards to better ensure its cost effectiveness for ratepayers. The approved cost of the project is $1.05 billion (including approximately $900 million in capital investment), with SoCalGas being subject to risk/reward sharing for costs above or below this amount. Installation of the meters is expected to begin in 2012 and continue through 2017.

In May 2010, The Utility Reform Network (TURN) and the Utility Workers Union of America (UWUA) Local 132, parties opposing SoCalGas' AMI application, filed an application for rehearing of the CPUC's decision.

SDG&E REQUEST FOR AUTHORITY TO INVEST IN WIND FARM

In July 2010, SDG&E filed a request with the CPUC seeking authority to make a tax equity investment in the holding company of a wind farm project in an amount not to exceed $600 million. SDG&E is seeking to treat the investment as a regulatory asset for which it would earn its authorized rate of return. A CPUC decision is expected in 2011.

If approved by the CPUC, and after the wind farm project has met all of the conditions precedent set forth in the definitive documents, SDG&E would invest in one or more project holding companies in an amount not to exceed 80% of the project costs (not to exceed an aggregate amount of $600 million) upon the initiation of commercial operation of the project. SDG&E expects the project to be in commercial operation in the second half of 2012.

2007 WILDFIRES COST RECOVERY FOR COMPANY FACILITIES

SDG&E filed an application with the CPUC in March 2009 seeking to recover the incremental cost incurred to replace and repair company facilities under CPUC jurisdiction damaged by the October 2007 wildfires. This application was filed in accordance with the CPUC rules governing incremental costs incurred as a result of a declared emergency or catastrophic event. The DRA filed a protest to SDG&E's request for recovery of the incremental costs, requesting that the CPUC stay the proceeding until completion of the fire investigations, which we describe in Note 10. SDG&E and the DRA have reached an agreement regarding the cost recovery request which, if approved by the CPUC, would result in SDG&E recovering $43 million. The settlement agreement was filed with the CPUC in June 2010.

SDG&E also incurred $30.1 million of incremental costs for the replacement and repair of company facilities under FERC jurisdiction, which are currently being recovered in SDG&E's electric transmission rates.

We discuss recovery of 2007 wildfire litigation costs in Note 10.

INSURANCE COST RECOVERY

SDG&E filed an application with the CPUC in August 2009 seeking authorization to recover higher liability insurance premiums, which SDG&E began incurring commencing July 1, 2009, and any losses realized due to higher deductibles associated with the new policies. Evidentiary hearings were held in April 2010 and a final CPUC decision is expected by the end of 2010. SDG&E made the filing under the CPUC’s rules allowing utilities to seek recovery of significant cost increases incurred between GRC filings resulting from unforeseen circumstances. SDG&E is requesting a $29 million revenue requirement for the 2009/2010 policy period for the incremental increase in its liability and wildfire insurance premium costs above what is currently authorized in rates and proposes a mechanism for recovery of future liability insurance costs incurred in the 2010/2011 policy period and the first six months of the 2011/2012 policy period. The CPUC's rules allow a utility to recover costs that meet certain criteria, subject to a $5 million deductible per event. SDG&E has asked that the increase in liability insurance costs for the 2009/2010, 2010/2011 and the first six months of the 2011/2012 policy periods be deemed a single event subject to one $5 million deductible. In the six months ended June 30, 2010, SDG&E's pretax earnings were adversely impacted by $18.5 million due to the incremental insurance premiums associated with its wildfire coverage.

EXCESS WILDFIRE CLAIMS COST RECOVERY

SDG&E and SoCalGas filed an application, along with other related filings, with the CPUC in August 2009 proposing a new mechanism for the future recovery of all wildfire-related expenses for claims, litigation expenses and insurance premiums that are in excess of amounts authorized by the CPUC for recovery in rates. In connection with these filings, SDG&E is seeking the recovery of costs incurred by SDG&E for the 2007 wildfire losses that are in excess of amounts recovered from its insurance coverage and other potentially responsible third parties, as well as similar costs for future wildfires, if and when incurred. The application for a new mechanism for recovery of costs incurred for future wildfires was made jointly with Edison and PG&E. In July 2010, the CPUC approved the utilities' requests for separate regulatory accounts to record the subject expenses while the joint utility application is pending before the CPUC. Several parties protested the original application and, in response, the utilities submitted an amended application in July 2010. A proceeding schedule has not yet been established.

We provide additional information about 2007 wildfire litigation costs and their recovery in Note 10.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We record loss reserves for legal proceedings when it is probable that a loss has been incurred and the amounts of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from reserved amounts, may exceed applicable insurance coverages and could materially adversely affect our business, cash flows, results of operations, and financial condition.

At June 30, 2010, Sempra Energy’s reserves for material legal proceedings, on a consolidated basis, were $527 million, of which $150 million is offset by an insurance receivable for wildfire litigation and $117 million is for previously resolved matters. At June 30, 2010, these reserves for SDG&E and SoCalGas were $242 million (also offset by the $150 million insurance receivable) and $13 million, respectively. We provide additional information about previously resolved matters in Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Numerous parties have sued SDG&E and Sempra Energy in San Diego County Superior Court seeking recovery of unspecified amounts of damages, including punitive damages, from the three fires. These include owners and insurers of properties that were destroyed or damaged in the fires and public entities seeking recovery of firefighting, emergency response, and environmental costs. They assert various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for property damages resulting from a wildfire ignited by power lines. In June 2009, the trial court ruled that these claims must be pursued in individual lawsuits (rather than as class actions on behalf of all persons who incurred wildfire damages), and the plaintiffs have appealed that ruling. SDG&E has filed cross-complaints against Cox Communications seeking indemnification for any liability that SDG&E may incur that relates to the Guejito fire, as well as cross-complaints against two SDG&E contractors seeking indemnification in connection with the Witch fire. The court has scheduled a Guejito fire trial for three individual plaintiffs and Cal Fire to begin in March 2011.

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

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 350 of these plaintiffs. Of the approximately 2,100 remaining plaintiffs, approximately 1,050 have thus far submitted settlement demands or damage information. Individual and business claims total approximately $570 million and government entity claims total approximately $170 million. SDG&E expects to receive additional settlement demands and damage estimates as settlement negotiations continue.

SDG&E has established reserves for its estimated cost of resolving the claims for economic damages of approximately 1,300 plaintiffs. It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information. SDG&E is unable to reasonably estimate the amount or timing of recoveries from other potentially responsible parties.

SDG&E has concluded that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its $1.1 billion of liability insurance coverage and any amounts recovered from other potentially responsible parties. Accordingly, although recovery from utility customers will require future regulatory actions as we discuss in Note 9, SDG&E has recorded a regulatory asset in an amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage. SDG&E will increase the amount of the regulatory asset as additional amounts are paid or reserves are recorded and reduce it by any amounts recovered from other potentially responsible parties. As of June 30, 2010, the amount of the regulatory asset was $191 million.

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

Sempra LNG

Sempra LNG has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul LNG terminal near Ensenada, Mexico. The adjacent property is not required by environmental or other regulatory permits for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility. In June 2010, a Mexican federal appeals court revoked a district court order, issued at the behest of the claimant, directing Mexican regulatory authorities to provisionally suspend authorizations for the operation of the LNG terminal. No terminal permits were affected as a result of these proceedings and the terminal has continued to operate normally. The Mexican district court is expected to conduct additional proceedings regarding the claimant’s assertions and whether the terminal’s permits should be modified or revoked.

The property claimant has also filed a lawsuit in U.S. district court in San Diego seeking compensatory and punitive damages and earnings from the Energía Costa Azul LNG terminal based on his allegations that he was wrongfully evicted from the adjacent property and that he has been harmed by other allegedly improper actions.

Energy Crisis Litigation

Sempra Energy, RBS Sempra Commodities and Sempra Generation have reached an agreement in principle for a comprehensive settlement to resolve substantially all of the energy crisis litigation described below for a total payment of $410 million. The matters to be resolved by the settlement would include the multiple actions brought by the California Department of Water Resources (DWR) and other parties with respect to the validity, pricing and operation of Sempra Generation’s contract with the DWR and the FERC refund and manipulation proceedings against RBS Sempra Commodities. Any settlement agreements would be subject to the approval of the FERC.

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

Other Litigation

Sempra Energy and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills, and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs. This lawsuit claims that various emissions resulted in cancer or fear of cancer. We have submitted the case to our insurers, who have reserved their rights with respect to coverage. In November 2006, the court granted the defendants' summary judgment motions based on lack of medical causation for the 12 initial plaintiffs scheduled to go to trial first. The court also granted summary judgment excluding punitive damages. The court has stayed the case as to the remaining plaintiffs pending the appeal of the rulings. A mediation occurred in June 2010, after which the plaintiffs’ counsel agreed to recommend a settlement of the lawsuits as to Sempra Energy and its subsidiaries for an amount that is not significant. Any such settlement will require approval by each of the plaintiffs. If approval is obtained, finalization of the settlement is expected to occur within six months.

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

Wildfire Reserves and Insurance Receivables

In 2009 and 2010, as liabilities for wildfire litigation have become reasonably estimable, SDG&E has recorded related reserves as a current liability. The impact of this liability is offset by a current receivable resulting from SDG&E’s $1.1 billion of liability insurance and, for reserves in excess of the insurance coverage, the recognition of a regulatory asset, as discussed above. There was no effect on SDG&E's or Sempra Energy's 2009 earnings and no significant effect on their 2010 earnings from the recording of the reserves. At June 30, 2010, wildfire litigation reserves were $241 million and the receivable from SDG&E's insurers was $150 million.

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

CONTRACTUAL COMMITMENTS

Sempra Energy Consolidated

In the first six months of 2010, significant increases in commitments at Sempra Energy were

▪the issuance of $250 million of 5.35-percent mortgage bonds maturing in 2040 at SDG&E;

▪$431 million for purchased-power contracts at SDG&E;

▪$223 million for the costs associated with nuclear fuel fabrication at SONGS;

▪$78 million at SDG&E for the engineering, material procurement and construction costs associated with the Sunrise Powerlink project;

▪$45 million for construction and infrastructure improvements for gas transmission and distribution operations at SoCalGas; and

▪$38 million at Sempra Pipelines & Storage for natural gas contracts.

The future payments for the contractual commitments listed above are expected to be $166 million for 2010, $114 million for 2011, $89 million for 2012, $83 million for 2013, $69 million for 2014 and $945 million thereafter. These amounts include expected interest payments on the mortgage bonds using the stated interest rate.

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

At December 31, 2009, Sempra LNG had LNG purchase agreements with Tangguh PSC Contractors and Ras Laffan Liquefied Natural Gas Company. We discuss these agreements further in Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

In April 2010, Sempra LNG entered into an LNG supply option agreement with Gazprom Global LNG Limited (GGLNG), a subsidiary of OAO Gazprom. The multi-year agreement, which commenced in June 2010, will allow GGLNG to deliver and sell up to two LNG cargoes per month to Sempra LNG at its Cameron receipt terminal. GGLNG pays Sempra LNG a fee for the right to deliver and sell the LNG cargoes using a predetermined pricing formula based on a market index.

Sempra LNG’s commitments under all LNG purchase agreements, reflecting the additional recent agreement with GGLNG, changes in forward prices since December 31, 2009, and actual transactions for the first six months of 2010, are expected to decrease by $854 million in 2010, increase by $212 million in 2011, $268 million in 2012 and $43 million in 2013, and decrease by $137 million in 2014 and $474 million thereafter compared to December 31, 2009.

The LNG commitment amounts above are based on Sempra LNG’s commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the six months ended June 30, 2010 have been significantly lower than the maximum amounts possible.

SDG&E

In the first six months of 2010, significant increases to contractual commitments at SDG&E were the issuance of $250 million of 5.35-percent mortgage bonds maturing in 2040, $431 million for purchased-power contracts, $223 million for the costs associated with nuclear fuel fabrication at SONGS and $78 million for the engineering, material procurement and construction costs associated with the Sunrise Powerlink project.

The future payments for these contractual commitments are expected to be $96 million for 2010, $101 million for 2011, $89 million for 2012, $83 million for 2013, $69 million for 2014 and $945 million thereafter. These amounts include expected interest payments on the mortgage bonds using the stated interest rate.

SoCalGas

In the first six months of 2010, significant increases to contractual commitments at SoCalGas were $45 million for construction and infrastructure improvements for gas transmission and distribution operations. The future payments for these contractual commitments are expected to be $32 million for 2010 and $13 million for 2011.

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $516 million since December 31, 2009. The decrease, primarily due to a reduction of $816 million based on lower natural gas forward prices and actual transactions for the first six months of 2010, is offset by new natural gas purchase and pipeline capacity contracts of $300 million. Net future payments are therefore expected to decrease by $617 million for 2010 and increase by $64 million for 2011, $12 million for 2012, $11 million for 2013, $10 million for 2014 and $4 million thereafter compared to December 31, 2009.

CAPITAL LEASES

SDG&E has two power purchase agreements with peaker plant facilities that went into commercial operation in June 2010 and are accounted for as capital leases. As of June 30, 2010, capital lease obligations for these leases, both with a 25-year term, were $183 million.

At June 30, 2010, the future minimum lease payments and present value of the net minimum lease payments under capital leases for both Sempra Energy Consolidated and SDG&E were as follows:

(Dollars in millions)
	2010	$12
	2011	24
	2012	24
	2013	24
	2014	24
	Thereafter	489
	Total minimum lease payments(1)	597
	Less: estimated executory costs	(98)
	Less: interest(2)	(316)
	Present value of net minimum lease payments(3)	$183
(1)

This amount will be recorded over the lives of the leases as Cost of Electric Fuel and Purchased Power on Sempra Energy's and SDG&E's Condensed Consolidated Statements of Operations. This expense will receive ratemaking treatment consistent with purchased-power costs.

(2)	Amount necessary to reduce net minimum lease payments to present value at the inception of the leases.
(3)	Includes $7 million in Current Portion of Long-term Debt and $176 million in Long-term Debt on Sempra Energy's and SDG&E's Condensed Consolidated Balance Sheets at June 30, 2010.

NOTE 11. SEGMENT INFORMATION

We have six separately managed reportable segments, as follows:

1.       SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

2.       SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.       Sempra Commodities holds our investment in RBS Sempra Commodities, a joint venture with RBS. The partnership was formed from our commodities-marketing businesses previously reported in this segment. The partnership's commodity trading businesses serve customers in natural gas and electricity, and prior to July 1, 2010, also in petroleum and petroleum products, and base metals. Sempra Commodities also includes the operating results of Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

In February 2010, Sempra Energy, RBS and the partnership entered into an agreement to sell certain businesses within the partnership, which was consummated on July 1, 2010. We discuss this transaction and other matters concerning the partnership in Note 4 above and in Notes 4 and 20 of the Notes to Consolidated Financial Statements in the Annual Report. We and RBS continue to engage in an active sales process for the remaining partnership businesses.

4.       Sempra Generation develops, owns and operates, or holds interests in, electric power plants and energy projects in Arizona, California, Nevada, Indiana, Hawaii and Mexico to serve wholesale electricity markets in the United States and Mexico.

5.       Sempra Pipelines & Storage develops, owns and operates, or holds interests in, natural gas and propane pipelines and natural gas storage facilities in the United States and Mexico, and companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. We are currently pursuing the sale of our interests in the Argentine utilities, which we discuss further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra Pipelines & Storage also operates a small natural gas distribution utility in Southwest Alabama.

6.       Sempra LNG develops, owns and operates receipt terminals for importing LNG in the U.S. and Mexico, and has supply and marketing agreements to purchase LNG and sell natural gas.

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

Amounts labeled as "all other" in the following tables consist primarily of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
Three months ended June 30,					Six months ended June 30,
2010			2009		2010		2009
REVENUES
SDG&E	$692	34%	$631	37%	$1,434	32%	$1,363	36%
SoCalGas	834	42	694	41	2,016	44	1,614	42
Sempra Commodities	26	1	13	1	49	1	26	1
Sempra Generation	242	12	245	15	537	12	542	14
Sempra Pipelines & Storage	75	4	98	6	185	4	230	6
Sempra LNG	166	8	25	1	371	8	57	2
Adjustments and eliminations	(2)	-	-	-	1	-	-	-
Intersegment revenues	(25)	(1)	(17)	(1)	(51)	(1)	(35)	(1)
Total	$2,008	100%	$1,689	100%	$4,542	100%	$3,797	100%
INTEREST EXPENSE
SDG&E	$31		$21		$62		$46
SoCalGas	16		18		33		35
Sempra Commodities	-		3		1		6
Sempra Generation	3		4		7		8
Sempra Pipelines & Storage	6		7		15		14
Sempra LNG	12		2		24		4
All other	79		61		166		120
Intercompany eliminations	(44)		(37)		(96)		(72)
Total	$103		$79		$212		$161
INTEREST INCOME
SoCalGas	$-		$1		$-		$2
Sempra Generation	3		3		5		6
Sempra Pipelines & Storage	4		4		8		8
All other	41		34		91		67
Intercompany eliminations	(44)		(37)		(96)		(72)
Total	$4		$5		$8		$11
DEPRECIATION AND AMORTIZATION
SDG&E	$95	44%	$81	43%	$187	44%	$158	42%
SoCalGas	77	36	75	39	152	36	147	40
Sempra Generation	16	7	15	8	31	7	29	8
Sempra Pipelines & Storage	10	5	9	5	21	5	19	5
Sempra LNG	13	6	7	4	25	6	13	3
All other	4	2	2	1	9	2	6	2
Total	$215	100%	$189	100%	$425	100%	$372	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$44		$28		$75		$88
SoCalGas	34		37		90		73
Sempra Commodities	(12)		37		(20)		74
Sempra Generation	3		34		(37)		46
Sempra Pipelines & Storage	7		(29)		13		(17)
Sempra LNG	4		(10)		16		(22)
All other	(21)		(7)		(20)		(43)
Total	$59		$90		$117		$199

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Commodities	$(16)		$126		$(9)		$279
Sempra Generation	(1)		(6)		(1)		(6)
Sempra Pipelines & Storage	12		11		22		21
All other	(3)		(3)		(5)		(6)
Total	$(8)		$128		$7		$288
Earnings recorded net of tax:
Sempra Pipelines & Storage	$27		$23		$46		$39
EARNINGS (LOSSES)
SDG&E(1)	$75	34%	$70	35%	$158	48%	$169	33%
SoCalGas(1)	69	31	65	33	134	41	124	24
Sempra Commodities	-	-	85	43	(5)	(2)	199	39
Sempra Generation	48	22	33	17	(5)	(2)	76	15
Sempra Pipelines & Storage	39	17	(27)	(14)	77	24	10	2
Sempra LNG	13	6	(12)	(6)	45	14	(19)	(4)
All other	(22)	(10)	(16)	(8)	(76)	(23)	(45)	(9)
Total	$222	100%	$198	100%	$328	100%	$514	100%

					Six months ended June 30,
					2010		2009
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E					$522	62%	$443	47%
SoCalGas					216	26	227	24
Sempra Generation					5	1	8	1
Sempra Pipelines & Storage					90	11	116	13
Sempra LNG					4	-	142	15
All other					2	-	2	-
Total					$839	100%	$938	100%

					June 30, 2010		December 31, 2009
ASSETS
SDG&E					$10,727	37%	$10,229	36%
SoCalGas					7,362	25	7,287	25
Sempra Commodities					2,141	7	2,255	8
Sempra Generation					2,281	8	2,048	7
Sempra Pipelines & Storage					4,948	17	4,485	16
Sempra LNG					2,292	8	2,277	8
All other					618	2	596	2
Intersegment receivables					(1,283)	(4)	(665)	(2)
Total					$29,086	100%	$28,512	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Commodities					$1,956		$2,172
Sempra Generation					428		434
Sempra Pipelines & Storage					1,721		1,429
All other					19		21
Total					$4,124		$4,056
(1) After preferred dividends.

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

This report includes information for the following separate registrants:

▪Sempra Energy and its consolidated entities

▪SDG&E

▪Pacific Enterprises (PE), the holding company for SoCalGas

▪SoCalGas

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

SEMPRA ENERGY BUSINESS UNITS

The Sempra Utilities consist of SDG&E and SoCalGas.

SEMPRA UTILITIES
	Market	service territory
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪Provides electricity to 3.5 million consumers (1.4 million meters) ▪Provides natural gas to 3.2 million consumers (845,000 meters)	Serves the county of San Diego, CA and an adjacent portion of southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪Residential, commercial, industrial, utility electric generation and wholesale customers ▪Covers a population of 20.7 million (5.8 million meters)	Southern California and portions of Central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global's principal business units, which provide energy-related products and services, are

▪Sempra Commodities

▪Sempra Generation

▪Sempra Pipelines & Storage

▪Sempra LNG

SEMPRA GLOBAL
	Market	Geographic Region
SEMPRA COMMODITIES Holds an interest in RBS Sempra Commodities LLP, a commodities-marketing business joint venture with The Royal Bank of Scotland (RBS)	▪Natural gas; natural gas liquids ▪Power Prior to July 1, 2010: ▪Petroleum and petroleum products ▪Coal ▪Emissions ▪Ethanol ▪Base metals	▪Global
SEMPRA GENERATION Develops, owns and operates, or holds interests in, electric power plants and energy projects	▪Wholesale electricity	▪U.S.A. ▪Mexico
SEMPRA PIPELINES & STORAGE Develops, owns and operates, or holds interests in, natural gas and propane pipelines and natural gas storage facilities, and natural gas and electric service providers	▪Natural gas ▪Electricity	▪U.S.A. ▪Mexico ▪Argentina ▪Chile ▪Peru
SEMPRA LNG Develops, owns and operates receipt terminals for importation of liquefied natural gas (LNG) and sale of natural gas	▪Liquefied natural gas ▪Natural gas	▪U.S.A. ▪Mexico

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪Overall results of our operations and factors affecting those results

▪Our business unit results

▪Significant changes in revenues, costs and earnings between periods

In the three months ended June 30, 2010, our earnings increased by $24 million (12%) to $222 million primarily due to improved results at Sempra Pipelines & Storage, Sempra LNG and Sempra Generation. Diluted earnings per share for the three-month period increased by $0.09 (11%) per share to $0.89 per share, primarily from the higher earnings.

In the six months ended June 30, 2010, our earnings decreased by $186 million (36%) to $328 million primarily due to losses at Sempra Commodities and Sempra Generation in 2010 compared to earnings in 2009. In the first quarter of 2010, Sempra Generation and Sempra Commodities recorded after-tax litigation expense of $84 million and $12 million, respectively, related to the agreement in principle to settle certain energy crisis litigation, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein. Diluted earnings per share for the six months decreased by $0.78 (37%) per share to $1.31 per share, primarily from the lower earnings in 2010.

Earnings in both the three-month and six-month periods of 2009 were negatively impacted by an after-tax asset write-off of $64 million related to assets at Sempra Pipelines & Storage’s Liberty Gas Storage (Liberty) project.

The following table shows our earnings by business unit, which we discuss below in "Business Unit Results."

SEMPRA ENERGY EARNINGS (LOSSES) BY BUSINESS UNIT
(Dollars in millions)
	Three months ended June 30,
	2010		2009
Sempra Utilities:
SDG&E(1)	$75	34%	$70	35%
SoCalGas(1)	69	31	65	33
Sempra Global:
Sempra Commodities	-	-	85	43
Sempra Generation	48	22	33	17
Sempra Pipelines & Storage	39	17	(27)	(14)
Sempra LNG	13	6	(12)	(6)
Parent and other(2)	(22)	(10)	(16)	(8)
Earnings	$222	100%	$198	100%
	Six months ended June 30,
	2010		2009
Sempra Utilities:
SDG&E(1)	$158	48%	$169	33%
SoCalGas(1)	134	41	124	24
Sempra Global:
Sempra Commodities	(5)	(2)	199	39
Sempra Generation	(5)	(2)	76	15
Sempra Pipelines & Storage	77	24	10	2
Sempra LNG	45	14	(19)	(4)
Parent and other(2)	(76)	(23)	(45)	(9)
Earnings	$328	100%	$514	100%
(1)		After preferred dividends.
(2)

Includes after-tax interest expense ($37 million and $33 million for the three months ended June 30, 2010 and 2009, respectively, and $75 million and $67 million for the six months ended June 30, 2010 and 2009, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

BUSINESS UNIT RESULTS

The following section is a discussion of earnings by business unit, as it appears in the table above.

EARNINGS BY BUSINESS UNIT – SEMPRA UTILITIES
(Dollars in millions)

SDG&E

SDG&E business unit earnings were

▪$75 million in the three months ended June 30, 2010 ($76 million before preferred dividends)

▪$70 million in the three months ended June 30, 2009 ($71 million before preferred dividends)

▪$158 million for the first six months of 2010 ($160 million before preferred dividends)

▪$169 million for the first six months of 2009 ($171 million before preferred dividends)

The increase of $5 million (7%) in the three months ended June 30, 2010 was due to:

▪$9 million from the resolution of regulatory matters in 2009 that adversely impacted earnings;

▪$5 million favorable impact from a decrease in litigation reserves in 2010;

▪$4 million higher California Public Utilities Commission (CPUC) authorized margin in excess of higher operation and maintenance expenses; and

▪$2 million higher electric transmission margin; offset by

▪$10 million due to the favorable resolution of prior years’ income tax issues in 2009; and

▪$6 million higher liability insurance premiums for wildfire coverage.

The decrease of $11 million (7%) in the first six months of 2010 was due to:

▪$11 million higher liability insurance premiums for wildfire coverage;

▪$10 million due to the favorable resolution of prior years’ income tax issues in 2009;

▪$5 million due to the favorable resolution of litigation in 2009; and

▪$3 million due to the write-down of deferred tax assets as a result of the change in U.S. tax law regarding the Medicare Part D subsidy, which we discuss in "Changes in Revenues, Costs and Earnings – Income Taxes" below and in Note 5 of the Notes to Condensed Consolidated Financial Statements herein; offset by

▪$9 million from the resolution of regulatory matters in 2009 that adversely impacted earnings; and

▪$5 million higher electric transmission margin.

SoCalGas

SoCalGas business unit earnings were

▪$69 million in the three months ended June 30, 2010 ($70 million before preferred dividends)

▪$65 million in the three months ended June 30, 2009 ($66 million before preferred dividends)

▪$134 million for the first six months of 2010 ($135 million before preferred dividends)

▪$124 million for the first six months of 2009 ($125 million before preferred dividends)

The increase of $4 million (6%) in the three months ended June 30, 2010 was primarily due to a lower effective tax rate in 2010, which we discuss in “Changes in Revenues, Costs and Earnings – Income Taxes” below.

The increase of $10 million (8%) in the first six months of 2010 was due to:

▪$8 million higher CPUC authorized margin in excess of higher operation and maintenance expenses;

▪$4 million net favorable earnings impact primarily due to the effect of self-developed software costs on the effective income tax rate;

▪$3 million higher regulatory awards; and

▪$3 million lower net bad debt expense; offset by

▪$13 million due to the write-down of deferred tax assets associated with the Medicare Part D subsidy, which we discuss below.

EARNINGS (LOSSES) BY BUSINESS UNIT – SEMPRA GLOBAL
(Dollars in millions)

Sempra Commodities

Sempra Commodities recorded business unit earnings (losses) of:

▪$0 million in the three months ended June 30, 2010

▪$85 million in the three months ended June 30, 2009

▪$(5) million for the first six months of 2010

▪$199 million for the first six months of 2009

The change in earnings for both the three months and six months ended June 30, 2010 was due to approximately break-even performance in 2010 from the RBS Sempra Commodities LLP joint venture compared to positive earnings in 2009, primarily due to lower results from crude oil, oil products and natural gas, and higher employee retention costs.

Sempra Generation

Sempra Generation recorded business unit earnings (losses) of:

▪$48 million in the three months ended June 30, 2010

▪$33 million in the three months ended June 30, 2009

▪$(5) million for the first six months of 2010

▪$76 million for the first six months of 2009

The increase of $15 million (45%) in the three months ended June 30, 2010 was due to:

▪$22 million higher renewable energy tax credits due to additional investments in the Copper Mountain Solar project and adjustments to the expected completion date of the project; and

▪$1 million income tax benefit related to Mexican currency translation and inflation adjustments in 2010 compared to $4 million income tax expense in 2009; offset by

▪$7 million lower earnings from operations, primarily from increased scheduled plant maintenance and associated down time in 2010, and expenses and associated down time from earthquake damage to our Mexicali power plant; and

▪$3 million mark-to market losses on forward contracts with RBS Sempra Commodities and other counterparties in 2010 compared to $3 million mark-to-market gains in 2009.

The change in the six months ended June 30, 2010 was primarily due to:

▪$85 million in litigation expense related to an agreement in principle to settle energy crisis litigation associated with the DWR contract, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein; and

▪$19 million lower earnings from operations, primarily from increased scheduled plant maintenance and associated down time in 2010, and expenses and associated down time from earthquake damage to our Mexicali power plant in the second quarter of 2010; offset by

▪$25 million renewable energy tax credits in 2010.

Sempra Pipelines & Storage

Sempra Pipelines & Storage recorded business unit earnings (losses) of:

▪$39 million in the three months ended June 30, 2010

▪$(27) million in the three months ended June 30, 2009

▪$77 million for the first six months of 2010

▪$10 million for the first six months of 2009

The improvement in earnings in both the three months and six months ended June 30, 2010 was primarily due to:

▪$64 million lower earnings in 2009 from a write-off of assets at Liberty; and

▪$5 million related to the El Paso pipelines acquisition in April 2010.

Sempra LNG

Sempra LNG recorded earnings (losses) of:

▪$13 million in the three months ended June 30, 2010

▪$(12) million in the three months ended June 30, 2009

▪$45 million for the first six months of 2010

▪$(19) million for the first six months of 2009

The improvement in earnings of $25 million in the three months ended June 30, 2010 was primarily due to higher earnings from operations.

The improvement in earnings of $64 million in the first six months of 2010 was primarily from higher earnings from operations, of which $11 million relates to revenues that are not expected to recur over the long-term related to contractual counterparty obligations for non-delivery of cargoes. Results for 2010 also include $9 million mark-to-market gains.

Parent and Other

Losses for Parent and Other were

▪$22 million in the three months ended June 30, 2010

▪$16 million in the three months ended June 30, 2009

▪$76 million for the first six months of 2010

▪$45 million for the first six months of 2009

The increase in losses of $6 million (38%) in the three months ended June 30, 2010 was primarily due to $15 million of investment gains in 2009 on dedicated assets in support of our executive retirement and deferred compensation plans due to improved market conditions. This amount is net of the change in deferred compensation liability associated with the investments.

The increase in losses of $31 million (69%) in the first six months of 2010 was primarily due to:

▪$32 million higher income tax expense; and

▪$12 million higher net interest expense; offset by

▪$9 million lower general and administrative expenses.

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

The regulatory framework also permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered in the next year through rates.

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

SEMPRA ENERGY CONSOLIDATED
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2010:
Residential	155	$1,522	1	$2	156	$1,524
Commercial and industrial	62	484	134	118	196	602
Electric generation plants	-	-	83	19	83	19
Wholesale	-	-	12	3	12	3
	217	$2,006	230	$142	447	2,148
Other revenues						48
Balancing accounts(1)						80
Total						$2,276
2009:
Residential	149	$1,280	1	$2	150	$1,282
Commercial and industrial	62	413	130	104	192	517
Electric generation plants	-	-	110	28	110	28
Wholesale	-	-	10	3	10	3
	211	$1,693	251	$137	462	1,830
Other revenues						48
Balancing accounts(1)						(5)
Total						$1,873
(1) We discuss balancing accounts and their effects in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

During the three months ended June 30, 2010, our natural gas revenues increased by $144 million (18%) to $926 million, and the cost of natural gas increased by $110 million (44%) to $359 million. During the six months ended June 30, 2010, our natural gas revenues increased by $403 million (22%) to $2.3 billion, and the cost of natural gas increased by $328 million (42%) to $1.1 billion. The primary factor contributing to the increased natural gas revenues and cost of natural gas in both the second quarter and year-to-date periods was higher natural gas prices in 2010. We discuss the increase in the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2010:
Residential	19	$207	-	$-	19	$207
Commercial and industrial	8	60	4	6	12	66
Electric generation plants	-	-	14	3	14	3
	27	$267	18	$9	45	276
Other revenues						18
Balancing accounts						(12)
Total(1)						$282
2009:
Residential	19	$188	-	$-	19	$188
Commercial and industrial	8	59	3	5	11	64
Electric generation plants	-	-	30	9	30	9
	27	$247	33	$14	60	261
Other revenues						16
Balancing accounts						(2)
Total(1)						$275
(1) Includes sales to affiliates of $1 million in each of 2010 and 2009.

During the three months ended June 30, 2010, SDG&E's natural gas revenues increased by $7 million (7%) to $103 million, and the cost of natural gas increased by $7 million (19%) to $44 million. During the six months ended June 30, 2010, SDG&E's natural gas revenues increased by $7 million (3%) to $282 million, and the cost of natural gas increased by $9 million (7%) to $133 million. The average cost of natural gas for the three months ended June 30, 2010 was $4.29 per thousand cubic feet (Mcf) compared to $3.57 per Mcf for the corresponding period in 2009, a 20-percent increase of $0.72 per Mcf, resulting in higher revenues and cost of $7 million. For the first six months of 2010, SDG&E’s average cost of natural gas was $5.03 per Mcf compared to $4.59 per Mcf for the corresponding period in 2009, a 10-percent increase of $0.44 per Mcf, resulting in higher revenues and cost of $12 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2010:
Residential	136	$1,315	1	$2	137	$1,317
Commercial and industrial	54	424	130	113	184	537
Electric generation plants	-	-	69	16	69	16
Wholesale	-	-	76	8	76	8
	190	$1,739	276	$139	466	1,878
Other revenues						46
Balancing accounts						92
Total(1)						$2,016
2009:
Residential	130	$1,092	1	$2	131	$1,094
Commercial and industrial	54	354	127	100	181	454
Electric generation plants	-	-	80	19	80	19
Wholesale	-	-	68	7	68	7
	184	$1,446	276	$128	460	1,574
Other revenues						43
Balancing accounts						(3)
Total(1)						$1,614
(1) Includes sales to affiliates of $21 million in 2010 and $15 million in 2009.

During the three months ended June 30, 2010, SoCalGas' revenues increased by $140 million (20%) to $834 million, and the cost of natural gas increased by $104 million (49%) to $318 million. The increase in revenues was primarily due to:

▪the increase in cost of natural gas, which was caused primarily by higher natural gas prices, as we discuss below;

▪$22 million higher recovery of CPUC-authorized costs, which revenues are fully offset in operation and maintenance expenses; and

▪$13 million higher authorized base margin in accordance with the CPUC's 2008 General Rate Case (GRC) decision.

During the six months ended June 30, 2010, SoCalGas’ revenues increased by $402 million (25%) to $2.0 billion, and the cost of natural gas increased by $323 million (48%) to $992 million. The increase in revenues was primarily due to:

▪the increase in cost of natural gas, which was caused primarily by higher natural gas prices, as we discuss below;

▪$35 million higher recovery of CPUC-authorized costs, which revenues are fully offset in operation and maintenance expenses; and

▪$26 million higher authorized base margin in accordance with the CPUC's 2008 GRC decision.

SoCalGas' average cost of natural gas for the three months ended June 30, 2010 was $4.32 per Mcf compared to $3.10 per Mcf for the corresponding period in 2009, a 39-percent increase of $1.22 per Mcf, resulting in higher revenues and cost of $90 million. For the first six months of 2010, SoCalGas' average cost of natural gas was $5.23 per Mcf compared to $3.63 per Mcf for the corresponding period in 2009, a 44-percent increase of $1.60 per Mcf, resulting in higher revenues and cost of $303 million.

Sempra Energy and SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for Sempra Energy and SDG&E. Sempra Energy amounts are shown after eliminating intercompany transactions. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

During the three months ended June 30, 2010, electric revenues increased by $52 million (10%) to $586 million at Sempra Energy and by $54 million (10%) to $589 million at SDG&E. The increase in revenues was primarily due to:

▪$22 million increase in the cost of electric fuel and purchased power;

▪$13 million higher authorized transmission and electric generation margins;

▪$7 million higher authorized base margin on electric distribution; and

▪$6 million higher recoverable expenses that are fully offset in operation and maintenance expenses.

During the six months ended June 30, 2010, electric revenues increased by $63 million (6%) at Sempra Energy to $1.1 billion, and by $64 million (6%) at SDG&E to $1.2 billion. The increase in revenues was primarily due to:

▪$23 million higher authorized transmission and electric generation margins;

▪$19 million increase in the cost of electric fuel and purchased power;

▪$16 million higher recoverable expenses that are fully offset in operation and maintenance expenses; and

▪$13 million higher authorized base margin on electric distribution.

The cost of electric fuel and purchased power at both Sempra Energy and SDG&E did not change for the three months ended June 30, 2010 compared to the same period in 2009, but included the following offsetting variances:

▪$22 million increase in the cost of electric fuel and purchased power resulting from an increase in power procurement costs, both from higher prices and volumes, and balanced in revenues above; offset by

▪$21 million decrease in the amount of power purchased from third-party generators as a result of the start up of new power generation at Otay Mesa VIE, which commenced commercial operations in the fourth quarter of 2009. The lower cost of electric fuel and purchased power is partially offset by operating costs and depreciation for Otay Mesa VIE.

At both Sempra Energy and SDG&E, the cost of electric fuel and purchased power decreased by $23 million (8%) to $277 million for the six months ended June 30, 2010 primarily due to:

▪$40 million decrease in the amount of power purchased from third-party generators as a result of the start up of new power generation at Otay Mesa VIE; offset by

▪$19 million increase in the cost of electric fuel and purchased power resulting from an increase in power procurement costs, both from higher prices and volumes, and balanced in revenues above.

ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	2010		2009
Customer class	Volumes	Revenue	Volumes	Revenue
Sempra Energy Consolidated:
Residential	3,539	$507	3,605	$496
Commercial	3,201	418	3,370	434
Industrial	1,028	111	1,104	118
Direct access	1,484	54	1,490	51
Street and highway lighting	50	6	53	6
	9,302	1,096	9,622	1,105
Other revenues		52		68
Balancing accounts		-		(88)
Total		$1,148		$1,085
SDG&E:
Residential	3,539	$507	3,605	$496
Commercial	3,201	418	3,370	434
Industrial	1,039	113	1,109	119
Direct access	1,484	54	1,490	51
Street and highway lighting	50	6	53	6
	9,313	1,098	9,627	1,106
Other revenues		54		70
Balancing accounts		-		(88)
Total(1)		$1,152		$1,088
(1) Includes sales to affiliates of $4 million in 2010 and $3 million in 2009.

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

Sempra Global and Parent Revenues and Cost of Sales

In the three months ended June 30, 2010, our Sempra Global and Parent revenues increased by $123 million (33%) to $496 million. During the six months ended June 30, 2010, our Sempra Global and Parent revenues increased by $279 million (33%) to $1.1 billion. The increases in both the three months and six months ended June 30, 2010 were due to higher revenues at Sempra LNG, primarily due to increased marketing operations and the start up of operations at its Cameron LNG receipt terminal, partially offset by lower revenues at Sempra Pipelines & Storage due to the completion of the Comisión Federal de Electricidad (CFE) contract in 2009. At the completion of the contract, Sempra LNG began supplying the CFE under a separate contract ending December 2022.

In the three months ended June 30, 2010, our cost of natural gas, electric fuel and purchased power increased by $70 million (37%) to $257 million. During the six months ended June 30, 2010, our cost of natural gas, electric fuel and purchased power increased by $140 million (31%) to $595 million. The increases in both periods were primarily associated with the higher revenues at Sempra LNG, offset partially by lower costs at Sempra Pipelines & Storage resulting primarily from the completion of the CFE contract.

Litigation Expense

Sempra Energy Consolidated

We recorded $167 million in litigation expense in the six months ended June 30, 2010 compared to a favorable litigation adjustment of $3 million in the corresponding period of 2009. The litigation expense in 2010 included $161 million related to the agreement in principle to settle certain energy crisis litigation.

Other Operation and Maintenance

Sempra Energy Consolidated

For the three months ended June 30, 2010, our other operation and maintenance expenses increased by $34 million (6%) to $616 million. For the six months ended June 30, 2010, our other operation and maintenance expenses increased by $87 million (8%) to $1.2 billion. The increases were primarily due to higher operation and maintenance expenses at SDG&E and SoCalGas.

We discuss the changes in operation and maintenance expenses at SDG&E and SoCalGas below.

Operation and Maintenance

SDG&E

For the three months ended June 30, 2010, SDG&E's operation and maintenance expenses increased by $5 million (2%) to $237 million. The increase was primarily due to:

▪$13 million higher expenses recoverable in revenues as incurred; offset by

▪$7 million decrease in litigation reserves in 2010.

For the six months ended June 30, 2010, SDG&E's operation and maintenance expenses increased by $56 million (14%) to $469 million. The increase was due to:

▪$27 million higher expenses recoverable in revenues as incurred;

▪$20 million higher other operational and maintenance costs, including $15 million of higher liability insurance premiums for wildfire coverage and $6 million at Otay Mesa VIE due to commencement of plant operation in October 2009; and

▪$8 million favorable resolution of litigation in 2009.

SoCalGas

For the three months ended June 30, 2010, SoCalGas' operation and maintenance expenses increased by $28 million (11%) to $293 million. The increase was due primarily to $22 million higher expenses recoverable in revenues as incurred.

For the six months ended June 30, 2010, SoCalGas’ operation and maintenance expenses increased by $39 million (8%) to $555 million due primarily to $35 million higher expenses recoverable in revenues as incurred.

Write-off of Long-lived Assets

In the second quarter of 2009, we recorded a $132 million write-off related to certain assets at one of Sempra Pipelines & Storage’s Liberty Gas Storage natural gas storage projects. Sempra Energy's after-tax share of this write-off was $64 million. We discuss the write-off of the assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Equity Earnings (Losses) Before Income Taxes

Sempra Energy Consolidated

For the three months ended June 30, 2010, equity losses from our investment in RBS Sempra Commodities were $16 million compared to equity earnings of $126 million in the corresponding period of 2009.

For the six months ended June 30, 2010, equity losses from our investment in RBS Sempra Commodities were $9 million compared to equity earnings of $279 million in the corresponding period of 2009.

We provide additional information about the determination and allocation of this investment's earnings in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Income (Expense), Net

Sempra Energy Consolidated

In the three months ended June 30, 2010, other income, net, decreased by $62 million (89%) to $8 million primarily due to:

▪$25 million in losses on interest rate swaps in 2010 at Otay Mesa VIE compared to $20 million in gains in 2009; and

▪a $35 million decrease in gains from investment activity related to our executive retirement and deferred compensation plans in 2010; offset by

▪a $10 million gain recognized on an interest rate instrument at Parent and Other.

For the six months ended June 30, 2010, other income, net, decreased by $57 million (78%) to $16 million primarily due to:

▪$34 million in losses on interest rate swaps in 2010 at Otay Mesa VIE compared to $30 million in gains in 2009; and

▪a $15 million decrease in gains from investment activity related to our executive retirement and deferred compensation plans in 2010; offset by

▪a $10 million gain recognized on an interest rate instrument at Parent and Other.

SDG&E

The changes in SDG&E’s other income (expense), net, in the three months and six months ended June 30, 2010, was primarily due to the losses from interest rate swaps at Otay Mesa VIE in 2010 compared to gains in 2009, as we discuss above.

Interest Expense

Sempra Energy Consolidated

For the three months ended June 30, 2010, our interest expense increased by $24 million (30%) to $103 million. The increase included:

▪$21 million higher interest expense, primarily from long-term debt issued in 2009 and 2010 at Parent and Other and SDG&E; and

▪$10 million lower capitalized interest, including $12 million at Sempra LNG due to completion of construction projects; offset by

▪$10 million lower interest expense from maturities of debt at Parent and Other.

During the six months ended June 30, 2010, our interest expense increased by $51 million (32%) to $212 million. The increase was primarily due to:

▪$51 million higher interest expense, primarily from long-term debt issued in 2009 and 2010 at Parent and Other and SDG&E; and

▪$23 million lower capitalized interest, primarily at Sempra LNG due to completion of construction projects; offset by

▪$17 million lower interest expense from maturities of debt at Parent and Other; and

▪$12 million lower short-term debt interest expense, primarily from lower average commercial paper borrowings, lower interest rates at Parent and Other and reduced interest expense related to energy crisis litigation reserves.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E, PE and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,
	2010		2009
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$59	25%	$90	35%
SDG&E	44	44	28	24
PE	33	32	40	39
SoCalGas	34	33	37	36
	Six months ended June 30,
	2010		2009
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$117	31%	$199	30%
SDG&E	75	36	88	31
PE	90	40	76	38
SoCalGas	90	40	73	37

Sempra Energy Consolidated

The decrease in income tax expense in the three months ended June 30, 2010 was due to both lower pretax income and a lower effective income tax rate. The lower effective income tax rate was primarily due to:

▪$5 million tax benefit in 2010 compared to $20 million tax expense in 2009 due to Mexican currency translation and inflation adjustments;

▪higher planned investment tax credits;

▪higher self-developed software costs, which are deductible for income tax purposes but capitalized for book purposes; and

▪higher exclusions from taxable income of the equity portion of allowance for funds used during construction (AFUDC); offset by

▪lower pretax income in countries with lower statutory rates;

▪lower favorable impact from the resolution of prior years' income tax issues; and

▪higher difference between book depreciation and normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

In the six months ended June 30, 2010, Sempra Energy's income tax expense decreased primarily due to lower pretax income, offset slightly by a higher effective income tax rate. The higher effective income tax rate was primarily due to:

▪lower pretax income in countries with lower statutory rates;

▪a $16 million write-down of the deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy; and

▪higher difference between book depreciation and normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪higher planned investment tax credits;

▪higher deductions for self-developed software costs;

▪$4 million lower income tax expense due to Mexican currency translation and inflation adjustments;

▪higher favorable impact from the resolution of prior years' income tax issues; and

▪higher exclusions from taxable income of the equity portion of AFUDC.

SDG&E

The increase in SDG&E's income tax expense in the three months ended June 30, 2010 was primarily due to a higher effective income tax rate, offset by lower pretax income. The higher effective income tax rate was primarily due to:

▪the impact of Otay Mesa VIE;

▪lower favorable impact from the resolution of prior years' income tax issues; and

▪higher difference between book depreciation and normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪higher deductions for self-developed software costs.

In the six months ended June 30, 2010, SDG&E's income tax expense decreased primarily from lower pretax income, partially offset by a higher effective income tax rate resulting primarily from:

▪the impact of Otay Mesa VIE;

▪a $3 million write-down of the deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law, as we discuss above; and

▪higher difference between book depreciation and normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪higher favorable impact from the resolution of prior years' income tax issues;

▪higher deductions for self-developed software costs; and

▪higher exclusions from taxable income of the equity portion of AFUDC.

SDG&E's results include Otay Mesa VIE, which is consolidated, and therefore, SDG&E's effective income tax rate is impacted by the VIE’s stand-alone effective income tax rate.

PE and SoCalGas

The decrease in PE's and SoCalGas' income tax expense in the three months ended June 30, 2010 was primarily due to lower effective income tax rates. The lower effective income tax rates were primarily due to:

▪higher deductions for self-developed software costs;

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪lower unfavorable resolution of prior years’ income tax issues.

In the six months ended June 30, 2010, income tax expense increased at PE and SoCalGas primarily due to higher pretax income and higher effective income tax rates resulting primarily from:

▪a $13 million write-down of the deferred tax assets related to other post employment benefits, as a result of a change in U.S. tax law, as we discuss above; offset by

▪higher deductions for self-developed software costs; and

▪higher exclusions from taxable income of the equity portion of AFUDC.

Losses (Earnings) Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Losses attributable to noncontrolling interests increased by $8 million (67%) in the three months ended June 30, 2010. The increase was primarily due to:

▪$25 million in losses on interest rate swaps in 2010 at Otay Mesa VIE compared to $20 million in gains in 2009; offset by

▪$33 million associated with the write-off of assets at Liberty in 2009.

Losses attributable to noncontrolling interests increased by $23 million in the six months ended June 30, 2010. The change was primarily due to:

▪$34 million in losses on interest rate swaps in 2010 at Otay Mesa VIE compared to $30 million in gains in 2009; offset by

▪$33 million associated with the write-off of assets at Liberty in 2009.

SDG&E

Losses attributable to noncontrolling interests were $21 million in the three months ended June 30, 2010 compared to earnings of $20 million in the corresponding period of 2009. The change was primarily due to $25 million in losses on interest rate swaps in 2010 at Otay Mesa VIE compared to $20 million in gains in 2009.

Losses attributable to noncontrolling interests were $29 million in the six months ended June 30, 2010 compared to earnings of $27 million in the corresponding period of 2009. The change was primarily due to $34 million in losses on interest rate swaps in 2010 at Otay Mesa VIE compared to $30 million in gains in 2009.

Earnings

We discuss variations in Sempra Energy's earnings by business unit above in "Business Unit Results."

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends.  In addition, we may meet our cash requirements through the issuance of short-term and long-term debt and the proceeds from the transaction to sell certain businesses within RBS Sempra Commodities, as we discuss below.

Our committed lines of credit provide liquidity and support commercial paper.  They expire in August 2011.  At Sempra Energy, they are syndicated broadly among 20 different banks and at the Sempra Utilities, among 17 different banks.  No single bank has greater than an 11-percent share in any agreement.

The table below shows the amount of available funds at June 30, 2010:

AVAILABLE FUNDS AT JUNE 30, 2010
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	PE/SoCalGas
Unrestricted cash and cash equivalents	$188	$28	$101
Available unused credit(1)	3,108	275	475
(1)

Borrowings on the shared line of credit at SDG&E and SoCalGas are limited to $600 million for each utility and $800 million in total. SDG&E's available funds reflect letters of credit outstanding of $25 million, variable-rate demand notes outstanding of $237 million and commercial paper of $63 million supported by the line.  SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to:

▪finance capital expenditures

▪meet liquidity requirements

▪fund shareholder dividends

▪fund any new business acquisitions or start-ups

As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein, RBS Sempra Commodities consummated an agreement to sell certain of its businesses on July 1, 2010.  Our share of the proceeds from this transaction approximates $1 billion, including a $134 million distribution of 2009 partnership earnings related to the businesses sold.  We plan to use $500 million of the proceeds to fund a buy back of our shares under an accelerated stock repurchase program beginning in the third quarter of 2010, and may use the remaining proceeds for additional share repurchases, to fund growth opportunities or reduce debt.

SDG&E has issued long-term debt in 2010 and both Sempra Energy and SDG&E issued long-term debt in 2009.  Changing economic conditions could affect the availability and cost of both short-term and long-term financing.  If cash flows from operations were to be significantly reduced or we were to be unable to borrow under acceptable terms, we would reduce or postpone discretionary capital expenditures and investments in new businesses.  If these measures were necessary, they would primarily impact our Sempra Global businesses, as credit availability for the Sempra Utilities has not been significantly impacted by the credit crisis.  Discretionary expenditures at Sempra Global include projects that we have not yet made firm commitments to build, primarily renewable generation facilities.  We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-quality ratings.

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

Sempra Utilities

The Sempra Utilities expect that cash flows from operations and debt issuances will continue to be adequate to meet operating and utility capital expenditure requirements.  Due to the extended review period associated with the Sunrise Powerlink project and the resultant delay in initiating construction activities, SDG&E declared and paid a $150 million common dividend to Sempra Energy in the first quarter of 2009.  However, the level of future common dividends from SDG&E and SoCalGas may be reduced or eliminated during periods of increased capital expenditures.  The level of future common dividends from PE is dependent upon common dividends paid by SoCalGas.  Sempra Energy may from time to time make additional equity contributions to SDG&E or SoCalGas to support the Sempra Utilities' capital expenditure programs.

As we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein, SDG&E’s and therefore Sempra Energy’s cash flows are likely to be adversely impacted by cash flows related to the 2007 wildfire litigation.

Sempra Commodities

In 2008, we completed the formation of RBS Sempra Commodities, a partnership to own and operate Sempra Energy's commodities-marketing businesses, which generally comprised the Sempra Commodities business unit.  RBS is obligated to provide the joint venture with all growth capital, working-capital requirements and credit support.  However, we are providing transitional back-up guarantees, some of which may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements.

On July 1, 2010, Sempra Energy, RBS and the partnership completed the sale of certain businesses within the partnership to J.P. Morgan Ventures. We discuss this transaction in Note 4 of the Notes to Condensed Consolidated Financial Statements herein. J.P. Morgan is in the process of replacing any guarantees that we have issued in connection with the businesses sold to J.P. Morgan Ventures with J.P. Morgan guarantees. In the meantime, J.P. Morgan is indemnifying us for any claims or losses in connection with the guarantees that we issued in connection with the businesses sold to J.P. Morgan Ventures.

We and RBS are actively marketing the businesses which were not sold to J.P. Morgan Ventures and are also continuing to discuss amending certain provisions of the partnership agreement entered into upon the formation of the joint venture. The impact of the sale transaction on cash flow will depend on many factors, including the final proceeds received from the transaction, potential changes to the partnership agreement, and any sale of the remaining businesses.

We account for our investment in the partnership under the equity method. RBS Sempra Commodities intends to distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership.  In limited cases, the partnership may retain earnings allocable to the partners to replenish capital depleted through losses.  In April 2010, we received cash distributions from the partnership of $198 million.  In the first six months of 2009, we received cash distributions from the partnership of $375 million.  Based on the joint venture’s results through the second quarter of 2010, we currently do not expect distributions for 2010 results to be material.

We provide additional information about RBS Sempra Commodities and the transaction with J.P. Morgan Ventures in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 6 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Sempra Generation's long-term power sale contracts may contain collateral requirements, although the DWR contract does not contain such requirements.  The collateral arrangements require Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies if Sempra Generation fails to deliver the contracted amounts. Sempra Generation had no outstanding collateral requirements under such contracts at June 30, 2010.

Sempra Pipelines & Storage

Sempra Pipelines & Storage is expected to require funding from the parent or from external sources to fund projects, including the development and expansion of its natural gas storage projects.

Also, on April 30, 2010, Sempra Pipelines & Storage completed an acquisition resulting in the purchase of the Mexican pipeline and natural gas infrastructure assets of El Paso Corporation for $307 million ($292 million, net of cash acquired).  We discuss the acquisition further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra LNG

Sempra LNG required funding from 2004 through 2009 for its development of the Energía Costa Azul and Cameron LNG receipt terminals. As both of these facilities are now in service, Sempra LNG is expected to provide operating cash flow for further development within Sempra Global.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2010	2010 Change		2009
Sempra Energy Consolidated	$1,307	$(218)	(14)%	$1,525
SDG&E	221	(127)	(36)	348
PE	610	53	10	557
SoCalGas	621	61	11	560

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2010 due to $177 million lower distributions received from RBS Sempra Commodities.

SDG&E

Cash provided by operating activities at SDG&E decreased in 2010 primarily due to $97 million of settlement payments in 2010, net of cash received from liability insurance, related to the 2007 wildfire litigation.

PE and SoCalGas

Cash provided by operating activities at PE and SoCalGas increased in 2010 primarily due to the effect on working capital balances at SoCalGas of higher natural gas prices in 2010 compared to 2009.  Higher natural gas prices in 2010 produced a $15 million liability for temporary LIFO liquidation compared to a $43 million asset in 2009.  Temporary LIFO liquidation represents the difference between the carrying value of natural gas inventory withdrawn during the period (valued by the last-in, first-out method) for delivery to customers and the projected cost of the replacement of that inventory during summer months.

The table below shows the contributions to pension and other postretirement benefit plans for the six months ended June 30, 2010.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$53	$27
SDG&E	21	8
PE/SoCalGas	19	19

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2010	2010 Change		2009
Sempra Energy Consolidated	$(1,167)	$180	18%	$(987)
SDG&E	(509)	122	32	(387)
PE	(455)	233	105	(222)
SoCalGas	(468)	241	106	(227)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy increased in 2010 primarily due to:

▪Sempra Pipelines & Storage’s $285 million acquisition (net of cash acquired) resulting in the purchase of Mexican pipeline and natural gas infrastructure assets; and

▪$176 million proceeds from remarketing of industrial development bonds in 2009; offset by

▪$148 million lower contributions to Rockies Express.  The $65 million contribution in the first quarter of 2010 was the last required for the construction phase of the project;

▪$99 million decrease in capital expenditures primarily due to the completion of Sempra LNG’s Cameron receipt terminal and the nitrogen-injection facility at its Energía Costa Azul receipt terminal; and

▪$27 million higher distributions from investments.

SDG&E

The increase in cash used in investing activities at SDG&E in 2010 was due to:

▪a $79 million net increase in capital expenditures (a $141 million increase at SDG&E, offset by a decrease of $62 million at Otay Mesa VIE);

▪net proceeds of $24 million related to industrial development bonds in 2009; and

▪a $19 million lower decrease in loans to affiliates.

PE and SoCalGas

Cash used in investing activities at PE and SoCalGas increased in 2010 primarily due to a $254 million increase in advances from SoCalGas to Sempra Energy in 2010.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2010, we expect to make capital expenditures and investments of $2.9 billion, including:

▪$2 billion at the Sempra Utilities (excluding Otay Mesa VIE) for capital projects and plant improvements ($1.4 billion at SDG&E and $600 million at SoCalGas)

▪$900 million at our other subsidiaries for the development of natural gas storage facilities and pipelines, and renewable generation projects

The Sempra Utilities expect the capital expenditures to include:

▪$780 million for additions to SDG&E’s natural gas and electric distribution systems, advanced metering infrastructure, and electric generation plant and equipment

▪$600 million at SoCalGas for improvements to distribution and transmission systems, and for advanced metering infrastructure

▪$490 million at SDG&E for the Sunrise Powerlink transmission line

▪$190 million for improvements to SDG&E’s electric transmission infrastructure

The Sempra Utilities expect to finance these expenditures and investments with cash flows from operations, cash on hand and debt issuances.  These amounts do not include expected capital expenditures of Otay Mesa VIE.

The expected capital expenditures of $900 million at our other subsidiaries include:

▪approximately $150 million to $250 million for Copper Mountain Solar (a 48-megawatt (MW) solar generation facility under construction by Sempra Generation in Boulder City, Nevada);

▪approximately $250 million to $300 million for Sempra Pipelines & Storage’s contribution to Rockies Express and the development of natural gas storage projects at Bay Gas and Mississippi Hub; and

▪approximately $300 million for Sempra Pipelines & Storage’s acquisition resulting in the purchase of Mexican pipeline and natural gas infrastructure assets which closed in April 2010 and that we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Our level of capital expenditures and investments in the next few years may vary substantially and will depend on the cost and availability of financing, regulatory approvals and business opportunities providing desirable rates of return.  We intend to finance our capital expenditures in a manner that will maintain our strong investment-grade ratings and capital structure.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2010	2010 Change		2009
Sempra Energy Consolidated	$(62)	$(11)	(22)%	$(51)
SDG&E	303	96	46	207
PE	(103)	(100)	(3,333)	(3)
SoCalGas	(101)	(100)	(10,000)	(1)

Sempra Energy Consolidated

Cash used in financing activities at Sempra Energy in 2010 increased slightly and included the following substantially offsetting activity:

▪a $534 million increase in short-term debt in 2010 compared to a $612 million decrease in 2009; and

▪$94 million for the purchase of the remaining 40-percent ownership interest in Mississippi Hub in 2009; offset by

▪$838 million lower issuances of debt; and

▪$399 million higher debt payments.

SDG&E

Cash provided by financing activities at SDG&E increased primarily due to:

▪$150 million common dividends paid to Sempra Energy in 2009; and

▪$63 million increase in short-term debt in 2010; offset by

▪$108 million lower issuances of long-term debt; and

▪$5 million higher payments on long-term debt.

PE and SoCalGas

Cash used in financing activities at PE and SoCalGas in 2010 increased due to $100 million common dividends paid to Sempra Energy and PE, respectively.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E, PE and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

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

We expect that Sempra LNG and Sempra Pipelines & Storage will provide relatively stable earnings and liquidity from their current operations. Sempra Pipelines & Storage is also expected to provide earnings from construction programs when completed and other investments, but will require substantial funding for these investments. At Sempra LNG, until there are firm LNG supply or capacity services contracts from third parties that would subscribe to 100 percent of the capacity of Sempra LNG's Cameron receipt terminal, Sempra LNG will seek to purchase and market short-term LNG supplies and sell short-term capacity, which may result in greater variability in revenues and earnings.

The Sempra Utilities' performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature to address the state budget crisis and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report. As the 2008 General Rate Case provides for fixed annual increases through 2011 rather than adjustments based on inflation indices as in the past, performance will depend on the Sempra Utilities' ability to manage costs, including bad debts. Starting in the third quarter of 2009, SDG&E's liability insurance premiums increased significantly, by approximately $40 million annually, due to the increased costs of wildfire coverage as compared to the previous policy year. Starting in the third quarter of 2010, SDG&E has secured additional insurance coverage of approximately $560 million with respect to any future wildfire liabilities. SDG&E's maximum loss recovery due to a wildfire incident from insurance carriers is now approximately $960 million, with the remainder of Sempra Energy's business units' maximum coverage for a wildfire incident remaining at $400 million, the same as in the previous policy year. Starting in the third quarter of 2010, SDG&E's insurance premiums increase by approximately $30 million (pretax) annually for the increased coverage.

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

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a 2,150-MW nuclear generating facility near San Clemente, California. SONGS is operated by Southern California Edison (SCE) and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC). SCE is currently addressing a number of regulatory and performance issues at SONGS, and the NRC has required SCE to take actions to provide greater assurance of compliance by SONGS personnel. SCE continues to implement plans and address the identified issues, however a number of these issues remain outstanding. To the extent that these issues persist, the likelihood of further required action by SCE persists, which may result in increased SONGS operating costs and/or adversely impacted operations. Currently, SDG&E is allowed to fully offset its share of SONGS operating costs in revenue. If further action is required, it may result in an increase in SDG&E’s Operation and Maintenance Expense, with any increase being fully offset in Operating Revenues – Electric or, if electric generation is adversely impacted, require SDG&E to procure additional electricity supply from other sources. We provide more information about SONGS in Notes 7, 15 and 17 of the Notes to Consolidated Financial Statements in the Annual Report, and in Items 1 and 1A of our 2009 Annual Report on Form 10-K.

In 2008, we completed the formation of a partnership, RBS Sempra Commodities, to own and operate our commodities-marketing businesses, which generally comprised our Sempra Commodities segment. In November 2009, RBS announced its intention to divest its interest in the joint venture following a directive from the European Commission to dispose of certain assets. In February 2010, Sempra Energy, RBS and the partnership entered into an agreement to sell certain businesses within the partnership, which agreement was consummated on July 1, 2010. Our joint venture partner, RBS, continues to be obligated to provide the partnership with all growth capital, working-capital requirements and credit support, as we discuss above in "Capital Resources and Liquidity – Sempra Commodities."

We and RBS continue to engage in an active sales process for the remaining partnership businesses. Based on preliminary indications of value from potential buyers and discussions with our partner with respect to the ultimate allocation of proceeds, we currently believe that our share of the proceeds from the partnership for the sale to J.P. Morgan Ventures and proceeds from the sale or ultimate disposition of the remaining joint venture assets will be sufficient such that their application to our equity method investment will not have a material effect on our earnings. We and RBS are also continuing to discuss amending various provisions to our partnership agreement in light of the sale to J.P. Morgan Ventures and the sales process for the remaining businesses.

Future earnings and distributions from the partnership will depend on the profitability achieved in the partnership's remaining businesses until their final disposition and the continued ability of RBS to provide capital and credit support for the partnership. Results of the joint venture in the first half of 2010 were impacted by low commodity prices and the disruptions caused by the process to sell the partnership's businesses. We provide additional information in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 6 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

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

FINANCIAL DERIVATIVES REFORMS

In July 2010, federal legislation to reform financial markets was enacted that significantly alters how over-the-counter (OTC) derivatives are regulated, which may impact all of our businesses. The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the U.S. Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits. The law gives the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to us and other end users. These requirements could cause our OTC transactions to be more costly and have an adverse effect on our liquidity due to additional capital requirements. In addition, as these reforms aim to standardize OTC products, they could limit the effectiveness of our hedging programs, because we would have less ability to tailor OTC derivatives to match the precise risk we are seeking to protect.

LITIGATION

We describe legal proceedings which could adversely affect our future performance in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

SEMPRA UTILITIES – INDUSTRY DEVELOPMENTS AND CAPITAL PROJECTS

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

Sempra Generation

Copper Mountain Solar

Pacific Gas and Electric has contracted for 48 MW of solar power from Copper Mountain Solar, a new plant under development in Boulder City, Nevada by Sempra Generation on land adjacent to the 10-MW El Dorado Energy Solar plant.  Construction has begun and we expect it to be completed in late 2010.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Generation in Maricopa County, Arizona.  When fully developed, the project will be capable of producing approximately 400 to 600 MW of solar power.  Mesquite Solar will connect to the 500-kilovolt Hassayampa switchyard via our existing Mesquite Power natural gas generation plant.  Construction of the first phase of 150 MW is expected to begin in 2011 and be completed in 2012.

Sempra Pipelines & Storage

Natural Gas Storage Projects

Currently, Sempra Pipelines & Storage has 11.4 billion cubic feet (Bcf) of operational working natural gas storage capacity.  We are in construction to increase operational capacity by 12.5 Bcf by the end of 2010 (for a total of 24 Bcf) and we plan to develop as much as 75 Bcf of total storage capacity by 2015.

Sempra Pipelines & Storage’s natural gas storage facilities and projects include

▪Bay Gas Storage Company, a facility located 40 miles north of Mobile, Alabama, that provides underground storage and delivery of natural gas.  Sempra Pipelines & Storage owns 91 percent of the project.  It is the easternmost storage facility on the Gulf Coast, with direct service to the Florida market.

▪Mississippi Hub storage facility, currently under construction in Simpson County, Mississippi, an underground salt-dome natural gas storage project with planned direct interconnections to the natural gas production areas in eastern Texas, Oklahoma and Arkansas, as well as the Northeast market.

▪Liberty Gas Storage Expansion, a salt cavern facility in Cameron Parish, Louisiana.  Sempra Pipelines & Storage owns 75 percent of the project and ProLiance Transportation LLC owns the remaining 25 percent.  The project’s location provides access to several LNG facilities in the area.

Acquisition of Mexican Pipeline and Natural Gas Infrastructure

On April 30, 2010, Sempra Pipelines & Storage completed the acquisition resulting in a purchase of the Mexican pipeline and natural gas infrastructure assets of El Paso Corporation for $307 million ($292 million, net of cash acquired).

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding capital lease obligations, at June 30, 2010 and December 31, 2009:

	Sempra Energy
	Consolidated		SDG&E		PE/SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At June 30, 2010:
Utility fixed-rate	$3,317	$520	$2,204	$410	$1,113	$111
Utility variable-rate	756	42	606	42	150	-
Non-utility, fixed-rate and variable-rate	3,588	454	-	-	-	-
At December 31, 2009:
Utility fixed-rate	$3,067	$369	$1,954	$273	$1,113	$97
Utility variable-rate	848	43	698	43	150	-
Non-utility, fixed-rate and variable-rate	4,075	392	-	-	-	-
(1) After the effects of interest rate swaps.

At June 30, 2010, the net notional amount of interest rate swap transactions ranged from $215 million to $355 million at Sempra Energy (ranges relate to amortizing notional amounts).  We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. At June 30, 2010, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2009.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following additional risk that was disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010:

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

ITEM 6. EXHIBITS

EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION
San Diego Gas & Electric Company
3.1	Amended and Restated Bylaws of San Diego Gas & Electric Company effective June 15, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3).
Pacific Enterprises
3.2	Amended and Restated Bylaws of Pacific Enterprises effective June 14, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3.2).
Southern California Gas Company
3.3	Amended and Restated Bylaws of Southern California Gas Company effective June 14, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3.1).
EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy
10.1

First Amendment to Purchase and Sale Agreement, dated as of June 30, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc.

10.2	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Restricted Stock Unit Award for Sempra Energy’s Board of Directors
EXHIBIT 12 – STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Pacific Enterprises
12.3	Pacific Enterprises Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.4	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Pacific Enterprises
31.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Pacific Enterprises
32.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Southern California Gas Company
32.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: August 3, 2010	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 3, 2010	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Pacific Enterprises:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

Date: August 3, 2010	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 3, 2010	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer