Form 10-Q
period 2010-09-30
PACIFIC ENTERPRISES INC; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2010-11-09
CIK 75527, 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		September 30, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2034

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California	94-0743670	No change
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Common stock outstanding on November 5, 2010:

Sempra Energy	240,054,962 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
REVENUES
Sempra Utilities	$1,575	$1,424	$4,999	$4,382
Sempra Global and parent	541	429	1,659	1,268
Total revenues	2,116	1,853	6,658	5,650
EXPENSES AND OTHER INCOME
Sempra Utilities:
Cost of natural gas	(285)	(208)	(1,402)	(997)
Cost of electric fuel and purchased power	(203)	(208)	(480)	(508)
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	(292)	(220)	(887)	(675)
Other cost of sales	(23)	(19)	(68)	(52)
Litigation expense	(17)	(3)	(184)	-
Other operation and maintenance	(590)	(568)	(1,782)	(1,673)
Depreciation and amortization	(218)	(196)	(643)	(568)
Franchise fees and other taxes	(76)	(77)	(243)	(228)
Write-off of long-lived assets	-	-	-	(132)
Equity earnings (losses):
RBS Sempra Commodities LLP	(281)	105	(290)	384
Other	8	18	24	27
Other income, net	66	24	82	97
Interest income	5	5	13	16
Interest expense	(111)	(96)	(323)	(257)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	99	410	475	1,084
Income tax benefit (expense)	32	(128)	(85)	(327)
Equity earnings (losses), net of income tax	(4)	20	42	59
Net income	127	302	432	816
Losses attributable to noncontrolling interests	6	17	34	22
Preferred dividends of subsidiaries	(2)	(2)	(7)	(7)
Earnings	$131	$317	$459	$831

Basic earnings per common share	$0.53	$1.30	$1.86	$3.42
Weighted-average number of shares outstanding, basic (thousands)	246,668	243,925	246,513	242,806

Diluted earnings per common share	$0.53	$1.27	$1.84	$3.37
Weighted-average number of shares outstanding, diluted (thousands)	249,811	248,461	249,773	246,875
Dividends declared per share of common stock	$0.39	$0.39	$1.17	$1.17
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$547	$110
Restricted cash	4	35
Trade accounts receivable	632	971
Other accounts and notes receivable	144	159
Due from unconsolidated affiliate	30	41
Income taxes receivable	312	221
Deferred income taxes	-	10
Inventories	296	197
Regulatory assets	97	54
Fixed-price contracts and other derivatives	84	77
Insurance receivable related to wildfire litigation (Note 10)	150	273
Other	199	147
Total current assets	2,495	2,295

Investments and other assets:
Restricted cash	27	-
Regulatory assets arising from fixed-price contracts and other derivatives	241	241
Regulatory assets arising from pension and other postretirement
benefit obligations	950	959
Other regulatory assets	973	603
Nuclear decommissioning trusts	737	678
Investment in RBS Sempra Commodities LLP	825	2,172
Other investments	2,317	2,151
Goodwill and other intangible assets	542	524
Sundry	621	608
Total investments and other assets	7,233	7,936

Property, plant and equipment:
Property, plant and equipment	26,286	25,034
Less accumulated depreciation and amortization	(7,065)	(6,753)
Property, plant and equipment, net ($523 at September 30, 2010 related to VIE)	19,221	18,281
Total assets	$28,949	$28,512
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$574	$618
Accounts payable - trade	572	522
Accounts payable - other	130	171
Due to unconsolidated affiliates	12	29
Deferred income taxes	16	-
Dividends and interest payable	232	190
Accrued compensation and benefits	247	264
Regulatory balancing accounts, net	242	382
Current portion of long-term debt	313	573
Fixed-price contracts and other derivatives	107	95
Customer deposits	133	145
Reserve for wildfire litigation (Note 10)	344	270
Other	855	629
Total current liabilities	3,777	3,888
Long-term debt ($357 at September 30, 2010 related to VIE)	8,032	7,460

Deferred credits and other liabilities:
Due to unconsolidated affiliate	-	2
Customer advances for construction	147	146
Pension and other postretirement benefit obligations, net of plan assets	1,225	1,252
Deferred income taxes	1,516	1,318
Deferred investment tax credits	52	54
Regulatory liabilities arising from removal obligations	2,635	2,557
Asset retirement obligations	1,327	1,277
Other regulatory liabilities	144	181
Fixed-price contracts and other derivatives	336	312
Deferred credits and other	672	735
Total deferred credits and other liabilities	8,054	7,834
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	-	-
Common stock (750 million shares authorized; 242 million and 247 million shares outstanding at September 30, 2010 and December 31, 2009, respectively; no par
value)	2,012	2,418
Retained earnings	7,143	6,971
Deferred compensation	(9)	(13)
Accumulated other comprehensive income (loss)	(344)	(369)
Total Sempra Energy shareholders' equity	8,802	9,007
Preferred stock of subsidiaries	100	100
Other noncontrolling interests	105	144
Total equity	9,007	9,251
Total liabilities and equity	$28,949	$28,512
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$432	$816
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	643	568
Deferred income taxes and investment tax credits	133	181
Equity losses (earnings)	224	(470)
Write-off of long-lived assets	-	132
Fixed-price contracts and other derivatives	19	(27)
Other	(24)	42
Net change in other working capital components	(77)	220
Distributions from RBS Sempra Commodities LLP	198	407
Changes in other assets	76	81
Changes in other liabilities	(22)	(66)
Net cash provided by operating activities	1,602	1,884

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,354)	(1,371)
Proceeds from sale of assets	-	179
Expenditures for investments and acquisition of businesses, net of cash acquired	(385)	(762)
Distributions from RBS Sempra Commodities LLP	849	-
Distributions from other investments	259	16
Purchases of nuclear decommissioning and other trust assets	(261)	(167)
Proceeds from sales by nuclear decommissioning and other trusts	261	155
Other	(2)	(20)
Net cash used in investing activities	(633)	(1,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(269)	(255)
Preferred dividends paid by subsidiaries	(7)	(7)
Issuances of common stock	29	52
Repurchases of common stock	(502)	-
Increase (decrease) in short-term debt, net	184	(52)
Issuances of debt (maturities greater than 90 days)	771	1,181
Payments on debt (maturities greater than 90 days)	(727)	(325)
Purchase of noncontrolling interest	-	(94)
Other	(11)	11
Net cash (used in) provided by financing activities	(532)	511

Increase in cash and cash equivalents	437	425
Cash and cash equivalents, January 1	110	331
Cash and cash equivalents, September 30	$547	$756
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2010	2009
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$264	$201
Income tax payments, net of refunds	32	98

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Acquisition of business:
Assets acquired	$303	$-
Cash paid, net of cash acquired	(292)	-
Liabilities assumed	$11	$-

Increase in capital lease obligations for investments in property, plant and
equipment	$183	$2
Dividends declared but not paid	97	99
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
Operating revenues
Electric	$718	$695	$1,870	$1,783
Natural gas	93	78	375	353
Total operating revenues	811	773	2,245	2,136
Operating expenses
Cost of electric fuel and purchased power	203	208	480	508
Cost of natural gas	37	30	170	154
Operation and maintenance	235	236	704	649
Depreciation and amortization	96	81	283	239
Franchise fees and other taxes	42	46	126	126
Total operating expenses	613	601	1,763	1,676
Operating income	198	172	482	460
Other income (expense), net	(2)	1	(18)	45
Interest income	-	1	-	1
Interest expense	(37)	(29)	(99)	(75)
Income before income taxes	159	145	365	431
Income tax expense	(56)	(53)	(131)	(141)
Net income	103	92	234	290
Losses (earnings) attributable to noncontrolling interests	5	18	34	(9)
Earnings	108	110	268	281
Preferred dividend requirements	(2)	(2)	(4)	(4)
Earnings attributable to common shares	$106	$108	$264	$277
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$332	$13
Restricted cash	4	8
Accounts receivable - trade	216	229
Accounts receivable - other	33	85
Due from unconsolidated affiliates	4	8
Income taxes receivable	114	59
Deferred income taxes	36	41
Inventories	67	61
Regulatory assets arising from fixed-price contracts and other derivatives	73	30
Other regulatory assets	4	4
Fixed-price contracts and other derivatives	29	40
Insurance receivable related to wildfire litigation (Note 10)	150	273
Other	61	35
Total current assets	1,123	886

Other assets:
Due from unconsolidated affiliate	-	2
Deferred taxes recoverable in rates	474	415
Regulatory assets arising from fixed-price contracts and other derivatives	241	241
Regulatory assets arising from pension and other postretirement
benefit obligations	331	342
Regulatory assets arising from wildfire litigation costs	311	-
Other regulatory assets	72	53
Nuclear decommissioning trusts	737	678
Sundry	50	43
Total other assets	2,216	1,774

Property, plant and equipment:
Property, plant and equipment	10,816	10,156
Less accumulated depreciation and amortization	(2,659)	(2,587)
Property, plant and equipment, net ($523 at September 30, 2010 related to VIE)	8,157	7,569
Total assets	$11,496	$10,229
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$-	$33
Accounts payable	229	249
Due to unconsolidated affiliate	21	-
Accrued compensation and benefits	93	104
Regulatory balancing accounts, net	79	159
Current portion of long-term debt	22	45
Fixed-price contracts and other derivatives	50	51
Customer deposits	53	56
Reserve for wildfire litigation (Note 10)	344	270
Other	172	157
Total current liabilities	1,063	1,124
Long-term debt ($357 at September 30, 2010 related to VIE)	3,473	2,623

Deferred credits and other liabilities:
Customer advances for construction	21	23
Pension and other postretirement benefit obligations, net of plan assets	354	370
Deferred income taxes	953	774
Deferred investment tax credits	26	26
Regulatory liabilities arising from removal obligations	1,376	1,330
Asset retirement obligations	601	585
Fixed-price contracts and other derivatives	278	265
Deferred credits and other	161	145
Total deferred credits and other liabilities	3,770	3,518
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,138	1,138
Retained earnings	1,875	1,611
Accumulated other comprehensive income (loss)	(9)	(10)
Total SDG&E shareholders' equity	3,004	2,739
Noncontrolling interest	107	146
Total equity	3,111	2,885
Total liabilities and equity	$11,496	$10,229
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended
	September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$234	$290
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	283	239
Deferred income taxes and investment tax credits	125	35
Fixed-price contracts and other derivatives	42	(28)
Other	(24)	(14)
Net change in other working capital components	(247)	115
Changes in other assets	15	20
Changes in other liabilities	(12)	(38)
Net cash provided by operating activities	416	619

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(822)	(633)
Expenditures for short-term investments	-	(152)
Proceeds from sale of short-term investments	-	176
Purchases of nuclear decommissioning trust assets	(256)	(161)
Proceeds from sales by nuclear decommissioning trusts	248	155
Decrease in loans to affiliates, net	13	33
Net decrease in restricted cash	4	-
Other	-	2
Net cash used in investing activities	(813)	(580)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	-	(150)
Capital contribution received by Otay Mesa VIE	-	4
Capital distribution made by Otay Mesa VIE	(10)	-
Preferred dividends paid	(4)	(4)
Issuances of long-term debt	744	386
Payments on long-term debt	(7)	-
Other	(7)	(3)
Net cash provided by financing activities	716	233

Increase in cash and cash equivalents	319	272
Cash and cash equivalents, January 1	13	19
Cash and cash equivalents, September 30	$332	$291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$67	$51
Income tax payments, net of refunds	61	144

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Increase in capital lease obligations for investments in property, plant and
equipment	$183	$-
Dividends declared but not paid	1	1
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)

Operating revenues	$776	$662	$2,792	$2,276
Operating expenses
Cost of natural gas	252	180	1,244	849
Operation and maintenance	283	249	838	766
Depreciation	78	73	230	220
Franchise fees and other taxes	27	25	92	81
Total operating expenses	640	527	2,404	1,916
Operating income	136	135	388	360
Other income (expense), net	2	(4)	8	1
Interest income	-	-	1	3
Interest expense	(17)	(17)	(50)	(52)
Income before income taxes	121	114	347	312
Income tax expense	(42)	(41)	(132)	(117)
Net income	79	73	215	195
Preferred dividends of subsidiary	-	-	(1)	(1)
Earnings	79	73	214	194
Preferred dividend requirements	(1)	(1)	(3)	(3)
Earnings attributable to common shares	$78	$72	$211	$191
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72	$49
Accounts receivable - trade	302	567
Accounts receivable - other	57	44
Due from unconsolidated affiliates	118	12
Income taxes receivable	23	36
Inventories	181	93
Other regulatory assets	10	9
Other	35	39
Total current assets	798	849

Other assets:
Due from unconsolidated affiliate	504	513
Regulatory assets arising from pension and other postretirement
benefit obligations	614	617
Other regulatory assets	114	131
Sundry	38	40
Total other assets	1,270	1,301

Property, plant and equipment:
Property, plant and equipment	9,558	9,299
Less accumulated depreciation and amortization	(3,735)	(3,615)
Property, plant and equipment, net	5,823	5,684
Total assets	$7,891	$7,834
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - trade	$167	$207
Accounts payable - other	77	120
Due to unconsolidated affiliates	87	87
Deferred income taxes	3	5
Accrued compensation and benefits	89	86
Regulatory balancing accounts, net	163	223
Current portion of long-term debt	260	11
Customer deposits	77	87
Other	193	162
Total current liabilities	1,116	988
Long-term debt	1,021	1,283
Deferred credits and other liabilities:
Customer advances for construction	125	123
Pension and other postretirement benefit obligations, net of plan assets	643	644
Deferred income taxes	373	273
Deferred investment tax credits	26	28
Regulatory liabilities arising from removal obligations	1,247	1,227
Asset retirement obligations	690	662
Deferred taxes refundable in rates	144	175
Deferred credits and other	165	203
Total deferred credits and other liabilities	3,413	3,335

Commitments and contingencies (Note 10)

Equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding;
no par value)	1,462	1,462
Retained earnings	802	691
Accumulated other comprehensive income (loss)	(23)	(25)
Total Pacific Enterprises shareholders' equity	2,321	2,208
Preferred stock of subsidiary	20	20
Total equity	2,341	2,228
Total liabilities and equity	$7,891	$7,834
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$215	$195
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	230	220
Deferred income taxes and investment tax credits	63	24
Other	2	2
Net change in other working capital components	56	129
Changes in other assets	6	8
Changes in other liabilities	(10)	(33)
Net cash provided by operating activities	562	545

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(337)	(336)
(Increase) decrease in loans to affiliates, net	(97)	8
Other	(1)	(1)
Net cash used in investing activities	(435)	(329)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	-
Preferred dividends paid	(3)	(3)
Preferred dividends paid by subsidiary	(1)	(1)
Net cash used in financing activities	(104)	(4)

Increase in cash and cash equivalents	23	212
Cash and cash equivalents, January 1	49	206
Cash and cash equivalents, September 30	$72	$418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$38	$40
Income tax payments, net of refunds	63	54

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Increase in capital lease obligations for investments in property, plant and
equipment	$-	$2
Dividends declared but not paid	1	1
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)

Operating revenues	$776	$662	$2,792	$2,276
Operating expenses
Cost of natural gas	252	180	1,244	849
Operation and maintenance	285	252	840	768
Depreciation	78	73	230	220
Franchise fees and other taxes	27	25	92	81
Total operating expenses	642	530	2,406	1,918
Operating income	134	132	386	358
Other income (expense), net	2	(1)	8	4
Interest income	1	1	1	3
Interest expense	(17)	(16)	(50)	(51)
Income before income taxes	120	116	345	314
Income tax expense	(42)	(42)	(132)	(115)
Net income	78	74	213	199
Preferred dividend requirements	-	-	(1)	(1)
Earnings attributable to common shares	$78	$74	$212	$198
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72	$49
Accounts receivable - trade	302	567
Accounts receivable - other	55	44
Due from unconsolidated affiliate	118	6
Income taxes receivable	19	35
Inventories	181	93
Other regulatory assets	10	9
Other	34	40
Total current assets	791	843

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	614	617
Other regulatory assets	114	131
Sundry	10	14
Total other assets	738	762

Property, plant and equipment:
Property, plant and equipment	9,556	9,297
Less accumulated depreciation and amortization	(3,735)	(3,615)
Property, plant and equipment, net	5,821	5,682
Total assets	$7,350	$7,287
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$167	$207
Accounts payable - other	77	120
Due to unconsolidated affiliate	3	3
Deferred income taxes	5	6
Accrued compensation and benefits	89	86
Regulatory balancing accounts, net	163	223
Current portion of long-term debt	260	11
Customer deposits	77	87
Other	191	158
Total current liabilities	1,032	901
Long-term debt	1,021	1,283
Deferred credits and other liabilities:
Customer advances for construction	125	123
Pension and other postretirement benefit obligations, net of plan assets	643	644
Deferred income taxes	379	280
Deferred investment tax credits	26	28
Regulatory liabilities arising from removal obligations	1,247	1,227
Asset retirement obligations	690	662
Deferred taxes refundable in rates	144	175
Deferred credits and other	163	198
Total deferred credits and other liabilities	3,417	3,337

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,015	903
Accumulated other comprehensive income (loss)	(23)	(25)
Total shareholders' equity	1,880	1,766
Total liabilities and shareholders' equity	$7,350	$7,287
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$213	$199
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	230	220
Deferred income taxes and investment tax credits	62	22
Other	2	6
Net change in other working capital components	62	125
Changes in other assets	6	4
Changes in other liabilities	(6)	(27)
Net cash provided by operating activities	569	549

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(337)	(336)
Increase in loans to affiliates, net	(108)	-
Net cash used in investing activities	(445)	(336)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	-
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(101)	(1)

Increase in cash and cash equivalents	23	212
Cash and cash equivalents, January 1	49	206
Cash and cash equivalents, September 30	$72	$418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$37	$40
Income tax payments, net of refunds	63	54

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Increase in capital lease obligations for investments in property, plant and
equipment	$-	$2
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

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after September 30, 2010 through the date the financial statements were issued, and in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the Annual Report), and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, which are combined reports for Sempra Energy, SDG&E, PE and SoCalGas.

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes, except for the adoption of new accounting standards as we discuss in Note 2.

The Sempra Utilities and Sempra Pipelines & Storage's Mobile Gas Service Corporation and Ecogas Mexico, S de RL de CV prepare their financial statements in accordance with GAAP provisions governing regulated operations, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

In the first quarter of 2010, Accounting Standards Update (ASU) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17), which we discuss in Note 2 below, became effective. Applying the guidance in ASU 2009-17, because of SDG&E’s obligation to absorb the natural gas costs for the fuel to operate the facility, along with the power to direct the dispatch, Sempra Energy and SDG&E continued to consolidate Orange Grove in the first quarter of 2010.

In the second quarter, Sempra Energy and SDG&E reevaluated the provisions of ASU 2009-17 as they apply to Orange Grove. Sempra Energy and SDG&E determined that because the Orange Grove facility is a peaker plant, it operates infrequently to meet peak power needs. We believe that the owners of Orange Grove retain the most significant economic power through their control over operations and maintenance of the plant, which impacts the capacity payments under the agreement that are expected to have the greatest effect on the overall economic performance of the entity.  Accordingly, SDG&E does not have the right to direct activities that most significantly impact the economic performance of Orange Grove, and Sempra Energy and SDG&E should not consolidate Orange Grove, but instead should record the agreement as a capital lease. The effect of this change has no effect on Sempra Energy’s or SDG&E’s earnings and is not material to their previously issued financial statements.

Presentation of Restricted Cash

In Sempra Energy’s previously issued financial statements, we presented all restricted cash as a current asset on the balance sheet. At both September 30, 2010 and December 31, 2009, $27 million of restricted cash represents funds held in trust for construction financing of certain natural gas storage facilities of Sempra Pipelines & Storage. Because this restricted cash will be expended for construction of long-lived assets, we have concluded that these amounts should be presented as a noncurrent asset.  At September 30, 2010, this restricted cash is presented as Restricted Cash under Investments and Other Assets on the Condensed Consolidated Balance Sheet. We believe that the effect of presentation of restricted cash is not material to the previously issued balance sheets and have not corrected the classification of the restricted cash amount at December 31, 2009. The presentation of restricted cash on the balance sheet has no impact on earnings or cash flows for any period presented.

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

The following table summarizes the consideration paid in the acquisition and the recognized amounts of the assets acquired and liabilities assumed at April 30, 2010:

(Dollars in millions)
Cash consideration (fair value of total consideration)	$307
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	15
Accounts receivable	4
Investment in equity method investee	256
Property, plant & equipment	25
Other liabilities	(11)
Total identifiable net assets	289
Goodwill(1)	$18

Acquisition-related costs (included in Other Operation and Maintenance expense in the Condensed Consolidated Statements of Operations for the nine months
ended September 30, 2010)	$1
(1)

The goodwill, which represents the residual of the consideration paid over the identifiable net assets, is assigned to the Sempra Pipelines & Storage segment and is attributed to the strategic value of the transaction.  None of the goodwill recorded is deductible in Mexico for income tax purposes.

Included in our Condensed Consolidated Statements of Operations are revenues and earnings of $4 million and $12 million, respectively, for the period May 1, 2010 to September 30, 2010 related to the assets acquired from El Paso Corporation, including revenues and earnings of $3 million and $7 million, respectively, for the three months ended September 30, 2010. Proforma impacts on revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2009 were immaterial.

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

Excluding the impairment charge discussed below, for the three months and nine months ended September 30, 2010, we recorded pretax equity earnings of $24 million and $15 million, respectively, from RBS Sempra Commodities. Pretax equity earnings from RBS Sempra Commodities were $105 million and $384 million for the three months and nine months ended September 30, 2009, respectively. The partnership income that is distributable to us on an annual basis is computed on the partnership's basis of accounting, International Financial Reporting Standards (IFRS), as adopted by the European Union. For the three months and nine months ended September 30, 2010, our share of distributable income, on an IFRS basis, was $22 million and $53 million, respectively. In the three months and nine months ended September 30, 2009, our share of distributable income, on an IFRS basis, was $60 million and $276 million, respectively. In the second quarter of 2010, we received the remaining distribution of 2009 partnership income of $198 million. In the first nine months of 2009, we received cash distributions from the partnership of $407 million. We discuss the equity method investment in RBS Sempra Commodities further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

In November 2009, our partner in the joint venture, The Royal Bank of Scotland (RBS), announced its intention to divest its interest in RBS Sempra Commodities in connection with a directive from the European Commission to dispose of certain assets. In February 2010, Sempra Energy, RBS and the partnership entered into an agreement with J.P. Morgan Ventures Energy Corporation (J.P. Morgan Ventures), a unit of J.P. Morgan Chase & Co. (JP Morgan), for J.P. Morgan Ventures to purchase the global metals and oil businesses and the European natural gas and power business from the joint venture. This transaction was completed on July 1, 2010, and we received the majority of the proceeds in early July 2010 and the remainder in September 2010. The purchase price was $1.6 billion, and our share of the proceeds was approximately $1 billion, including distributions of 2009 partnership income attributable to the businesses sold, which were $134 million of the $198 million in distributions we received in April 2010.

This sale to J.P. Morgan Ventures did not include RBS Sempra Commodities' North American power and natural gas trading businesses and its retail energy solutions business. In September 2010, Noble Group Ltd. (Noble Group) agreed to acquire the U.S. retail commodity marketing business of the RBS Sempra Commodities joint venture for $318 million in cash, plus assumption of all debt, and the transaction closed on November 1, 2010. In October 2010, J.P. Morgan Ventures agreed to purchase, subject to regulatory approval, most of the remaining assets of RBS Sempra Commodities for approximately $220 million. The assets to be sold include the joint venture’s wholesale natural gas and power trading agreements, as well as over-the-counter and exchange-traded transactions, with counterparties across North America. The counterparties include natural gas producers, pipeline and storage providers, power plants, regasification facilities, utilities and municipal customers. The sale is expected to close before year-end and will complete the divestiture of the remaining principal assets of RBS Sempra Commodities.

We expect our share of the proceeds from the sales of all of the partnership businesses and related cash distributions to total $1.8 billion to $1.9 billion. This includes approximately $1.3 billion expected from the announced transactions, plus $500 million to $600 million consisting primarily of cash and accounts receivable, as well as net margin that is expected to be collected as customers are transferred to JP Morgan. The transfer of all accounts to JP Morgan will be done as soon as possible following closing, but is expected to continue into 2011.

Projected cash distributions from RBS Sempra Commodities are net of expected transition costs and are not expected to fully recover the goodwill included in the carrying value of our investment in the partnership. Accordingly, we recorded a pretax non-cash charge of $305 million ($139 million after-tax) for the three months and nine months ended September 30, 2010 to reduce our investment in RBS Sempra Commodities. This charge is included in Equity Earnings (Losses) from RBS Sempra Commodities LLP on the Condensed Consolidated Statements of Operations. The fair value of our investment in RBS Sempra Commodities was significantly impacted by unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements, which we discuss below in Note 8. The inputs included estimated future cash distributions expected from the partnership, excluding the impact of costs anticipated for transactions that have not closed as of September 30, 2010. The investment balance of $825 million at September 30, 2010 reflects our portion of the partnership’s earnings, distributions received from the partnership and the non-cash charge to bring the investment to fair value.

The following table shows summarized financial information for RBS Sempra Commodities (on a GAAP basis):

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Gross revenues and fee income	$72	$291	$466	$1,167
Gross profit	74	268	446	1,096
Income (loss) from continuing operations	(7)	115	(20)	504
Partnership net income (loss)	(7)	115	(20)	504

We provide information regarding the Sempra Commodities segment in Note 11.

SEMPRA PIPELINES & STORAGE

In the first quarter 2010, Sempra Pipelines & Storage contributed $65 million to Rockies Express, a joint venture to own and operate the Rockies Express Pipeline, to complete the construction phase of the project. Sempra Pipelines & Storage contributed $315 million and $527 million in the three months and nine months ended September 30, 2009, respectively. We discuss this investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Pipelines & Storage owns 43 percent of two Argentine natural gas utility holding companies, Sodigas Pampeana and Sodigas Sur. The Argentine economic decline and government responses (including Argentina’s unilateral, retroactive abrogation of utility agreements early in 2002) continue to adversely affect the operations of these Argentine utilities. In 2002, Sempra Pipelines & Storage initiated arbitration proceedings at the International Center for the Settlement of Investment Disputes (ICSID) under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments that has resulted from Argentine governmental actions. In September 2007, the tribunal awarded us compensation of $172 million, which included interest up to the award date. In January 2008, Argentina filed an action at the ICSID seeking to annul the award. In June 2010, the Annulment Committee granted Argentina’s petition for annulment of the award. This action did not impact our earnings, as we did not record the original award pending assurance of collectability. On November 3, 2010, Sempra Pipelines & Storage resubmitted arbitration proceedings against Argentina before the ICSID on the same and similar grounds as the 2002 filing.

In a separate but related proceeding related to our political risk insurance policy, we negotiated a $48 million settlement that was collected in September 2010. The proceeds from the settlement are reported in Other Income, Net, on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010.

We continue to actively pursue the sale of our investments in the two Argentine companies. In September 2010, we concluded that, although the ICSID claim had been annulled as discussed above, rate increases sought in Argentina would continue to be delayed. We believe this continued uncertainty has impacted the fair value of our net investment in the two Argentine companies, and recorded a non-cash impairment charge of $24 million, which is reported in Equity Earnings (Losses), Net of Income Tax, on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010. The Sodigas Pampeana and Sodigas Sur fair value was significantly impacted by unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements, which we discuss below in Note 8. The inputs included discount rates and estimated future cash flows. Such cash flows considered the value of those businesses with positive cash flows, the value of the non-operating assets, and the probability-weighted value of anticipated rate increases, considering both the timing and magnitude of such increases.

SEMPRA GENERATION

Sempra Generation and BP Wind Energy currently hold 50-percent ownership interests in Fowler Ridge II Wind Farm LLC (Fowler Ridge), a joint venture which operates a 200-MW wind farm project located in Benton County, Indiana. As of December 2009, Sempra Generation had invested $235 million in the joint venture.  In August 2010, Sempra Generation received a $180 million return of capital from Fowler Ridge. We discuss this further in Note 6 below and provide additional information in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements).  SDG&E’s obligation to absorb natural gas costs may be a significant variable interest.  In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based upon our analysis, the ability to direct the dispatch of electricity may have the most significant impacts on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E 1) is obligated to purchase and provide fuel to operate the facility, 2) has the power to direct the dispatch, and 3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If we determine that SDG&E is the primary beneficiary, Sempra Energy and SDG&E consolidate the entity that owns the facility as a VIE, as we discuss below.

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

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Sempra Energy and SDG&E have consolidated Otay Mesa VIE since the second quarter of 2007, and have continued to consolidate it through the third quarter of 2010. Otay Mesa VIE's equity of $107 million at September 30, 2010 and $146 million at December 31, 2009 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $367 million at September 30, 2010, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC's property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

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

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Service cost	$20	$17	$5	$7
Interest cost	41	42	14	14
Expected return on assets	(36)	(34)	(12)	(11)
Amortization of:
Prior service cost	1	1	-	-
Actuarial loss	8	6	2	1
Regulatory adjustment	5	(14)	1	1
Total net periodic benefit cost	$39	$18	$10	$12
	Nine months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$62	$56	$20	$21
Interest cost	125	127	43	43
Expected return on assets	(108)	(104)	(35)	(35)
Amortization of:
Prior service cost (credit)	3	3	(1)	(1)
Actuarial loss	23	18	6	3
Regulatory adjustment	(14)	(53)	5	5
Total net periodic benefit cost	$91	$47	$38	$36

NET PERIODIC BENEFIT COST -- SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Service cost	$7	$5	$2	$2
Interest cost	12	12	2	3
Expected return on assets	(11)	(8)	(2)	(1)
Amortization of:
Prior service cost	-	-	1	1
Actuarial loss	3	4	-	-
Regulatory adjustment	3	(2)	-	-
Total net periodic benefit cost	$14	$11	$3	$5
	Nine months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$21	$17	$5	$5
Interest cost	36	36	7	7
Expected return on assets	(32)	(24)	(5)	(3)
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss	9	12	-	-
Regulatory adjustment	(2)	(16)	1	1
Total net periodic benefit cost	$33	$26	$11	$13

NET PERIODIC BENEFIT COST -- SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Service cost	$11	$9	$3	$6
Interest cost	25	25	11	11
Expected return on assets	(23)	(24)	(9)	(10)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss	2	-	2	1
Regulatory adjustment	2	(10)	1	1
Total net periodic benefit cost	$18	$1	$7	$8
	Nine months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$34	$31	$13	$15
Interest cost	74	74	34	34
Expected return on assets	(68)	(70)	(29)	(31)
Amortization of:
Prior service cost (credit)	2	2	(3)	(3)
Actuarial loss	7	-	6	3
Regulatory adjustment	(12)	(35)	4	4
Total net periodic benefit cost	$37	$2	$25	$22

Benefit Plan Contributions

The following table shows our year-to-date contributions to our pension and other postretirement benefit plans and the amounts we expect to contribute in 2010:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through September 30, 2010:
Pension plans	$91	$35	$37
Other postretirement benefit plans	39	12	26
Total expected contributions in 2010:
Pension plans	$163	$62	$72
Other postretirement benefit plans	52	15	33

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and nine months ended September 30, 2010 and 2009. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Earnings	$131	$317	$459	$831

Denominator:
Weighted-average common shares
outstanding for basic EPS	246,668	243,925	246,513	242,806
Dilutive effect of stock options, restricted
stock awards and restricted stock units	3,143	4,536	3,260	4,069
Weighted-average common shares
outstanding for diluted EPS	249,811	248,461	249,773	246,875

Earnings per share:
Basic	$0.53	$1.30	$1.86	$3.42
Diluted	$0.53	$1.27	$1.84	$3.37

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits or minus tax shortfalls related to the options are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period. We had 2,132,975 and 2,158,528 such stock options outstanding during the three months and nine months ended September 30, 2010, respectively. We had 1,505,096 and 1,507,361 such stock options outstanding during the three months and nine months ended September 30, 2009, respectively.

We had 10,800 and 8,407 stock options outstanding during the three months and nine months ended September 30, 2010, respectively, that were anti-dilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method. We had 890,781 such anti-dilutive stock options during the nine months ended September 30, 2009 and none for the three months ended September 30, 2009.

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

COMMON STOCK REPURCHASE PROGRAM

In September 2010, we entered into a Collared Accelerated Share Acquisition Program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The total number of shares purchased (subject to a minimum of 8,078,000 shares and maximum of 10,321,889 shares) will be determined by dividing the $500 million purchase price by the volume-weighted average trading prices of shares of our common stock during a valuation period, minus a fixed discount and subject to a minimum and maximum price set during a hedging period. The program may extend into the first quarter of 2011.

Our outstanding shares used to calculate earnings per share are reduced by the number of shares repurchased when they are delivered to us, and the $500 million purchase price was recorded as a reduction in shareholders’ equity upon its prepayment. We received 5,670,006 shares during the quarter ended September 30, 2010, and 2,407,994 shares on October 4, 2010. We will receive any additional repurchased shares above the minimum at the end of the valuation period, which will continue until the program is completed.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $4 million for both the three months ended September 30, 2010 and 2009, and $17 million and $15 million for the nine months ended September 30, 2010 and 2009, respectively. Pursuant to our share-based compensation plans, we granted 687,600 non-qualified stock options and 773,616 restricted stock units during the nine months ended September 30, 2010, primarily in January 2010.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, at the Sempra Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months and nine months ended September 30, 2010 and 2009.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sempra Energy Consolidated:
AFUDC related to debt	$6	$4	$16	$11
AFUDC related to equity	13	10	40	28
Other capitalized financing costs	9	15	27	62
Total Sempra Energy Consolidated	$28	$29	$83	$101
SDG&E:
AFUDC related to debt	$5	$3	$12	$7
AFUDC related to equity	11	8	30	21
Other capitalized financing costs	-	2	-	4
Total SDG&E	$16	$13	$42	$32
SoCalGas:
AFUDC related to debt	$1	$1	$4	$4
AFUDC related to equity	2	2	10	7
Other capitalized financing costs	-	1	-	1
Total SoCalGas	$3	$4	$14	$12

COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income.

COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)(2)	$133	$(6)	$127	$319	$(17)	$302
Foreign currency translation
adjustments	53	-	53	(11)	-	(11)
Financial instruments	(3)	1	(2)	(5)	-	(5)
Available-for-sale securities	4	-	4	8	-	8
Net actuarial gain	1	-	1	2	-	2
Comprehensive income (loss)	$188	$(5)	$183	$313	$(17)	$296
SDG&E:
Net income (loss)	$108	$(5)	$103	$110	$(18)	$92
Financial instruments	-	1	1	-	-	-
Comprehensive income (loss)	$108	$(4)	$104	$110	$(18)	$92
PE:
Net income(2)	$79	$-	$79	$73	$-	$73
Financial instruments	1	-	1	-	-	-
Comprehensive income	$80	$-	$80	$73	$-	$73
SoCalGas:
Net income	$78	$-	$78	$74	$-	$74
Financial instruments	1	-	1	-	-	-
Comprehensive income	$79	$-	$79	$74	$-	$74

COMPREHENSIVE INCOME (Continued)
(Dollars in millions)
	Nine months ended September 30,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)(2)	$466	$(34)	$432	$838	$(22)	$816
Foreign currency translation
adjustments	32	-	32	69	-	69
Financial instruments	(12)	5	(7)	18	(3)	15
Available-for-sale securities	1	-	1	21	-	21
Net actuarial gain	4	-	4	4	-	4
Comprehensive income (loss)	$491	$(29)	$462	$950	$(25)	$925
SDG&E:
Net income (loss)	$268	$(34)	$234	$281	$9	$290
Financial instruments	-	5	5	2	(3)	(1)
Net actuarial gain	1	-	1	1	-	1
Comprehensive income (loss)	$269	$(29)	$240	$284	$6	$290
PE:
Net income(2)	$215	$-	$215	$195	$-	$195
Financial instruments	2	-	2	2	-	2
Comprehensive income	$217	$-	$217	$197	$-	$197
SoCalGas:
Net income	$213	$-	$213	$199	$-	$199
Financial instruments	2	-	2	2	-	2
Comprehensive income	$215	$-	$215	$201	$-	$201
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.
(2)	Before preferred dividends of subsidiaries.

The amounts for comprehensive income in the table above are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$(1)	$-	$(1)	$(2)	$-	$(2)
Available-for-sale securities	-	-	-	6	-	6
Net actuarial gain	1	-	1	-	-	-
SDG&E:
Financial instruments	$-	$-	$-	$-	$-	$-
PE:
Financial instruments	$1	$-	$1	$-	$-	$-
SoCalGas:
Financial instruments	$1	$-	$1	$-	$-	$-

	Nine months ended September 30,
	2010			2009
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$(7)	$-	$(7)	$12	$-	$12
Available-for-sale securities	(1)	-	(1)	10	-	10
Net actuarial gain	3	-	3	2	-	2
SDG&E:
Financial instruments	$-	$-	$-	$1	$-	$1
PE:
Financial instruments	$2	$-	$2	$1	$-	$1
SoCalGas:
Financial instruments	$2	$-	$2	$1	$-	$1
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy and SDG&E shareholders’ equity and noncontrolling interests for the nine months ended September 30, 2010 and 2009. There were no changes in the equity of PE's noncontrolling interests for the three months or nine months ended September 30, 2010 or 2009.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2009	$9,007	$244	$9,251
Comprehensive income (loss)	491	(29)	462
Share-based compensation expense	31	-	31
Common stock dividends declared	(287)	-	(287)
Preferred dividends of subsidiaries	(7)	-	(7)
Issuance of common stock	53	-	53
Tax benefit related to share-based compensation	3	-	3
Repurchase of common stock	(502)	-	(502)
Common stock released from ESOP	13	-	13
Distributions to noncontrolling interests	-	(10)	(10)
Balance at September 30, 2010	$8,802	$205	$9,007
Balance at December 31, 2008	$7,969	$340	$8,309
Comprehensive income (loss)	950	(25)	925
Purchase of noncontrolling interest in subsidiary	(10)	(84)	(94)
Share-based compensation expense	28	-	28
Common stock dividends declared	(287)	-	(287)
Preferred dividends of subsidiaries	(7)	-	(7)
Issuance of common stock	81	-	81
Tax benefit related to share-based compensation	10	-	10
Common stock released from ESOP	11	-	11
Equity contributed by noncontrolling interests	-	7	7
Balance at September 30, 2009	$8,745	$238	$8,983

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholders'	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2009	$2,739	$146	$2,885
Comprehensive income (loss)	269	(29)	240
Preferred stock dividends declared	(4)	-	(4)
Distributions to noncontrolling interest	-	(10)	(10)
Balance at September 30, 2010	$3,004	$107	$3,111
Balance at December 31, 2008	$2,542	$128	$2,670
Comprehensive income	284	6	290
Common stock dividends declared	(150)	-	(150)
Preferred stock dividends declared	(4)	-	(4)
Equity contributed by noncontrolling interest	-	7	7
Balance at September 30, 2009	$2,672	$141	$2,813

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra Pipelines & Storage has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of Sempra Pipelines & Storage’s Argentine investments, which we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The loan to Camuzzi Gas del Sur S.A. has a $28 million balance outstanding at a variable interest rate (7.29 percent as ofSeptember 30, 2010). In May 2010, the maturity date of the loan was extended from June 2010 to June 30, 2011. The loan is fully reserved at September 30, 2010.

Investments

In November 2009, Sempra Pipelines & Storage purchased $50 million of 2.75-percent bonds issued by Chilquinta Energía S.A., an unconsolidated affiliate, that are adjusted for Chilean inflation. The bonds mature on October 30, 2014. The carrying value of the bonds after the effect of foreign currency translation was $55 million at September 30, 2010.  We discuss this investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E, PE AND SOCALGAS
(Dollars in millions)
	September 30,	December 31,
	2010	2009
SDG&E
Current:
Due from Sempra Energy	$-	$2
Due from SoCalGas	3	3
Due from various affiliates	1	3
	$4	$8

Due to Sempra Energy	$21	$-

Income taxes due from Sempra Energy(1)	$(92)	$(37)

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.13% at December 31, 2009)	$-	$2

Pacific Enterprises
Current:
Due from Sempra Energy	$113	$7
Due from various affiliates	5	5
	$118	$12

Due to affiliate	$84	$84
Due to SDG&E	3	3
	$87	$87

Income taxes due to (from) Sempra Energy(1)	$1	$(2)

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.17% at September 30, 2010)	$504	$513

SoCalGas
Current:
Due from Sempra Energy	$118	$6

Due to SDG&E	$3	$3

Income taxes due to (from) Sempra Energy(1)	$5	$(2)
(1)

SDG&E, PE and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies' having always filed a separate return.

Revenues from unconsolidated affiliates at the Sempra Utilities are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT THE SEMPRA UTILITIES
(Dollars in millions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
SDG&E	$1	$2	$6	$6
SoCalGas	11	9	32	24

Transactions with RBS Sempra Commodities

Several of our business units engage in transactions with RBS Sempra Commodities. Amounts in our Condensed Consolidated Financial Statements related to these transactions are as follows:

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Sempra LNG(1)	$60	$16	$199	$21
Sempra Commodities	6	7	19	11
SDG&E	-	2	-	2
SoCalGas	1	3	8	6
Sempra Generation	4	(15)	-	(6)
Total revenues	$71	$13	$226	$34

Cost of natural gas:
Sempra LNG	$63	$-	$208	$-
Sempra Generation	30	-	58	-
SoCalGas	10	1	33	6
Sempra Pipelines & Storage	6	5	22	15
SDG&E	1	-	2	-
Total cost of natural gas	$110	$6	$323	$21

			September 30,	December 31,
			2010	2009
Fixed-price contracts and other derivatives - Net Asset (Liability):
Sempra Generation			$28	$7
Sempra LNG			(36)	(47)
Total			$(8)	$(40)

Due to unconsolidated affiliates:
Sempra Generation			$8	$13
Sempra LNG			-	13
Sempra Pipelines & Storage			2	3
Total			$10	$29

Due from unconsolidated affiliates:
Sempra Commodities			$1	$1
Sempra Generation			7	22
Sempra LNG			17	15
Parent and other			5	3
Total			$30	$41
(1)

Includes (losses) gains of $(3) million and $11 million for the three months and nine months ended September 30, 2010, respectively, and losses of $6 million and $5 million for the three months and nine months ended September 30, 2009, respectively, related to a natural gas sales agreement with RBS Sempra Commodities which is subject to mark-to-market accounting. Under this agreement, which extends for five years beginning September 1, 2009, RBS Sempra Commodities will market natural gas that Sempra LNG purchases and does not sell under other contracts.

WRITE-OFF OF LONG-LIVED ASSETS

In the second quarter of 2009, we recorded a pretax write-off of $132 million related to certain assets at one of Sempra Pipelines & Storage’s Liberty Gas Storage natural gas storage projects. Sempra Pipelines & Storage owns a 75-percent interest in the partnership that is developing the project. Our partner’s 25-percent share of the pretax charge was $33 million, which is included in Losses Attributable to Noncontrolling Interests on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009. The impact to our net income and to our earnings was $97 million and $64 million, respectively, for the nine months ended September 30, 2009. We discuss this write-off further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME (EXPENSE), NET

Other Income (Expense), Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$13	$10	$40	$28
Investment gains(1)	10	20	15	40
Gains (losses) on interest rate instruments(2)	(17)	(10)	(40)	19
Regulatory interest, net	1	4	-	4
Sundry, net(3)	59	-	67	6
Total	$66	$24	$82	$97
SDG&E:
Allowance for equity funds used during construction	$11	$8	$30	$21
Gains (losses) on interest rate instruments(2)	(17)	(11)	(51)	19
Regulatory interest, net	-	5	-	5
Sundry, net	4	(1)	3	-
Total	$(2)	$1	$(18)	$45
SoCalGas and PE:
Allowance for equity funds used during construction	$2	$2	$10	$7
Regulatory interest, net	-	(1)	-	(1)
Sundry, net	-	(2)	(2)	(2)
Total at SoCalGas	2	(1)	8	4
Additional at PE:
Sundry, net	-	(3)	-	(3)
Total at PE	$2	$(4)	$8	$1
(1)

Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2)	Related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.
(3)	Amounts in 2010 include proceeds from a legal settlement of $48 million, as we discuss in Note 4.

INCOME TAXES

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,
	2010		2009
	Income Tax Expense	Effective Income	Income Tax	Effective Income
	(Benefit)	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$(32)	(32)%	$128	31%
SDG&E	56	35	53	37
PE	42	35	41	36
SoCalGas	42	35	42	36
	Nine months ended September 30,
	2010		2009
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$85	18%	$327	30%
SDG&E	131	36	141	33
PE	132	38	117	38
SoCalGas	132	38	115	37

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

The change in effective income tax rate for the three months ended September 30, 2010 was primarily due to:

▪higher planned investment tax credits;

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪higher pretax income (including a $175 million gain related to our share of the RBS Sempra Commodities sale to J.P. Morgan Ventures on July 1, 2010) in countries with lower statutory rates; offset by

▪$11 million state income tax expense related to our exit from the RBS Sempra Commodities business;

▪lower favorable impact from the resolution of prior years' income tax issues;

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; and

▪$5 million tax expense in 2010 compared to $3 million tax benefit in 2009 due to Mexican currency translation and inflation adjustments.

For the nine months ended September 30, 2010, the effective income tax rate decreased primarily due to:

▪higher planned investment tax credits;

▪higher deductions for self-developed software costs;

▪higher pretax income (including a $175 million gain related to our share of the RBS Sempra Commodities sale to J.P. Morgan Ventures on July 1, 2010) in countries with lower statutory rates; and

▪higher exclusions from taxable income of the equity portion of AFUDC; offset by

▪$11 million state income tax expense related to our exit from the RBS Sempra Commodities business;

▪lower favorable impact from the resolution of prior years' income tax issues;

▪a $16 million write-down of the deferred tax assets related to other postretirement benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy;

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; and

▪$4 million higher tax expense in 2010 due to Mexican currency translation and inflation adjustments.

SDG&E

The decrease in SDG&E's effective income tax rate for the three months ended September 30, 2010 was primarily due to:

▪the impact of Otay Mesa VIE;

▪a decrease in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes;

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪higher favorable impact from the resolution of prior years' income tax issues; offset by

▪lower deductions for self-developed software costs;

▪lower deductions for other postretirement benefits; and

▪lower utility repair allowance.

For the nine months ended September 30, 2010, the increase in SDG&E's effective income tax rate was primarily due to:

▪the impact of Otay Mesa VIE;

▪a $3 million write-down of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above;

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes;

▪lower deductions for other postretirement benefits; and

▪lower utility repair allowance; offset by

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪higher favorable impact from the resolution of prior years' income tax issues.

SDG&E's results include Otay Mesa VIE, which is consolidated, and therefore, SDG&E's effective income tax rate is impacted by the VIE’s stand-alone effective income tax rate.

PE and SoCalGas

The decrease in PE's and SoCalGas' effective income tax rates for the three months ended September 30, 2010 was primarily due to:

▪higher deductions for self-developed software costs; offset by

▪lower deductions for other postretirement benefits; and

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

For the nine months ended September 30, 2010, the increase in SoCalGas’ effective income tax rate was primarily due to:

▪a $13 million write-down of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above;

▪lower deductions for other postretirement benefits; and

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪higher deductions for self-developed software costs; and

▪higher exclusions from taxable income of the equity portion of AFUDC.

Although it did not change year-over-year, these fluctuations are also reflected in PE’s effective income tax rate.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At September 30, 2010, Sempra Energy Consolidated had $4.3 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which we detail below. Available unused credit on these lines at September 30, 2010 was $3.4 billion. In October 2010, we entered into new credit agreements to replace our previous principal credit agreements. The new agreements have a longer term and, in light of our exit from the commodities joint venture which we discuss in Note 4, a lower credit commitment by $500 million (at Sempra Global).

Sempra Energy

In October 2010, Sempra Energy entered into a new $1 billion, four-year syndicated revolving credit agreement expiring in October 2014, replacing the previous $1 billion three-year credit agreement scheduled to expire in 2011. Citibank, N.A. serves as administrative agent for the syndicate of 23 lenders. No single lender has greater than a 7-percent share.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy's credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. The facility also provides for issuance of up to $400 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

Under the previous credit agreement at September 30, 2010, Sempra Energy had no outstanding borrowings supported by the facility.

Sempra Global

In October 2010, Sempra Global entered into a new $2 billion, four-year syndicated revolving credit agreement expiring in October 2014, replacing the previous $2.5 billion three-year credit agreement scheduled to expire in 2011. Citibank, N.A. serves as administrative agent for the syndicate of 23 lenders. No single lender has greater than a 7-percent share.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter.

Under the previous credit agreement at September 30, 2010, Sempra Global had $7 million of letters of credit outstanding, $38 million of variable-rate demand notes outstanding, and $574 million of commercial paper outstanding supported by the facility.

Sempra Utilities

In October 2010, SDG&E and SoCalGas entered into a new combined $800 million, four-year syndicated revolving credit agreement expiring in October 2014, replacing the previous $800 million three-year credit agreement scheduled to expire in 2011. JPMorgan Chase Bank serves as administrative agent for the syndicate of 22 lenders. No single lender has greater than a 7-percent share. The agreement permits each utility to individually borrow up to $600 million, subject to a combined limit of $800 million for both utilities. It also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $200 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit.

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility's credit rating. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

Under the previous credit agreement at September 30, 2010, SDG&E and SoCalGas had no outstanding borrowings and SDG&E had $25 million of letters of credit outstanding and $237 million variable-rate demand notes outstanding supported by the facility. Available unused credit on the lines at September 30, 2010 was $338 million at SDG&E and $538 million at SoCalGas; SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

GUARANTEES

RBS Sempra Commodities

As we discuss in Note 4, Sempra Energy, RBS and RBS Sempra Commodities have completed the sale of certain businesses within the partnership, and there is one pending transaction for the sale of the remaining principal assets expected to close before year-end. In connection with each of these transactions, the buyers are, subject to certain qualifications, obligated to replace any guarantees that we have issued in connection with the applicable businesses sold with guarantees of their own. During the process of replacing the guarantees, they are obligated to indemnify us in accordance with the applicable transaction documents for any claims or losses in connection with the guarantees that we issued in connection with the businesses sold. With respect to the transaction with Noble Group, for those guarantees that Noble Group is not able to replace, we have agreed to allow Noble Group to continue trading under such guarantees until June 1, 2011.

We have indemnified the partnership for certain litigation and tax liabilities related to the businesses purchased by the partnership. We recorded these obligations at a fair value of $5 million on April 1, 2008, the date we formed the partnership. This liability is being amortized over its expected life. Certain of these obligations may be remeasured when the indemnity is reissued to the buyers of the Sempra Commodities businesses.

RBS is obligated to provide RBS Sempra Commodities with all working-capital requirements and credit support. However, as a transitional measure, we continue to provide back-up guarantees for a portion of RBS Sempra Commodities’ trading obligations. Some of these back-up guarantees may continue for a prolonged period of time. RBS, which is controlled by the government of the United Kingdom, has fully indemnified us for any claims or losses in connection with these arrangements.

RBS Sempra Commodities’ net trading liabilities supported by Sempra Energy’s guarantees at September 30, 2010 were $561 million, consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

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

Sempra Generation and BP Wind Energy currently hold 50-percent ownership interests in Fowler Ridge. In August 2010, Fowler Ridge obtained a $348 million term loan expiring in August 2022. The proceeds were used to return $180 million of each owner’s investment in the joint venture. The loan agreement requires Sempra Generation and BP Wind Energy to return cash to the project in the event that the project does not meet certain cash flow criteria or in the event that the project’s debt service and operation and maintenance reserve accounts are not maintained at specific thresholds. Sempra Generation recorded a liability of $9 million for its obligation associated with the cash flow requirements, which constitutes a guarantee. The outstanding loan is not separately guaranteed by the partners. We provide additional information about the investment in Note 4 above and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 0.39 percent and 0.79 percent at September 30, 2010 and December 31, 2009, respectively. The short-term debt outstanding at SDG&E at December 31, 2009 was a non-interest bearing loan at Orange Grove.

LONG-TERM DEBT

In August 2010, SDG&E publicly offered and sold $500 million of 4.50-percent first mortgage bonds, maturing in 2040.

In May 2010, SDG&E publicly offered and sold $250 million of 5.35-percent first mortgage bonds, maturing in 2040.

SDG&E has two power purchase agreements with peaker plant facilities that went into commercial operation in June 2010 and are accounted for as capital leases. As of September 30, 2010, capital lease obligations for these leases, each with a 25-year term, were $181 million.

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

▪From time to time, our various businesses, including the Sempra Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes as of September 30, 2010 as follows:

Business Unit and Commodity	Volume
Sempra Utilities:
SDG&E:
Natural gas	48 million MMBtu	(1)
Congestion revenue rights	19 million MWh	(2)

Sempra Global:
Sempra LNG - natural gas	7 million MMBtu
Sempra Pipelines & Storage - natural gas	1 million MMBtu
Sempra Generation - electric power	1 million MWh
(1)	Million British thermal units
(2)	Megawatt hours

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

The net notional amounts of our interest rate derivatives as of September 30, 2010 were:

	September 30, 2010
(Dollars in millions)	Notional Debt	Maturities
Sempra Energy Consolidated(1)	$215-355	2011-2019
SDG&E(1)	285-372	2019
SoCalGas	150	2011
(1)	Includes Otay Mesa VIE. All of SDG&E's interest rate derivatives relate to Otay Mesa VIE.

FINANCIAL STATEMENT PRESENTATION

The following table provides the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2010
				Deferred
				credits
	Current		Current	and other
	assets:		liabilities:	liabilities:
	Fixed-price	Investments	Fixed-price	Fixed-price
	contracts	and other	contracts	contracts
	and other	assets:	and other	and other
Derivatives designated as hedging instruments	derivatives(1)	Sundry	derivatives(2)	derivatives
Sempra Energy Consolidated:
Interest rate instruments	$3	$-	$-	$-
SoCalGas:
Interest rate instruments	$3	$-	$-	$-

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)	$9	$36	$(26)	$(92)
Commodity contracts not subject to rate recovery	90	34	(70)	(41)
Associated offsetting commodity contracts	(29)	(13)	29	13
Commodity contracts subject to rate recovery	12	5	(61)	(32)
Associated offsetting commodity contracts	(53)	(30)	53	30
Total	$29	$32	$(75)	$(122)
SDG&E:
Interest rate instruments(3)	$-	$-	$(17)	$(62)
Commodity contracts subject to rate recovery	8	5	(48)	(32)
Associated offsetting commodity contracts	(48)	(30)	48	30
Total	$(40)	$(25)	$(17)	$(64)
SoCalGas:
Commodity contracts subject to rate recovery	$4	$-	$(5)	$-
Associated offsetting commodity contracts	(5)	-	5	-
Total	$(1)	$-	$-	$-

	December 31, 2009
				Deferred
				credits
	Current		Current	and other
	assets:		liabilities:	liabilities:
	Fixed-price	Investments	Fixed-price	Fixed-price
	contracts	and other	contracts	contracts
	and other	assets:	and other	and other
Derivatives designated as hedging instruments	derivatives(1)	Sundry	derivatives(2)	derivatives
Sempra Energy Consolidated:
Interest rate instruments	$12	$2	$-	$-
Commodity contracts not subject to rate recovery	1	-	-	-
Total	$13	$2	$-	$-
SoCalGas:
Interest rate instruments	$6	$2	$-	$-

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)	$9	$15	$(25)	$(33)
Commodity contracts not subject to rate recovery	74	30	(64)	(42)
Associated offsetting commodity contracts	(34)	(6)	34	6
Commodity contracts subject to rate recovery	20	7	(20)	(13)
Associated offsetting commodity contracts	(14)	(9)	14	9
Total	$55	$37	$(61)	$(73)
SDG&E:
Interest rate instruments(3)	$-	$-	$(17)	$(26)
Commodity contracts subject to rate recovery	18	7	(13)	(9)
Associated offsetting commodity contracts	(13)	(9)	13	9
Total	$5	$(2)	$(17)	$(26)
SoCalGas:
Commodity contracts subject to rate recovery	$2	$-	$(1)	$-
Associated offsetting commodity contracts	(1)	-	1	-
Total	$1	$-	$-	$-
(1)	Included in Current Assets: Other for SoCalGas.
(2)	Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivative recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2010	2009	2010	2009
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$2	$5	$9	$5
Interest rate instruments	Other Income, Net	(2)	(5)	(11)	(12)
Total(1)		$-	$-	$(2)	$(7)
SoCalGas:
Interest rate instrument	Interest Expense	$2	$(5)	$5	$(5)
Interest rate instrument	Other Income, Net	(2)	(1)	(4)	(3)
Total(1)		$-	$(6)	$1	$(8)
(1)

There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized			Gain (loss) reclassified from AOCI
	in OCI (effective portion)			into earnings (effective portion)
	Three months ended September 30,			Three months ended September 30,
	2010	2009	Location	2010	2009
Sempra Energy Consolidated:
Interest rate instruments(1)	$-	$(8)	Interest Expense	$(2)	$4
Commodity contracts not			Revenues: Sempra Global
subject to rate recovery	-	-	and Parent	-	2
Commodity contracts not			Cost of Natural Gas, Electric
subject to rate recovery	-	(3)	Fuel and Purchased Power	-	(1)
Commodity contracts not			Equity Earnings (Losses): RBS
subject to rate recovery	1	-	Sempra Commodities LLP	7	-
Total	$1	$(11)		$5	$5
SDG&E:
Interest rate instruments(1)	$-	$-	Interest Expense	$(1)	$6
SoCalGas:
Interest rate instruments	$-	$-	Interest Expense	$(1)	$(1)

	Pretax gain (loss) recognized			Gain (loss) reclassified from AOCI
	in OCI (effective portion)			into earnings (effective portion)
	Nine months ended September 30,			Nine months ended September 30,
	2010	2009	Location	2010	2009
Sempra Energy Consolidated:
Interest rate instruments(1)	$-	$13	Interest Expense	$(9)	$-
Interest rate instruments	-	-	Other Income, Net(2)	10	-
Commodity contracts not			Revenues: Sempra Global
subject to rate recovery	-	11	and Parent	-	18
Commodity contracts not			Cost of Natural Gas, Electric
subject to rate recovery	-	(5)	Fuel and Purchased Power	-	(9)
Commodity contracts not			Equity Earnings (Losses): RBS
subject to rate recovery	1	-	Sempra Commodities LLP	14	(9)
Total	$1	$19		$15	$-
SDG&E:
Interest rate instruments(1)	$-	$-	Interest Expense	$(5)	$4
SoCalGas:
Interest rate instruments	$-	$-	Interest Expense	$(4)	$(3)
(1)	Amounts in 2010 include Otay Mesa VIE. All of SDG&E's 2010 interest rate derivative activity relates to Otay Mesa VIE.
(2)

Gains reclassified into earnings due to changes in cash requirements and associated impacts on forecasted interest payments, primarily related to proceeds received from RBS Sempra Commodities. See Note 4.

Sempra Energy expects that losses of $5 million, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified to earnings depend on the commodity prices and interest rates in effect when derivative contracts that are currently outstanding mature. The maximum term over which RBS Sempra Commodities hedges forecasted natural gas purchases and sales is 63 months.

SDG&E and SoCalGas expect that losses of $6 million and $2 million, respectively, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivative recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2010	2009	2010	2009
Sempra Energy Consolidated:
Interest rate instruments(1)	Other Income, Net	$(17)	$(10)	$(50)	$19
Commodity contracts not subject
to rate recovery	Revenues: Sempra Global and Parent	15	60	45	35
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power	(7)	(49)	(22)	(30)
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(39)	(18)	(100)	(24)
Commodity contracts subject
to rate recovery	Cost of Natural Gas	(4)	-	(5)	(3)
Commodity contracts subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power	(1)	-	(4)	-
Total		$(53)	$(17)	$(136)	$(3)
SDG&E:
Interest rate instruments(1)	Other Income (Expense), Net	$(17)	$(11)	$(51)	$19
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(39)	(18)	(100)	(24)
Total		$(56)	$(29)	$(151)	$(5)
SoCalGas:
Commodity contracts subject
to rate recovery	Cost of Natural Gas	$(4)	$-	$(5)	$(3)
(1)		Related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.

CONTINGENT FEATURES

For Sempra Energy and SDG&E, certain of our derivative instruments contain credit limits which vary depending upon our credit ratings. Generally, these provisions, if applicable, may reduce our credit limit if a specified credit rating agency reduces our rating. In certain cases, if our credit ratings were to fall below investment grade, the counterparty to these derivative liability instruments could request immediate payment or demand immediate and ongoing full collateralization.

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at September 30, 2010 is $5 million. As of September 30, 2010, if the credit ratings of Sempra Energy and SDG&E were both reduced below investment grade, $5 million of additional assets could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position at September 30, 2010 is $2 million. As of September 30, 2010, if the credit ratings of SDG&E were reduced below investment grade, $2 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E, PE and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contract. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at September 30, 2010 and December 31, 2009:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$29	$58	$34	$59
Total long-term debt(2)	8,152	9,288	8,004	8,572
Due to unconsolidated affiliate	2	2	2	2
Preferred stock of subsidiaries	179	171	179	156
SDG&E:
Total long-term debt(3)	$3,308	$3,594	$2,652	$2,808
Contingently redeemable preferred stock	79	82	79	76
PE and SoCalGas:
Total long-term debt(4)	$1,266	$1,396	$1,270	$1,356

PE:
Preferred stock	$80	$69	$80	$61
Preferred stock of subsidiary	20	20	20	19

SoCalGas:
Preferred stock	$22	$21	$22	$20
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)

Before reductions for unamortized discount of $21 million at September 30, 2010 and $17 million at December 31, 2009, and excluding capital leases of $214 million at September 30, 2010 and $46 million at December 31, 2009.

(3)

Before reductions for unamortized discount of $10 million at September 30, 2010 and $4 million at December 31, 2009, and excluding capital leases of $197 million at September 30, 2010 and $20 million at December 31, 2009.

(4)

Before reductions for unamortized discount of $2 million at September 30, 2010 and $2 million at December 31, 2009, and excluding capital leases of $17 million at September 30, 2010 and $26 million at December 31, 2009.

Sempra Energy based the fair values of investments in affordable housing partnerships on the present value of estimated future cash flows, discounted at rates available for similar investments. All entities based the fair values of long-term debt and preferred stock on their quoted market prices or quoted market prices for similar securities.

Nuclear Decommissioning Trusts

We discuss SDG&E's investments in nuclear decommissioning trust funds in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2010:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$141	$24	$-	$165
Municipal bonds(2)	85	5	(1)	89
Other securities(3)	22	4	-	26
Total debt securities	248	33	(1)	280
Equity securities	240	201	(2)	439
Cash and cash equivalents	18	-	-	18
Total available-for-sale securities	$506	$234	$(3)	$737
As of December 31, 2009:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$141	$12	$(3)	$150
Municipal bonds	85	3	(3)	85
Other securities	12	1	-	13
Total debt securities	238	16	(6)	248
Equity securities	238	188	(5)	421
Cash and cash equivalents	9	-	-	9
Total available-for-sale securities	$485	$204	$(11)	$678
(1)	Maturity dates are 2011-2040.
(2)	Maturity dates are 2012-2057.
(3)	Maturity dates are 2011-2049.

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Proceeds from sales	$97	$62	$247	$150
Gross realized gains	4	-	7	4
Gross realized losses	(2)	(6)	(9)	(30)

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

The following table provides the amount of fair value of cash collateral receivables that were not offset in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(Dollars in millions)	2010	2009
Sempra Energy Consolidated	$24	$36
SDG&E	21	30
SoCalGas	3	5

Fair Value Hierarchy

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Notes 1 and 2 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the nine months ended September 30, 2010.

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. We also discuss our financial assets and liabilities recorded at fair value on a non-recurring basis. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

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

RECURRING FAIR VALUE MEASURES -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of September 30, 2010
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$439	$-	$-	$-	$439
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	132	33	-	-	165
Municipal bonds	-	89	-	-	89
Other securities	-	26	-	-	26
Total debt securities	132	148	-	-	280
Total nuclear decommissioning trusts(1)	571	148	-	-	719
Interest rate instruments	-	49	-	-	49
Commodity contracts subject to rate recovery	21	-	12	-	33
Commodity contracts not subject to rate recovery	5	79	-	(20)	64
Investments	9	-	-	-	9
Total	$606	$276	$12	$(20)	$874
Liabilities:
Interest rate instruments	$-	$117	$-	$-	$117
Commodity contracts subject to rate recovery	79	10	-	(79)	10
Commodity contracts not subject to rate recovery	-	69	-	-	69
Total	$79	$196	$-	$(79)	$196

	At fair value as of December 31, 2009
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$421	$-	$-	$-	$421
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	111	39	-	-	150
Municipal bonds	-	85	-	-	85
Other securities	-	13	-	-	13
Total debt securities	111	137	-	-	248
Total nuclear decommissioning trusts(1)	532	137	-	-	669
Interest rate instruments	-	38	-	-	38
Commodity contracts subject to rate recovery	32	3	10	-	45
Commodity contracts not subject to rate recovery	7	62	-	(40)	29
Investments	1	-	-	-	1
Total	$572	$240	$10	$(40)	$782
Liabilities:
Interest rate instruments	$-	$59	$-	$-	$59
Commodity contracts subject to rate recovery	9	9	-	(9)	9
Commodity contracts not subject to rate recovery	-	65	-	-	65
Total	$9	$133	$-	$(9)	$133
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SDG&E
(Dollars in millions)
	At fair value as of September 30, 2010
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$439	$-	$-	$-	$439
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	132	33	-	-	165
Municipal bonds	-	89	-	-	89
Other securities	-	26	-	-	26
Total debt securities	132	148	-	-	280
Total nuclear decommissioning trusts(1)	571	148	-	-	719
Commodity contracts subject to rate recovery	20	-	12	-	32
Commodity contracts not subject to rate recovery	1	-	-	-	1
Total	$592	$148	$12	$-	$752

Liabilities:
Interest rate instruments	$-	$79	$-	$-	$79
Commodity contracts subject to rate recovery	78	2	-	(78)	2
Total	$78	$81	$-	$(78)	$81

	At fair value as of December 31, 2009
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Nuclear decommissioning trusts(1)
Equity securities	$421	$-	$-	$-	$421
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	111	39	-	-	150
Municipal bonds	-	85	-	-	85
Other securities	-	13	-	-	13
Total debt securities	111	137	-	-	248
Total nuclear decommissioning trusts(1)	532	137	-	-	669
Commodity contracts subject to rate recovery	29	2	10	-	41
Commodity contracts not subject to rate recovery	1	-	-	-	1
Total	$562	$139	$10	$-	$711

Liabilities:
Interest rate instruments	$-	$43	$-	$-	$43
Commodity contracts subject to rate recovery	9	-	-	(9)	-
Total	$9	$43	$-	$(9)	$43
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SOCALGAS
(Dollars in millions)
	At fair value as of September 30, 2010
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Interest rate instruments	$-	$3	$-	$-	$3
Commodity contracts subject to rate recovery	1	-	-	-	1
Commodity contracts not subject to rate recovery	2	-	-	-	2
Total	$3	$3	$-	$-	$6
Liabilities:
Commodity contracts subject to rate recovery	$1	$-	$-	$(1)	$-

	At fair value as of December 31, 2009
				Collateral
	Level 1	Level 2	Level 3	netted	Total
Assets:
Interest rate instruments	$-	$8	$-	$-	$8
Commodity contracts subject to rate recovery	3	1	-	-	4
Commodity contracts not subject to rate recovery	3	-	-	-	3
Total	$6	$9	$-	$-	$15

There were no transfers into or out of Level 1 or Level 2 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of net trading and other derivatives classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

	Three months ended September 30,
(Dollars in millions)	2010	2009
Balance as of July 1	$7	$25
Realized and unrealized losses	(1)	(8)
Allocated transmission instruments	7	15
Settlements	(1)	-
Balance as of September 30	$12	$32
Change in unrealized gains relating to
instruments still held at September 30	$-	$-

	Nine months ended September 30,
(Dollars in millions)	2010	2009
Balance as of January 1	$10	$27
Realized and unrealized losses	(5)	(7)
Allocated transmission instruments	7	15
Settlements	-	(3)
Balance as of September 30	$12	$32
Change in unrealized gains relating to
instruments still held at September 30	$-	$-

There were no transfers into or out of Level 3 during the periods presented.

Gains and losses (realized and unrealized) for Level 3 recurring items are primarily related to SDG&E's congestion revenue rights and were included in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009.

Non-Recurring Fair Value Measures – Sempra Energy Consolidated

We discuss non-recurring fair value measures and the associated accounting impact in Note 4.

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

After the issuance by the CPUC of its final decision, the Utility Consumers Action Network (UCAN) and the Center for Biological Diversity/Sierra Club (CBD) applied for rehearing of the final decision. After the CPUC denied these rehearing applications, in August 2009, UCAN and the CBD jointly filed a petition with the California Supreme Court challenging the CPUC's decision with regard to implementation of the California Environmental Quality Act (CEQA). UCAN also filed a petition with the California Court of Appeal (Court of Appeal) challenging the decision on other legal grounds, which the Court of Appeal denied in August 2010. The UCAN/CBD appeal will be addressed by the California Supreme Court now that the Court of Appeal has dismissed UCAN's first petition.

In addition, three appeals of the BLM decision were filed with the Interior Board of Land Appeals (IBLA) by individuals, a community organization, and the Viejas Indian tribe. The Viejas Indian tribe withdrew its appeal and the IBLA denied the other two appeals.

Opponents who filed the BLM appeals also filed a lawsuit in Federal District Court for declaratory and injunctive relief regarding Sunrise Powerlink. The complaint alleges that the BLM failed to properly assess the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. The complaint requests a declaration that the BLM violated federal law in approving Sunrise Powerlink and an injunction against any construction activities.  On October 25, 2010, the court granted SDG&E's motion to dismiss the complaint in its entirety for want of standing; the plaintiffs filed an amended complaint on November 5, 2010.

In September 2010, the CPUC and BLM jointly approved the final Project Modification Report, accepting all of the proposed modifications to the approved route and finding that no additional environmental studies are required. In October 2010, the United States Forest Service (USFS) issued a decision rejecting all pending appeals and reaffirming its July 2010 decision approving the segment of Sunrise Powerlink's route within its jurisdiction. The USFS is expected to issue a special use permit to SDG&E by year-end, which will allow SDG&E to begin construction on USFS land. On October 22, 2010, the CBD and the plaintiffs in the Federal District Court suit against BLM filed an application for rehearing with the CPUC challenging its approval of the Project Modification Report. The CPUC summarily rejected this application for rehearing as contrary to the CPUC's rules. On October 25, 2010, the BLM federal court plaintiffs filed an appeal with the IBLA challenging the BLM's approval of the Project Modification Report. This appeal was accompanied by a motion for a stay of construction of the project, which SDG&E opposed on November 4, 2010. SDG&E will also oppose the IBLA appeal.

Sunrise Powerlink costs will be recovered in SDG&E's Electric Transmission Formula Rate, where SDG&E must demonstrate to the Federal Energy Regulatory Commission (FERC) that such costs were prudently incurred.

The total amount invested by SDG&E in the Sunrise Powerlink project as of September 30, 2010 was $447 million, which is included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E. SDG&E expects the Sunrise Powerlink to be in commercial operation in the second half of 2012.

We provide additional information concerning Sunrise Powerlink in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Renewable Energy

Certain California electric retail sellers, including SDG&E, are required to deliver 20 percent of their retail energy sales from renewable energy sources beginning in 2010. The rules governing this requirement, administered by both the CPUC and the California Energy Commission (CEC), are generally known as the Renewables Portfolio Standard (RPS) Program. In September 2009, the Governor of California issued an Executive Order which set a target for each California utility to procure 33 percent of their annual electric energy requirements from renewable energy sources by 2020. This Executive Order designates the California Air Resources Board (CARB) as the agency responsible for establishing the compliance rules and regulations under CARB's Assembly Bill 32 authority to regulate greenhouse gas emissions. In September 2010, CARB adopted a requirement known as the California Renewable Energy Standard (RES), which obligates California utilities to procure 33 percent of their annual electric energy requirements from renewable energy sources by 2020. CARB has not yet issued the final version of formal regulations articulating the requirement or detailing how the RES will be implemented.

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

SDG&E continues to procure renewable energy supplies to achieve the RPS Program goals and the Executive Order/RES requirements. A substantial number of these supply contracts, however, are contingent upon many factors, including:

▪access to electric transmission infrastructure (including SDG&E's Sunrise Powerlink transmission line);

▪timely regulatory approval of contracted renewable energy projects;

▪the renewable energy project developers' ability to obtain project financing and permitting; and

 ▪successful development and implementation of the renewable energy technologies.

SDG&E believes it will be able to comply with the RPS Program requirements based on its contracting activity and application of the flexible compliance mechanisms. SDG&E's failure to comply with the RPS Program requirements in 2010, or in any subsequent years, could subject it to a CPUC-imposed penalty of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year. A determination regarding RES compliance is not possible at this time, as program details are not yet known.

Solar Photovoltaic Program

The CPUC issued a decision in September 2010 approving a new solar photovoltaic (PV) program for SDG&E. Under the adopted program, SDG&E may develop up to 100 MW of solar PV in its service area, consisting of up to 26 MW of utility owned generation and up to 74 MW of purchased power from independent producers. Individual project size may range up to 5 MW. Over the 5-year program, SDG&E will be allowed to spend up to $100 million in capital costs for the systems it owns, based on an overall cost cap of $3.50 per watt, including a 10-percent contingency factor. A cost cap of $235 per MWh will apply to purchased power under the program.

East County Substation

In August 2009, SDG&E filed an application with the CPUC for authorization to proceed with the East County Substation Project, which will include construction of a new 500/230/138-kV substation, rebuilding of the existing Boulevard Substation and construction of a new 138-kV transmission line connecting the two substations. The project, estimated to cost approximately $280 million, would allow interconnections from new renewable-generation sources and enhance the reliability of electric service to a number of communities. The CPUC and BLM have agreed to prepare a joint environmental impact report and environmental impact statement. A CPUC decision on this project is expected in 2011.

GENERAL RATE CASE (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the Sempra Utilities to recover their reasonable cost of operations and to provide the opportunity to realize an acceptable rate of return on their investments. The Sempra Utilities filed their Notices of Intent (NOI) for the 2012 General Rate Case (2012 GRC) in August 2010. These NOIs are preliminary applications that propose revenue requirement increases of $246 million for SDG&E and $282 million for SoCalGas over their respective 2011 authorized revenue. These increases would equate to increases in rates of 7 percent for SDG&E and 7.4 percent for SoCalGas over their 2010 rates. In October 2010, the CPUC staff completed its review of the NOIs and accepted the proposed filings, enabling both SDG&E and SoCalGas to file their final applications in mid-December 2010. The CPUC is scheduled to issue a decision on each of the final applications in late 2011, with changes in rates to become effective on January 1, 2012.

A number of parties have asked the CPUC to delay the filing of SDG&E's and SoCalGas' next GRC applications for at least a year. To date, the CPUC has denied all such requests and has ordered SDG&E and SoCalGas to follow their original GRC schedules.

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

Energy Efficiency

In December 2009, the CPUC awarded $0.3 million and $2.1 million, net of a 35 percent holdback pending a final true-up in 2010, to SDG&E and SoCalGas, respectively, for their performance during the 2006 – 2008 program period. In February 2010, the Sempra Utilities filed a petition with the CPUC to correct errors in the computation of the awards. If adopted, the changes would increase the awards by $0.4 million for SDG&E and $1.3 million for SoCalGas, net of the 35 percent holdback.

An Administrative Law Judge draft decision and a Commissioner alternate decision were issued in September 2010 regarding the final true-up of the energy efficiency incentive earnings for the 2006 – 2008 program period. The draft decision rules that no additional incentive payments are warranted for the final true-up of incentive earnings. The alternate decision approves additional incentive awards of $6 million for SDG&E and $3.9 million for SoCalGas for the final true-up of the amounts held back for prior years' awards, but makes no determination on the petition to correct errors. A final decision is expected by the end of 2010.

COST OF CAPITAL

A cost of capital proceeding determines the Sempra Utilities' authorized capital structure and the authorized rate of return that the Sempra Utilities may earn on their electric and natural gas distribution and electric generation assets.

In January 2010, the CPUC approved SDG&E's and the Division of Ratepayer Advocates' (DRA) joint petition to delay SDG&E's next scheduled cost of capital proceeding for two years. With this approval, SDG&E's next cost of capital application is scheduled to be filed in April 2012 for a 2013 test year, consistent with the schedule for cost of capital applications for each of Southern California Edison (Edison) and Pacific Gas and Electric (PG&E).

In addition to establishing the authorized rate of return, a cost of capital proceeding also addresses market-based benchmarks to be monitored to determine whether an adjustment to the established authorized rate of return is required during the interim years between cost of capital proceedings. SDG&E’s cost of capital benchmark is based on the 12-month average monthly A-rated utility bond yield as published by Moody’s for the 12-month period October through September of each fiscal year. If this 12-month average falls outside of the range of 5.02 percent to 7.02 percent, SDG&E’s authorized rate of return would be adjusted, upward or downward, by one-half of the difference between the 12-month average and 6.02 percent (SDG&E’s benchmark interest rate), effective January 1 following the year in which the benchmark range was exceeded.

SoCalGas’ cost of capital trigger mechanism identifies two conditions for determining whether a change in the authorized rate of return is required. Both conditions are based on the 30-year Treasury Bond Yields – one being the most recent 12-month rolling average yield and the second being the corresponding 12-month forecasted rolling yield on 30-year Treasury Bonds as published by Global Insights. If both interest rates fall outside a range of 3.88 percent to 6.88 percent, SoCalGas’ authorized rate of return would be adjusted, upward or downward, by one-half of the difference between the historical 12-month rolling average yield and 5.38 percent (SoCalGas' benchmark interest rate), effective January 1 following the year in which both conditions were exceeded.

At September 30, 2010, neither SDG&E’s nor SoCalGas’ benchmark ranges have been exceeded.

ADVANCED METERING INFRASTRUCTURE

In April 2010, the CPUC issued a decision approving SoCalGas' application to upgrade approximately six million natural gas meters with an advanced metering infrastructure (AMI), subject to certain safeguards to better ensure its cost effectiveness for ratepayers. The approved cost of the project is $1.05 billion (including approximately $900 million in capital investment), with SoCalGas being subject to risk/reward sharing for costs above or below this amount. Installation of the meters is expected to begin in late 2012 and continue through 2017.

In May 2010, The Utility Reform Network (TURN) and the Utility Workers Union of America (UWUA) Local 132, parties opposing SoCalGas' AMI application, filed an application for rehearing of the CPUC's decision. The application for rehearing is still pending.

SDG&E REQUEST FOR AUTHORITY TO INVEST IN WIND FARM

In July 2010, SDG&E filed a request with the CPUC seeking authority to make a tax equity investment in the holding company of a wind farm project in an amount not to exceed $600 million. SDG&E is seeking to treat the investment as a rate-based asset for which it would earn its authorized rate of return. A CPUC decision is expected in 2011.

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

2007 WILDFIRES COST RECOVERY FOR COMPANY FACILITIES

In October 2010, the CPUC issued a decision approving a settlement agreement between SDG&E and the DRA, authorizing SDG&E to recover $43 million of capital costs incurred to replace and repair company facilities under CPUC jurisdiction damaged by the October 2007 wildfires. This decision was in response to an application that SDG&E filed with the CPUC in March 2009 seeking to recover $49.8 million of incremental costs ($43 million of capital costs and $6.8 million of operation and maintenance costs), which application was protested by the DRA.

SDG&E also incurred $30.1 million of incremental costs for the replacement and repair of company facilities under FERC jurisdiction, which are currently being recovered in SDG&E's electric transmission rates.

We discuss recovery of 2007 wildfire litigation costs in Note 10.

INSURANCE COST RECOVERY

SDG&E filed an application with the CPUC in August 2009 seeking authorization to recover higher liability insurance premiums, which SDG&E began incurring commencing July 1, 2009, and any losses realized due to higher deductibles associated with the new policies. Evidentiary hearings were held in April 2010 and a final CPUC decision is expected by the end of 2010. SDG&E made the filing under the CPUC’s rules allowing utilities to seek recovery of significant cost increases incurred between GRC filings resulting from unforeseen circumstances. SDG&E is requesting a $29 million revenue requirement for the 2009/2010 policy period for the incremental increase in its liability and wildfire insurance premium costs above what is currently authorized in rates and proposes a mechanism for recovery of future liability insurance costs incurred in the 2010/2011 policy period and the first six months of the 2011/2012 policy period. The CPUC's rules allow a utility to seek recovery of incurred costs that meet certain criteria, subject to a $5 million deductible per event. SDG&E has asked that the increase in liability insurance costs for the 2009/2010, 2010/2011 and the first six months of the 2011/2012 policy periods be deemed a single event subject to one $5 million deductible. In the nine months ended September 30, 2010 and 2009, SDG&E's after-tax earnings were adversely impacted by $20 million and $5 million, respectively, due to the incremental insurance premiums associated with its wildfire coverage.

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

At September 30, 2010, Sempra Energy’s reserves for material legal proceedings, on a consolidated basis, were $619 million, of which $150 million is offset by an insurance receivable for wildfire litigation and $102 million is for previously resolved matters. At September 30, 2010, these reserves for SDG&E and SoCalGas were $345 million (also offset by the $150 million insurance receivable) and $13 million, respectively. We provide additional information about previously resolved matters in Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Numerous parties have sued SDG&E and Sempra Energy in San Diego County Superior Court seeking recovery of unspecified amounts of damages, including punitive damages, from the three fires. These include owners and insurers of properties that were destroyed or damaged in the fires and public entities seeking recovery of firefighting, emergency response, and environmental costs. They assert various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for property damages resulting from a wildfire ignited by power lines. In October 2010, the court of appeal affirmed the trial court's ruling that these claims must be pursued in individual lawsuits (rather than as class actions on behalf of all persons who incurred wildfire damages). SDG&E has filed cross-complaints against Cox Communications seeking indemnification for any liability that SDG&E may incur that relates to the Guejito fire, two SDG&E contractors seeking indemnification in connection with the Witch fire, and one SDG&E contractor seeking indemnification in connection with the Rice fire. The court has scheduled a Guejito fire trial for two individual plaintiffs to begin in March 2011.

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

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 450 of these plaintiffs. Of the approximately 2,500 remaining plaintiffs, approximately 1,200 have thus far submitted settlement demands or damage information. Individual and business claims total approximately $825 million and government entity claims total approximately $150 million. SDG&E expects to receive additional settlement demands and damage estimates as settlement negotiations continue.

SDG&E's settlements and defense costs have exceeded its $1.1 billion of liability insurance coverage. SDG&E has established reserves for its estimated cost of resolving the remaining claims for damages of approximately 1,300 plaintiffs. It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information and is unable to reasonably estimate the amount or timing of recoveries from other potentially responsible parties.

SDG&E has concluded, however, that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and any amounts recovered from other potentially responsible parties. Accordingly, although recovery from utility customers will require future regulatory actions as we discuss in Note 9, SDG&E has recorded a regulatory asset in an amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage. SDG&E will increase the amount of the regulatory asset as additional amounts are paid or reserves are recorded and reduce it by any amounts recovered from other potentially responsible parties. As of September 30, 2010, the amount of the regulatory asset was $311 million.

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

Sempra LNG

Sempra LNG has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul liquefied natural gas (LNG) receipt terminal near Ensenada, Mexico. The adjacent property is not required by environmental or other regulatory permits for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility. In June 2010, a Mexican federal appeals court revoked a district court order, issued at the behest of the claimant, directing Mexican regulatory authorities to provisionally suspend authorizations for the operation of the LNG terminal. No terminal permits were affected as a result of these proceedings and the terminal has continued to operate normally. The Mexican district court is expected to conduct additional proceedings regarding the claimant’s assertions and whether the terminal’s permits should be modified or revoked.

The property claimant has also filed a lawsuit in U.S. district court in San Diego seeking compensatory and punitive damages and earnings from the Energía Costa Azul LNG terminal based on his allegations that he was wrongfully evicted from the adjacent property and that he has been harmed by other allegedly improper actions.

Energy Crisis Litigation Settlement

Sempra Energy, RBS Sempra Commodities and Sempra Generation have reached a comprehensive settlement to resolve substantially all of their remaining energy crisis litigation for a total payment of $410 million. Described in more detail below, the matters resolved by the settlement include the multiple actions brought by the California Department of Water Resources (DWR) and other parties with respect to the validity, pricing and operation of Sempra Generation’s contract with the DWR and the FERC refund and manipulation proceedings against RBS Sempra Commodities. Two settlement agreements were submitted in October 2010 to the FERC for its approval. We anticipate that the FERC will act on the settlements in the first quarter of 2011.

We expect the settlement of $410 million to be funded largely from previously recorded reserves and receivables at RBS Sempra Commodities. Sempra Energy has also recorded an additional pretax charge of $159 million in the first quarter of 2010 to provide for the remainder of the settlement, including $139 million at Sempra Generation and $20 million at Sempra Commodities.

DWR Contract

Among other relief from existing and potential disputes, under the terms of the settlement reached on the DWR contract, all claims, appeals and proceedings related to the DWR contract will be dismissed. These matters include the 2002 challenge brought by the California Energy Oversight Board (CEOB) and the CPUC at the FERC asserting that the DWR contract with Sempra Generation contained unjust and unreasonable rates; the DWR’s appeal in response to the denial of its 2002 claims for misrepresentation and breach of contract in San Diego Superior Court; and the 2008 arbitration proceedings in which the DWR asserted that Sempra Generation had breached the parties' agreement in various operational respects, and violated the order issued by an earlier arbitration panel relating to the amount refunded to the DWR and the manner in which Sempra Generation operates.

FERC Refund Proceedings

The settlement involving RBS Sempra Commodities includes, among other things, resolution of the following matters: the FERC's investigation of prices charged by various electric suppliers to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets; a complaint involving short-term bilateral sales up to one month in the Pacific Northwest (the settlement resolves the sales between the DWR and Sempra Commodities); the California Attorney General's complaint that electricity sellers had failed to comply with the FERC's quarterly reporting requirements; and the California Attorney General's complaint seeking to collect for alleged overcharges related to all short-term bilateral transactions between sellers and the DWR from January 18, 2001 through June 20, 2001.

FERC Manipulation Investigation

The settlement involving RBS Sempra Commodities also includes resolution of the FERC's separate investigation into whether there was manipulation of short-term energy markets in the western United States that would constitute violations of applicable tariffs and warrant disgorgement of associated profits.

Sempra Energy and RBS Sempra Commodities have recorded reserves for the full amount of the settlement and other litigation. Pursuant to the agreements related to the formation of RBS Sempra Commodities, we have indemnified RBS should the liability from the final resolution of these matters be greater than the reserves related to Sempra Commodities. Pursuant to our agreement with the Noble Group as we discuss in Note 4, we have also indemnified Noble Americas Gas & Power Corp. and its affiliates for all losses incurred by such parties resulting from these proceedings as related to Sempra Commodities.

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

Wildfire Reserves and Insurance Receivables

In 2009 and 2010, as liabilities for wildfire litigation have become reasonably estimable, SDG&E has recorded related reserves as a current liability. The impact of this liability is offset by a current receivable resulting from SDG&E’s liability insurance and, for reserves in excess of the insurance coverage, the recognition of a regulatory asset, as discussed above. There was no effect on SDG&E's or Sempra Energy's 2009 earnings from the recording of the reserves. The impact on their 2010 earnings was $7 million and $17 million in the three months and nine months ended September 30, 2010, respectively. At September 30, 2010, wildfire litigation reserves were $344 million and the receivable from SDG&E's insurers was $150 million.

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

CONTRACTUAL COMMITMENTS

Sempra Energy Consolidated

In the first nine months of 2010, significant increases in commitments at Sempra Energy were

▪the issuance of $250 million of 5.35-percent first mortgage bonds and $500 million of 4.50-percent first mortgage bonds maturing in 2040 at SDG&E;

▪$453 million for purchased-power contracts at SDG&E;

▪$223 million for costs associated with nuclear fuel fabrication at SONGS;

▪$133 million at SDG&E for engineering, material procurement and construction costs associated with the Sunrise Powerlink project;

▪$54 million at SDG&E for electric distribution systems, advanced metering infrastructure, and electric generation plant and equipment;

▪$52 million for construction and infrastructure improvements for gas transmission and distribution operations at SoCalGas; and

▪$315 million at Sempra Pipelines & Storage and Sempra LNG for natural gas contracts.

The future payments for the contractual commitments listed above are expected to be $280 million for 2010, $187 million for 2011, $151 million for 2012, $135 million for 2013, $112 million for 2014 and $2.2 billion thereafter. These amounts include expected interest payments on the first mortgage bonds using the stated interest rates.

Reserves for Sempra Energy and SDG&E related to wildfire litigation are discussed above in “SDG&E 2007 Wildfire Litigation.” Reserves for Sempra Energy related to the FERC and DWR contract settlement litigation are discussed above in “Energy Crisis Litigation Settlement.”

Changes to SoCalGas’ natural gas purchase and pipeline capacity commitments and Sempra LNG’s natural gas purchase and transportation commitments are discussed below.

At December 31, 2009, Sempra LNG had LNG purchase agreements with Tangguh PSC Contractors and Ras Laffan Liquefied Natural Gas Company. We discuss these agreements further in Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

In April 2010, Sempra LNG entered into an LNG supply option agreement with Gazprom Global LNG Limited (GGLNG), a subsidiary of OAO Gazprom. The multi-year agreement, which commenced in June 2010, allows GGLNG to deliver and sell up to two LNG cargoes per month to Sempra LNG at its Cameron receipt terminal. GGLNG pays Sempra LNG a fee for the right to deliver and sell the LNG cargoes using a predetermined pricing formula based on a market index.

Sempra LNG’s commitments under all LNG purchase agreements, reflecting the additional recent agreement with GGLNG, changes in forward prices since December 31, 2009, and actual transactions for the first nine months of 2010, are expected to decrease by $1.4 billion in 2010 and $2 million in 2011, to increase by $121 million in 2012, and to decrease by $81 million in 2013, $254 million in 2014 and $4.4 billion thereafter compared to December 31, 2009.

The LNG commitment amounts above are based on Sempra LNG’s commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the nine months ended September 30, 2010 have been significantly lower than the maximum amounts possible.

Sempra LNG has a natural gas transportation agreement to provide service from the U.S./Mexico border to Southern California and Arizona. At September 30, 2010, Sempra LNG’s remaining commitment on this contract, which runs through August 2022, is $226 million.

SDG&E

In the first nine months of 2010, significant increases to contractual commitments at SDG&E were the issuance of $250 million of 5.35-percent first mortgage bonds maturing in 2040, the issuance of $500 million of 4.50-percent first mortgage bonds maturing in 2040, $453 million for purchased-power contracts, $223 million for costs associated with nuclear fuel fabrication at SONGS, $133 million for engineering, material procurement and construction costs associated with the Sunrise Powerlink project and $54 million for electric distribution systems, advanced metering infrastructure, and electric generation plant and equipment.

The future payments for these contractual commitments are expected to be $180 million for 2010, $143 million for 2011, $120 million for 2012, $107 million for 2013, $93 million for 2014 and $2 billion thereafter. These amounts include expected interest payments on the first mortgage bonds using the stated interest rates.

SoCalGas

In the first nine months of 2010, significant increases to contractual commitments at SoCalGas were $52 million for construction and infrastructure improvements for gas transmission and distribution operations. The future payments for these contractual commitments are expected to be $39 million for 2010 and $13 million for 2011.

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $682 million since December 31, 2009. The decrease, primarily due to a reduction of $1.1 billion based on lower natural gas forward prices and actual transactions for the first nine months of 2010, is offset by new natural gas purchase and pipeline capacity contracts of $415 million. Net future payments are therefore expected to decrease by $903 million for 2010 and to increase by $124 million for 2011, $52 million for 2012, $29 million for 2013, $14 million for 2014 and $2 million thereafter compared to December 31, 2009.

CAPITAL LEASES

SDG&E has two power purchase agreements with peaker plant facilities that went into commercial operation in June 2010 and are accounted for as capital leases. As of September 30, 2010, capital lease obligations for these leases, each with a 25-year term, were $181 million.

At September 30, 2010, the future minimum lease payments and present value of the net minimum lease payments under these capital leases for both Sempra Energy Consolidated and SDG&E were as follows:

(Dollars in millions)
	2010	$6
	2011	24
	2012	24
	2013	24
	2014	24
	Thereafter	489
	Total minimum lease payments(1)	591
	Less: estimated executory costs	(97)
	Less: interest(2)	(313)
	Present value of net minimum lease payments(3)	$181
(1)

This amount will be recorded over the lives of the leases as Cost of Electric Fuel and Purchased Power on Sempra Energy's and SDG&E's Condensed Consolidated Statements of Operations. This expense will receive ratemaking treatment consistent with purchased-power costs.

(2)	Amount necessary to reduce net minimum lease payments to present value at the inception of the leases.
(3)	Includes $7 million in Current Portion of Long-term Debt and $174 million in Long-term Debt on Sempra Energy's and SDG&E's Condensed Consolidated Balance Sheets at September 30, 2010.

NOTE 11. SEGMENT INFORMATION

We have six separately managed reportable segments, as follows:

1.       SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

2.       SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.       Sempra Commodities holds our investment in RBS Sempra Commodities, a joint venture with RBS. The partnership was formed fromour commodities-marketing businesses previously reported in this segment. The partnership's commodity trading businesses serve customers in natural gas and electricity, and prior to July 1, 2010, also in petroleum and petroleum products, and base metals. Sempra Commodities also includes the operating results of Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

In February 2010, Sempra Energy, RBS and the partnership entered into an agreement to sell certain businesses within the partnership, which agreement was consummated on July 1, 2010. In September and October of 2010, the partnership entered into two additional agreements for transactions which will complete the divestiture of the last of the joint venture’s principal assets. One of these transactions was completed on November 1, 2010, and the second transaction is expected to be completed by year-end. We discuss these transactions and other matters concerning the partnership in Note 4 above and in Notes 4 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

4.       Sempra Generation develops, owns and operates, or holds interests in, electric power plants and energy projects in Arizona, California, Colorado, Nevada, Indiana, Hawaii and Mexico to serve wholesale electricity markets in the United States and Mexico.

5.       Sempra Pipelines & Storage develops, owns and operates, or holds interests in, natural gas and propane pipelines and natural gas storage facilities in the United States and Mexico, and companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. We are currently pursuing the sale of our interests in the Argentine utilities, which we discuss further in Note 4 above and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra Pipelines & Storage also operates a natural gas distribution utility in Alabama.

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

Amounts labeled as "all other" in the following tables consist primarily of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
Three months ended September 30,					Nine months ended September 30,
2010			2009		2010		2009
REVENUES
SDG&E	$811	38%	$773	42%	$2,245	34%	$2,136	38%
SoCalGas	776	37	662	36	2,792	42	2,276	40
Sempra Commodities	24	1	24	1	73	1	50	1
Sempra Generation	269	13	250	13	806	12	792	14
Sempra Pipelines & Storage	77	3	98	5	262	4	328	6
Sempra LNG	183	9	68	4	554	8	125	2
Adjustments and eliminations	2	-	(2)	-	3	-	(2)	-
Intersegment revenues	(26)	(1)	(20)	(1)	(77)	(1)	(55)	(1)
Total	$2,116	100%	$1,853	100%	$6,658	100%	$5,650	100%
INTEREST EXPENSE
SDG&E	$37		$29		$99		$75
SoCalGas	17		16		50		51
Sempra Commodities	2		1		3		7
Sempra Generation	4		3		11		11
Sempra Pipelines & Storage	10		9		25		23
Sempra LNG	13		8		37		12
All other	73		70		239		190
Intercompany eliminations	(45)		(40)		(141)		(112)
Total	$111		$96		$323		$257
INTEREST INCOME
SDG&E	$-		$1		$-		$1
SoCalGas	1		1		1		3
Sempra Commodities	6		-		6		-
Sempra Generation	6		4		11		10
Sempra Pipelines & Storage	4		5		12		13
Sempra LNG	1		-		1		-
All other	32		34		123		101
Intercompany eliminations	(45)		(40)		(141)		(112)
Total	$5		$5		$13		$16
DEPRECIATION AND AMORTIZATION
SDG&E	$96	44%	$81	41%	$283	44%	$239	42%
SoCalGas	78	36	73	37	230	36	220	39
Sempra Generation	16	7	14	7	47	7	43	7
Sempra Pipelines & Storage	11	5	13	7	32	5	32	6
Sempra LNG	13	6	10	5	38	6	23	4
All other	4	2	5	3	13	2	11	2
Total	$218	100%	$196	100%	$643	100%	$568	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$56		$53		$131		$141
SoCalGas	42		42		132		115
Sempra Commodities	(147)		30		(167)		104
Sempra Generation	18		30		(19)		76
Sempra Pipelines & Storage	23		(9)		36		(26)
Sempra LNG	3		(10)		19		(32)
All other	(27)		(8)		(47)		(51)
Total	$(32)		$128		$85		$327

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Commodities	$(281)		$105		$(290)		$384
Sempra Generation	(1)		4		(2)		(2)
Sempra Pipelines & Storage	10		18		32		39
All other	(1)		(4)		(6)		(10)
Total	$(273)		$123		$(266)		$411
Earnings (losses) recorded net of tax:
Sempra Pipelines & Storage	$(4)		$20		$42		$59
EARNINGS (LOSSES)
SDG&E(1)	$106	81%	$108	34%	$264	58%	$277	33%
SoCalGas(1)	78	59	74	23	212	46	198	24
Sempra Commodities	(134)	(102)	75	24	(139)	(30)	274	33
Sempra Generation	56	43	43	14	51	11	119	14
Sempra Pipelines & Storage	43	33	54	17	120	26	64	8
Sempra LNG	5	4	-	-	50	11	(19)	(2)
All other	(23)	(18)	(37)	(12)	(99)	(22)	(82)	(10)
Total	$131	100%	$317	100%	$459	100%	$831	100%

					Nine months ended September 30,
					2010		2009
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E					$822	61%	$633	46%
SoCalGas					337	25	336	24
Sempra Generation					32	2	21	2
Sempra Pipelines & Storage					151	11	149	11
Sempra LNG					9	1	230	17
All other					3	-	2	-
Total					$1,354	100%	$1,371	100%

					September 30, 2010		December 31, 2009
ASSETS
SDG&E					$11,496	40%	$10,229	36%
SoCalGas					7,350	25	7,287	25
Sempra Commodities					1,963	7	2,255	8
Sempra Generation					2,383	8	2,048	7
Sempra Pipelines & Storage					5,108	18	4,485	16
Sempra LNG					2,329	8	2,277	8
All other					492	2	596	2
Intersegment receivables					(2,172)	(8)	(665)	(2)
Total					$28,949	100%	$28,512	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Commodities					$825		$2,172
Sempra Generation					256		434
Sempra Pipelines & Storage					1,746		1,429
All other					18		21
Total					$2,845		$4,056
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

▪Sempra Generation

▪Sempra Pipelines & Storage

▪Sempra LNG

SEMPRA GLOBAL
	Market	Geographic Region
SEMPRA COMMODITIES Holds an interest in RBS Sempra Commodities LLP, a commodities-marketing business joint venture with The Royal Bank of Scotland (RBS)	▪Natural gas; natural gas liquids ▪Power Prior to July 1, 2010: ▪Petroleum and petroleum products ▪Coal ▪Emissions ▪Ethanol ▪Base metals	▪North America Prior to July 1, 2010: ▪Global
SEMPRA GENERATION Develops, owns and operates, or holds interests in, electric power plants and energy projects	▪Wholesale electricity	▪U.S.A. ▪Mexico
SEMPRA PIPELINES & STORAGE Develops, owns and operates, or holds interests in, natural gas and propane pipelines and natural gas storage facilities, and natural gas and electric service providers	▪Natural gas ▪Electricity	▪U.S.A. ▪Mexico ▪Argentina ▪Chile ▪Peru
SEMPRA LNG Develops, owns and operates receipt terminals for importation of liquefied natural gas (LNG) and sale of natural gas	▪Liquefied natural gas ▪Natural gas	▪U.S.A. ▪Mexico

In February 2010, we, RBS and our joint-venture partnership, RBS Sempra Commodities LLP (RBS Sempra Commodities), entered into an agreement to sell certain businesses within the joint venture, which agreement was consummated on July 1, 2010. In September and October of 2010, the partnership entered into two additional agreements which will complete the divestiture of the last of the joint venture’s principal assets. One of these transactions was completed on November 1, 2010, and the second transaction is expected to be completed by year-end. We discuss these transactions and other matters concerning the partnership in Note 4 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪Overall results of our operations and factors affecting those results

▪Our business unit results

▪Significant changes in revenues, costs and earnings between periods

In the three months ended September 30, 2010, our earnings decreased by $186 million (59%) to $131 million primarily due to a $139 million after-tax write-down of our investment in RBS Sempra Commodities in the Sempra Commodities segment and lower earnings from the joint venture, as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein. Diluted earnings per share for the three-month period decreased by $0.74 (58%) per share to $0.53 per share, primarily from the write-down and lower earnings at Sempra Commodities.

In the nine months ended September 30, 2010, our earnings decreased by $372 million (45%) to $459 million primarily due to lower joint-venture earnings and the investment write-down at Sempra Commodities and lower earnings at Sempra Generation, partially offset by improved results at Sempra LNG and Sempra Pipelines & Storage. In the first quarter of 2010, Sempra Generation and Sempra Commodities recorded after-tax litigation expense of $84 million and $12 million, respectively, related to the agreement to settle certain energy crisis litigation, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein. Diluted earnings per share for the nine months decreased by $1.53 (45%) per share to $1.84 per share, primarily from the write-down at Sempra Commodities and net lower earnings.

Earnings in the nine-month period of 2009 were negatively impacted by an after-tax asset write-off of $64 million related to assets at Sempra Pipelines & Storage’s Liberty Gas Storage (Liberty) project.

The following table shows our earnings by business unit, which we discuss below in "Business Unit Results."

SEMPRA ENERGY EARNINGS (LOSSES) BY BUSINESS UNIT
(Dollars in millions)
	Three months ended September 30,
	2010		2009
Sempra Utilities:
SDG&E(1)	$106	81%	$108	34%
SoCalGas(1)	78	59	74	23
Sempra Global:
Sempra Commodities	(134)	(102)	75	24
Sempra Generation	56	43	43	14
Sempra Pipelines & Storage	43	33	54	17
Sempra LNG	5	4	-	-
Parent and other(2)	(23)	(18)	(37)	(12)
Earnings	$131	100%	$317	100%
	Nine months ended September 30,
	2010		2009
Sempra Utilities:
SDG&E(1)	$264	58%	$277	33%
SoCalGas(1)	212	46	198	24
Sempra Global:
Sempra Commodities	(139)	(30)	274	33
Sempra Generation	51	11	119	14
Sempra Pipelines & Storage	120	26	64	8
Sempra LNG	50	11	(19)	(2)
Parent and other(2)	(99)	(22)	(82)	(10)
Earnings	$459	100%	$831	100%
(1)		After preferred dividends.
(2)

Includes after-tax interest expense ($35 million and $33 million for the three months ended September 30, 2010 and 2009, respectively, and $110 million and $100 million for the nine months ended September 30, 2010 and 2009, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

BUSINESS UNIT RESULTS

The following section is a discussion of earnings by business unit, as it appears in the table above.

EARNINGS BY BUSINESS UNIT -- SEMPRA UTILITIES
(Dollars in millions)

SDG&E

SDG&E business unit earnings were

▪$106 million in the three months ended September 30, 2010 ($108 million before preferred dividends)

▪$108 million in the three months ended September 30, 2009 ($110 million before preferred dividends)

▪$264 million in the nine months ended September 30, 2010 ($268 million before preferred dividends)

▪$277 million in the nine months ended September 30, 2009 ($281 million before preferred dividends)

The decrease of $2 million (2%) in the three months ended September 30, 2010 was due to:

▪$9 million from the resolution of regulatory matters that favorably impacted 2009 earnings;

▪$6 million increase in litigation reserves in 2010; and

▪$5 million higher liability insurance premiums for wildfire coverage; offset by

▪$12 million higher authorized margin for operations regulated by the California Public Utilities Commission (CPUC) and lower operation and maintenance expenses (excluding insurance premiums for wildfire coverage); and

▪$4 million higher electric transmission margin.

The decrease of $13 million (5%) in the nine months ended September 30, 2010 was due to:

▪$16 million higher liability insurance premiums for wildfire coverage;

▪$11 million lower favorable impact from the resolution of prior years’ income tax issues;

▪$11 million net unfavorable impact from an increase in litigation reserves in 2010 compared to the favorable resolution of litigation in 2009; and

▪$3 million due to the write-down of deferred tax assets as a result of the change to U.S. tax law regarding the Medicare Part D subsidy; offset by

▪$12 million higher authorized margin for CPUC-regulated operations in excess of higher operation and maintenance expenses (excluding insurance premiums for wildfire coverage);

▪$9 million higher electric transmission margin; and

▪$6 million lower income taxes as a result of higher software development costs and incremental depreciation expense deductions for tax purposes which, for ratemaking purposes, are not treated as deferred taxes.

SoCalGas

SoCalGas business unit earnings were

▪$78 million in the three months ended September 30, 2010 (both before and after preferred dividends)

▪$74 million in the three months ended September 30, 2009 (both before and after preferred dividends)

▪$212 million in the nine months ended September 30, 2010 ($213 million before preferred dividends)

▪$198 million in the nine months ended September 30, 2009 ($199 million before preferred dividends)

The increase of $4 million (5%) in the three months ended September 30, 2010 was primarily due to higher authorized margin for CPUC-regulated operations in excess of higher operation and maintenance expenses.

The increase of $14 million (7%) in the nine months ended September 30, 2010 was due to:

▪$12 million higher authorized margin for CPUC-regulated operations in excess of higher operation and maintenance expenses;

▪$5 million net favorable earnings impact primarily due to the effect of self-developed software costs on the effective income tax rate; and

▪$3 million higher regulatory awards; offset by

▪$13 million due to the write-off of deferred tax assets as a result of the change in U.S. tax law regarding the Medicare Part D subsidy.

EARNINGS (LOSSES) BY BUSINESS UNIT – SEMPRA GLOBAL
(Dollars in millions)

Sempra Commodities

Sempra Commodities recorded business unit earnings (losses) of:

▪$(134) million in the three months ended September 30, 2010

▪$75 million in the three months ended September 30, 2009

▪$(139) million in the nine months ended September 30, 2010

▪$274 million in the nine months ended September 30, 2009

The change in earnings for the three months ended September 30, 2010 was due to:

▪a $139 million write-down of our investment in the RBS Sempra Commodities joint venture (as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein);

▪equity earnings from RBS Sempra Commodities of $18 million in 2010 compared to $75 million in 2009; and

▪$11 million state income tax expense related to our exit from the RBS Sempra Commodities business.

The change in earnings for the nine months ended September 30, 2010 was due to:

▪the $139 million write-down of our investment in the RBS Sempra Commodities joint venture;

▪equity earnings from RBS Sempra Commodities of $24 million in 2010 compared to $278 million in 2009;

▪$12 million litigation expense related to an agreement to settle energy crisis litigation associated with the DWR contract, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein; and

▪$11 million state income tax expense related to our exit from the RBS Sempra Commodities business.

The equity earnings from the joint venture were adversely impacted by the sale on July 1, 2010 of the global metals and oil businesses and the European natural gas and power business; lower volatility in the U.S. natural gas and power business; and the disruptions caused by the process to sell the partnership’s businesses.

Sempra Generation

Sempra Generation recorded business unit earnings of:

▪$56 million in the three months ended September 30, 2010

▪$43 million in the three months ended September 30, 2009

▪$51 million in the nine months ended September 30, 2010

▪$119 million in the nine months ended September 30, 2009

The increase in earnings of $13 million (30%) in the three months ended September 30, 2010 was due to:

▪$12 million renewable energy tax credits primarily due to additional investments in the Copper Mountain Solar project; and

▪$6 million mark-to-market gains on forward contracts with RBS Sempra Commodities and other counterparties in 2010 compared to $2 million mark-to-market losses in 2009; offset by

▪$9 million lower earnings from operations, primarily due to less favorable market pricing in 2010.

The decrease in earnings of $68 million (57%) in the nine months ended September 30, 2010 was primarily due to:

▪$86 million in litigation expense related to an agreement to settle energy crisis litigation associated with the DWR contract, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein;and

▪$26 million lower earnings from operations, primarily from increased scheduled plant maintenance and associated down time in 2010, less favorable market pricing, and expenses and associated down time from earthquake damage to our Mexicali power plant in the second quarter of 2010; offset by

▪$37 million renewable energy tax credits in 2010.

Sempra Pipelines & Storage

Sempra Pipelines & Storage recorded business unit earnings of:

▪$43 million in the three months ended September 30, 2010

▪$54 million in the three months ended September 30, 2009

▪$120 million in the nine months ended September 30, 2010

▪$64 million in the nine months ended September 30, 2009

The decrease of $11 million (20%) in the three months ended September 30, 2010 was due to:

▪a $24 million write-down of our investment in Argentina; and

▪$15 million from the favorable resolution of prior years’ income tax issues in 2009; offset by

▪$48 million in proceeds received from a legal settlement in 2010, less a related income tax effect of $17 million.

The improvement in earnings of $56 million (88%) in the nine months ended September 30, 2010 was primarily due to:

▪$64 million lower earnings in 2009 from a write-off of assets at Liberty; and

▪$48 million in proceeds received from a legal settlement in 2010, less a related income tax effect of $17 million; offset by

▪a $24 million write-down of our investment in Argentina; and

▪$15 million from the favorable resolution of prior years’ income tax issues in 2009.

We discuss the investment write-down and legal settlement in Note 4 of the Notes to Condensed Consolidated Statements herein.

Sempra LNG

Sempra LNG recorded earnings (losses) of:

▪$5 million in the three months ended September 30, 2010

▪$0 million in the three months ended September 30, 2009

▪$50 million in the nine months ended September 30, 2010

▪$(19) million in the nine months ended September 30, 2009

The improvement in earnings of $5 million and $69 million in the three months and nine months ended September 30, 2010, respectively, was primarily from higher earnings from the start-up in 2009 of marketing operations, the Cameron receipt terminal and the nitrogen-injection facility at the Energía Costa Azul receipt terminal.

Parent and Other

Losses for Parent and Other were

▪$23 million in the three months ended September 30, 2010

▪$37 million in the three months ended September 30, 2009

▪$99 million in the nine months ended September 30, 2010

▪$82 million in the nine months ended September 30, 2009

The decrease in losses of $14 million (38%) in the three months ended September 30, 2010 was primarily due to lower income tax expense.

The increase in losses of $17 million (21%) in the nine months ended September 30, 2010 was primarily due to higher net interest expense.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E, PE and SoCalGas.

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

SEMPRA ENERGY CONSOLIDATED
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2010:
Residential	195	$1,943	1	$2	196	$1,945
Commercial and industrial	86	657	203	177	289	834
Electric generation plants	-	-	153	36	153	36
Wholesale	-	-	17	3	17	3
	281	$2,600	374	$218	655	2,818
Other revenues						70
Balancing accounts(1)						246
Total						$3,134
2009:
Residential	187	$1,624	1	$2	188	$1,626
Commercial and industrial	85	553	205	163	290	716
Electric generation plants	-	-	203	51	203	51
Wholesale	-	-	12	3	12	3
	272	$2,177	421	$219	693	2,396
Other revenues						75
Balancing accounts(1)						133
Total						$2,604
(1) We discuss balancing accounts and their effects in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

During the three months ended September 30, 2010, our natural gas revenues increased by $127 million (17%) to $858 million, and the cost of natural gas increased by $77 million (37%) to $285 million. During the nine months ended September 30, 2010, our natural gas revenues increased by $530 million (20%) to $3.1 billion, and the cost of natural gas increased by $405 million (41%) to $1.4 billion. The primary factor contributing to the increased natural gas revenues and cost of natural gas in both the third-quarter and year-to-date periods was higher natural gas prices in 2010. We discuss the increase in the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2010:
Residential	23	$260	-	$-	23	$260
Commercial and industrial	11	82	6	9	17	91
Electric generation plants	-	-	21	5	21	5
	34	$342	27	$14	61	356
Other revenues						27
Balancing accounts						(8)
Total(1)						$375
2009:
Residential	23	$230	-	$-	23	$230
Commercial and industrial	11	76	5	7	16	83
Electric generation plants	-	-	45	13	45	13
	34	$306	50	$20	84	326
Other revenues						25
Balancing accounts						2
Total(1)						$353
(1) Includes sales to affiliates of $1 million in each of 2010 and 2009.

During the three months ended September 30, 2010, SDG&E's natural gas revenues increased by $15 million (19%) to $93 million, and the cost of natural gas increased by $7 million (23%) to $37 million. During the nine months ended September 30, 2010, SDG&E's natural gas revenues increased by $22 million (6%) to $375 million, and the cost of natural gas increased by $16 million (10%) to $170 million. The average cost of natural gas for the three months ended September 30, 2010 was $4.86 per thousand cubic feet (Mcf) compared to $4.27 per Mcf for the corresponding period in 2009, a 14-percent increase of $0.59 per Mcf, resulting in higher revenues and cost of $5 million. For the nine months ended September 30, 2010, SDG&E’s average cost of natural gas was $4.98 per Mcf compared to $4.52 per Mcf for the corresponding period in 2009, a 10-percent increase of $0.46 per Mcf, resulting in higher revenues and cost of $16 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2010:
Residential	172	$1,683	1	$2	173	$1,685
Commercial and industrial	75	575	197	169	272	744
Electric generation plants	-	-	132	31	132	31
Wholesale	-	-	108	11	108	11
	247	$2,258	438	$213	685	2,471
Other revenues						67
Balancing accounts						254
Total(1)						$2,792
2009:
Residential	164	$1,394	1	$2	165	$1,396
Commercial and industrial	74	477	200	157	274	634
Electric generation plants	-	-	158	38	158	38
Wholesale	-	-	99	10	99	10
	238	$1,871	458	$207	696	2,078
Other revenues						67
Balancing accounts						131
Total(1)						$2,276
(1) Includes sales to affiliates of $32 million in 2010 and $24 million in 2009.

During the three months ended September 30, 2010, SoCalGas' revenues increased by $114 million (17%) to $776 million, and the cost of natural gas increased by $72 million (40%) to $252 million. The increase in revenues was primarily due to:

▪the increase in cost of natural gas, which was caused primarily by higher natural gas prices, as we discuss below;

▪$25 million higher CPUC-authorized cost recovery, for which revenues are fully offset in operation and maintenance expenses; and

▪$13 million higher authorized base margin in accordance with the CPUC's 2008 General Rate Case (GRC) decision.

During the nine months ended September 30, 2010, SoCalGas’ revenues increased by $516 million (23%) to $2.8 billion, and the cost of natural gas increased by $395 million (47%) to $1.2 billion. The increase in revenues was primarily due to:

▪the increase in cost of natural gas, which was caused primarily by higher natural gas prices, as we discuss below;

▪$60 million higher CPUC-authorized cost recovery, for which revenues are fully offset in operation and maintenance expenses; and

▪$39 million higher authorized base margin in accordance with the CPUC's 2008 GRC decision.

SoCalGas' average cost of natural gas for the three months ended September 30, 2010 was $4.40 per Mcf compared to $3.36 per Mcf for the corresponding period in 2009, a 31-percent increase of $1.04 per Mcf, resulting in higher revenues and cost of $59 million. For the nine months ended September 30, 2010, SoCalGas' average cost of natural gas was $5.04 per Mcf compared to $3.57 per Mcf for the corresponding period in 2009, a 41-percent increase of $1.47 per Mcf, resulting in higher revenues and cost of $362 million.

Sempra Energy and SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for Sempra Energy and SDG&E. Sempra Energy amounts are shown after eliminating intercompany transactions. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

During the three months ended September 30, 2010, electric revenues increased by $24 million (3%) to $717 million at Sempra Energy and by $23 million (3%) to $718 million at SDG&E. The increase in revenues was primarily due to:

▪$16 million increase due to tolling payments and natural gas supply costs in 2010 associated with the power generated by Otay Mesa VIE in excess of purchased power costs in 2009 for the equivalent amount of power;

▪$15 million higher authorized transmission and electric generation margins;

▪$9 million higher authorized base margin on electric distribution; and

▪$6 million increase in the cost of electric fuel and purchased power excluding Otay Mesa VIE; offset by

▪$16 million lower recoverable expenses that are fully offset in operation and maintenance expenses; and

▪$9 million resolution of regulatory matters in 2009 that favorably impacted earnings.

During the nine months ended September 30, 2010, electric revenues increased by $87 million (5%) at both Sempra Energy and SDG&E to $1.9 billion. The increase in revenues was primarily due to:

▪$22 million increase due to tolling payments and natural gas supply costs in 2010 associated with the power generated by Otay Mesa VIE in excess of purchased power costs in 2009 for the equivalent amount of power;

▪$38 million higher authorized transmission and electric generation margins;

▪$22 million higher authorized base margin on electric distribution; and

▪$12 million increase in the cost of electric fuel and purchased power excluding Otay Mesa VIE; offset by

▪$9 million resolution of regulatory matters in 2009 that favorably impacted earnings.

The cost of electric fuel and purchased power at both Sempra Energy and SDG&E decreased in the three months ended September 30, 2010 primarily due to an $11 million decrease in the cost of power purchased from third-party generators as a result of the start up of new power generation at Otay Mesa VIE, which commenced commercial operations in the fourth quarter of 2009, offset by a $6 million increase in other fuel and purchased power costs. Associated with this decrease, SDG&E’s operating costs increased by $11 million from Otay Mesa VIE’s operations.

At both Sempra Energy and SDG&E, the cost of electric fuel and purchased power decreased by $28 million (6%) to $480 million for the nine months ended September 30, 2010 primarily due to a $40 million decrease in the cost of power purchased from third-party generators as a result of the start up of new power generation at Otay Mesa VIE, which commenced commercial operations in the fourth quarter of 2009, offset by a $12 million increase in other fuel and purchased power costs. Associated with this decrease, SDG&E’s operating costs increased by $31 million from Otay Mesa VIE’s operations.

ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	2010		2009
Customer class	Volumes	Revenue	Volumes	Revenue
Sempra Energy Consolidated:
Residential	5,406	$756	5,671	$831
Commercial	5,017	651	5,302	725
Industrial	1,598	167	1,716	194
Direct access	2,365	90	2,290	80
Street and highway lighting	76	9	79	10
	14,462	1,673	15,058	1,840
Other revenues		77		102
Balancing accounts		115		(164)
Total		$1,865		$1,778
SDG&E:
Residential	5,406	$756	5,671	$831
Commercial	5,017	651	5,302	725
Industrial	1,612	169	1,724	195
Direct access	2,365	90	2,290	80
Street and highway lighting	76	9	79	10
	14,476	1,675	15,066	1,841
Other revenues		80		106
Balancing accounts		115		(164)
Total(1)		$1,870		$1,783
(1) Includes sales to affiliates of $5 million in each of 2010 and 2009.

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

Sempra Global and Parent Revenues and Cost of Sales

In the three months ended September 30, 2010, our Sempra Global and Parent revenues increased by $112 million (26%) to $541 million. During the nine months ended September 30, 2010, our Sempra Global and Parent revenues increased by $391 million (31%) to $1.7 billion. The increases in both the three months and nine months ended September 30, 2010 were due to higher revenues at Sempra LNG, primarily due to increased marketing operations and the start up of operations at its Cameron LNG receipt terminal and the nitrogen-injection facility at the Energía Costa Azul receipt terminal, partially offset by lower revenues at Sempra Pipelines & Storage due to the expiration of the Comisión Federal de Electricidad (CFE) natural gas supply contract in 2009. At the expiration of the contract, Sempra LNG began supplying the CFE under a separate contract ending December 2022.

In the three months ended September 30, 2010, our cost of natural gas, electric fuel and purchased power increased by $72 million (33%) to $292 million. During the nine months ended September 30, 2010, our cost of natural gas, electric fuel and purchased power increased by $212 million (31%) to $887 million. The increases in both periods were primarily associated with the higher revenues at Sempra LNG, offset partially by lower costs at Sempra Pipelines & Storage resulting primarily from the expiration of the CFE contract.

Litigation Expense

Sempra Energy Consolidated

We recorded $184 million in litigation expense in the nine months ended September 30, 2010, which included $163 million related to the agreement to settle certain energy crisis litigation. We discuss this settlement agreement in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

Other Operation and Maintenance

Sempra Energy Consolidated

For the three months ended September 30, 2010, our other operation and maintenance expenses increased by $22 million (4%) to $590 million, primarily due to an increase at SoCalGas. For the nine months ended September 30, 2010, our other operation and maintenance expenses increased by $109 million (7%) to $1.8 billion, primarily due to higher operation and maintenance expenses at both SDG&E and SoCalGas.

We discuss the changes in operation and maintenance expenses at SDG&E and SoCalGas below.

Operation and Maintenance

SDG&E

For the three months ended September 30, 2010, SDG&E's operation and maintenance expenses decreased by $1 million to $235 million, primarily due to $12 million lower expenses recoverable in revenues as incurred, offset by $10 million higher litigation expense in 2010.

For the nine months ended September 30, 2010, SDG&E's operation and maintenance expenses increased by $55 million (8%) to $704 million. The increase was due to:

▪$21 million higher other operational and maintenance costs (including $22 million of higher liability insurance premiums for wildfire coverage and $12 million at Otay Mesa VIE due to commencement of plant operation in October 2009, offset by $13 million lower other operational and maintenance costs);

▪$18 million net unfavorable impact from an increase in litigation reserves in 2010 compared to the favorable resolution of litigation in 2009; and

▪$15 million higher expenses recoverable in revenues as incurred.

SoCalGas

For the three months ended September 30, 2010, SoCalGas' operation and maintenance expenses increased by $33 million (13%) to $285 million. The increase was due primarily to $25 million higher expenses recoverable in revenues as incurred.

For the nine months ended September 30, 2010, SoCalGas’ operation and maintenance expenses increased by $72 million (9%) to $840 million due primarily to $60 million higher expenses recoverable in revenues as incurred.

Write-off of Long-lived Assets

In the second quarter of 2009, we recorded a $132 million write-off related to certain assets at one of Sempra Pipelines & Storage’s Liberty natural gas storage projects. Sempra Energy's after-tax share of this write-off was $64 million. We discuss the write-off of the assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Equity Earnings (Losses) Before Income Taxes

Sempra Energy Consolidated

For the three months ended September 30, 2010, equity losses from our investment in RBS Sempra Commodities were $281 million compared to equity earnings of $105 million in the corresponding period of 2009. For the nine months ended September 30, 2010, equity losses from our investment in RBS Sempra Commodities were $290 million compared to equity earnings of $384 million in the corresponding period of 2009. Equity earnings were adversely impacted by several factors, as we discuss above in “Business Unit Results – Sempra Commodities.” Results for both periods in 2010 include a $305 million pretax write-down of our investment in RBS Sempra Commodities. We discuss the write-down further in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

We provide additional information about the determination and allocation of this investment's earnings in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Income (Expense), Net

Sempra Energy Consolidated

In the three months ended September 30, 2010, other income, net, increased by $42 million (175%) to $66 million primarily due to:

▪proceeds of $48 million from a legal settlement at Sempra Pipelines & Storage; offset by

▪$17 million in losses on interest rate instruments in 2010 at Otay Mesa VIE compared to $11 million in 2009; and

▪a $10 million decrease in gains from investment activity related to our executive retirement and deferred compensation plans in 2010.

For the nine months ended September 30, 2010, other income, net, decreased by $15 million (15%) to $82 million primarily due to:

▪$51 million in losses on interest rate instruments in 2010 at Otay Mesa VIE compared to $19 million in gains in 2009; and

▪a $25 million decrease in gains from investment activity related to our executive retirement and deferred compensation plans in 2010; offset by

▪proceeds of $48 million from a legal settlement at Sempra Pipelines & Storage;

▪$12 million increase in allowance for equity funds used during construction; and

▪a $10 million gain recognized on an interest rate instrument at Parent and Other.

SDG&E

The changes in SDG&E’s other income (expense), net, in the three months and nine months ended September 30, 2010, were primarily due to the losses and gains from interest rate instruments at Otay Mesa VIE, as we discuss above.

Interest Expense

Sempra Energy Consolidated

For the three months ended September 30, 2010, our interest expense increased by $15 million (16%) to $111 million. The increase included:

▪$17 million higher interest expense, primarily from long-term debt issued in 2009 and 2010 at Parent and Other and SDG&E; offset by

▪$5 million lower interest expense from maturities of debt at Parent and Other.

During the nine months ended September 30, 2010, our interest expense increased by $66 million (26%) to $323 million. The increase was primarily due to:

▪$70 million higher interest expense, primarily from long-term debt issued in 2009 and 2010 at Parent and Other and SDG&E; and

▪$26 million lower capitalized interest, primarily at Sempra LNG due to completion of construction projects; offset by

▪$22 million lower interest expense from maturities of debt at Parent and Other; and

▪$14 million lower short-term debt interest expense, primarily from lower average commercial paper borrowings and interest rates, and reduced interest expense related to energy crisis litigation reserves at Parent and Other.

Income Taxes

The table below shows the income tax expense (benefit) and effective income tax rates for Sempra Energy, SDG&E, PE and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,
	2010		2009
	Income Tax Expense	Effective Income	Income Tax	Effective Income
	(Benefit)	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$(32)	(32)%	$128	31%
SDG&E	56	35	53	37
PE	42	35	41	36
SoCalGas	42	35	42	36
	Nine months ended September 30,
	2010		2009
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$85	18%	$327	30%
SDG&E	131	36	141	33
PE	132	38	117	38
SoCalGas	132	38	115	37

Sempra Energy Consolidated

The change in income tax expense in the three months ended September 30, 2010 was due to lower pretax income and a lower effective income tax rate primarily resulting from:

▪higher planned investment tax credits;

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪higher pretax income (including a $175 million gain related to our share of the RBS Sempra Commodities sale to J.P. Morgan Ventures Energy Corporation on July 1, 2010) in countries with lower statutory rates; offset by

▪$11 million state income tax expense related to our exit from the RBS Sempra Commodities business;

▪lower favorable impact from the resolution of prior years' income tax issues;

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; and

▪$5 million tax expense in 2010 compared to $3 million tax benefit in 2009 due to Mexican currency translation and inflation adjustments.

In the nine months ended September 30, 2010, Sempra Energy's income tax expense decreased due to lower pretax income and a lower effective income tax rate. The lower effective income tax rate was primarily due to:

▪higher planned investment tax credits;

▪higher deductions for self-developed software costs;

▪higher pretax income (including a $175 million gain related to our share of the RBS Sempra Commodities sale to J.P. Morgan Ventures Energy Corporation on July 1, 2010) in countries with lower statutory rates; and

▪higher exclusions from taxable income of the equity portion of AFUDC; offset by

▪$11 million state income tax expense related to our exit from the RBS Sempra Commodities business;

▪lower favorable impact from the resolution of prior years' income tax issues;

▪a $16 million write-down of the deferred tax assets related to other postretirement benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy;

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; and

▪$4 million higher tax expense in 2010 due to Mexican currency translation and inflation adjustments.

SDG&E

The increase in SDG&E's income tax expense in the three months ended September 30, 2010 was primarily due to higher pretax income, offset by a lower effective income tax rate. The lower effective income tax rate was primarily due to:

▪the impact of Otay Mesa VIE;

▪a decrease in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes;

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪higher favorable impact from the resolution of prior years' income tax issues; offset by

▪lower deductions for self-developed software costs;

▪lower deductions for other postretirement benefits; and

▪lower utility repair allowance.

In the nine months ended September 30, 2010, SDG&E's income tax expense decreased primarily from lower pretax income, partially offset by a higher effective income tax rate resulting primarily from:

▪the impact of Otay Mesa VIE;

▪a $3 million write-down of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above;

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes;

▪lower deductions for other postretirement benefits; and

▪lower utility repair allowance; offset by

▪higher exclusions from taxable income of the equity portion of AFUDC; and

▪higher favorable impact from the resolution of prior years' income tax issues.

SDG&E's results include Otay Mesa VIE, which is consolidated, and therefore, SDG&E's effective income tax rate is impacted by the VIE’s stand-alone effective income tax rate.

PE and SoCalGas

The decrease in PE’s and SoCalGas’ effective income tax rates in the three months ended September 30, 2010 was primarily due to:

▪higher deductions for self-developed software costs; offset by

▪lower deductions for other postretirement benefits; and

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

In the nine months ended September 30, 2010, income tax expense increased at PE and SoCalGas primarily due to higher pretax income. The effective income tax rate at SoCalGas increased slightly primarily due to:

▪a $13 million write-down of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above;

▪lower deductions for other postretirement benefits; and

▪an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪higher deductions for self-developed software costs; and

▪higher exclusions from taxable income of the equity portion of AFUDC.

Although it did not change year-over-year, these fluctuations are also reflected in PE’s effective income tax rate.

Equity Earnings (Losses), Net of Income Tax

Equity losses, net of income tax, were $4 million in the three months ended September 30, 2010 compared to equity earnings of $20 million for the corresponding period in 2009. Equity earnings, net of income tax, decreased by $17 million (29%) to $42 million in the nine months ended September 30, 2010. The change in both the three months and nine months was primarily due to a $24 million write-down of Sempra Pipelines & Storage’s investment in Argentina.

Losses (Earnings) Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Losses attributable to noncontrolling interests decreased by $11 million (65%) in the three months ended September 30, 2010. The decrease was primarily due to a $13 million decrease in losses attributable to noncontrolling interests at SDG&E, which we discuss below.

Losses attributable to noncontrolling interests increased by $12 million (55%) in the nine months ended September 30, 2010. The change was primarily due to:

▪$43 million increase in losses attributable to noncontrolling interests at SDG&E, which we discuss below; offset by

▪$33 million associated with the write-off of assets at Liberty in 2009.

SDG&E

Losses attributable to noncontrolling interests, all related to Otay Mesa VIE, were $5 million in the three months ended September 30, 2010 compared to $18 million in the corresponding period of 2009. The change was primarily due to:

▪a $20 million increase in operating income; offset by

▪a $6 million increase in losses on interest rate instruments in 2010.

Losses attributable to noncontrolling interests, all related to Otay Mesa VIE, were $34 million in the nine months ended September 30, 2010 compared to earnings of $9 million in the corresponding period of 2009. The change was primarily due to:

▪$51 million in losses on interest rate instruments in 2010 compared to $19 million in gains in 2009; offset by

▪a $36 million increase in operating income.

Earnings

We discuss variations in Sempra Energy's earnings by business unit above in "Business Unit Results."

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends.  In addition, we may meet our cash requirements through the issuance of short-term and long-term debt and the proceeds from the transactions to sell the businesses within RBS Sempra Commodities, as we discuss below.

Our committed lines of credit provide liquidity and support commercial paper.  As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, in October 2010, Sempra Energy, Sempra Global and the Sempra Utilities entered into agreements for new credit facilities, to replace the previous principal credit agreements that were scheduled to expire in 2011. The new agreements have a longer term (four years) and, in light of our exit from the commodities joint venture, a lower total credit commitment by $500 million at Sempra Global. At Sempra Energy and Sempra Global, the new agreements are syndicated broadly among 23 different lenders and at the Sempra Utilities, among 22 different lenders.  No single lender has greater than a 7-percent share in any agreement.

The table below shows the amount of available funds at September 30, 2010:

AVAILABLE FUNDS AT SEPTEMBER 30, 2010
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	PE/SoCalGas
Unrestricted cash and cash equivalents	$547	$332	$72
Available unused credit(1)	3,419	338	538
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

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to:

▪finance capital expenditures

▪meet liquidity requirements

▪fund shareholder dividends and common stock repurchases

▪fund new business acquisitions or start-ups

As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein, in July 2010, RBS Sempra Commodities sold its global metals and oil businesses, as well as the European natural gas and power business. Our share of the proceeds from this transaction approximated $1 billion, including a $134 million distribution of 2009 partnership earnings related to the businesses sold. In September 2010, Noble Group Ltd. agreed to acquire the U.S. retail commodity marketing business of RBS Sempra Commodities for $318 million in cash, plus assumption of all debt, which agreement was consummated on November 1, 2010. In October 2010, the joint venture entered into an agreement to sell most of its remaining assets to J.P. Morgan Ventures Energy Corporation (J.P. Morgan Ventures), a unit of J.P. Morgan Chase & Co. (JP Morgan), for approximately $220 million. This transaction is expected to close by year-end.

We expect our share of the proceeds from the sales of all of the partnership’s businesses and related cash distributions to total $1.8 billion to $1.9 billion. This includes approximately $1.3 billion expected from the announced transactions, plus $500 million to $600 million consisting primarily of cash and accounts receivable, as well as net margin that is expected to be collected as customers are transferred to JP Morgan. The transfer of all accounts to JP Morgan will be done as soon as possible, but is expected to continue into 2011. We are using $500 million of the proceeds to repurchase shares of our common stock under a Collared Accelerated Share Acquisition Program, which began in September 2010. We discuss the share repurchase program further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

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

We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. The value of the trust funds’ investments declined in 2008 and the first quarter of 2009 due to a decrease in the equity market and volatility in the fixed income market.  Values increased from favorable market activity later in 2009 and in 2010. However, these markets continue to be volatile. The changes in asset values have not affected the funds’ abilities to make required payments, but may impact funding requirements for pension and other postretirement benefit plans. At the Sempra Utilities, funding requirements are generally recoverable in rates.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Utilities

The Sempra Utilities expect that cash flows from operations and debt issuances will continue to be adequate to meet operating and capital expenditure requirements. Due to the extended review period associated with the Sunrise Powerlink project and the resultant delay in initiating construction activities, SDG&E declared and paid a $150 million common dividend to Sempra Energy in the first quarter of 2009. However, the level of future common dividends from SDG&E and SoCalGas may be reduced or eliminated during periods of increased capital expenditures. The level of future common dividends from PE is dependent upon common dividends paid by SoCalGas. Sempra Energy may from time to time make additional equity contributions to SDG&E or SoCalGas to support the Sempra Utilities' capital expenditure programs.

As we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein, SDG&E’s and therefore Sempra Energy’s cash flows are likely to be adversely impacted by cash flows related to the 2007 wildfire litigation.

Sempra Commodities

We discuss above the completed and pending transactions and anticipated cash flows related to the dissolution of the RBS Sempra Commodities joint venture, which generally comprises the Sempra Commodities business unit. The impact of the sale transactions on cash flow will depend on many factors, including the final proceeds received from the transactions, potential changes to the partnership agreement, and any sales of residual assets. Our partner in the joint venture, RBS, is obligated to provide the joint venture with all working-capital requirements and credit support. However, we are providing transitional back-up guarantees, some of which may continue for a prolonged period of time. RBS or JP Morgan have fully indemnified us for any claims or losses in connection with these arrangements.

We account for our investment in the partnership under the equity method. RBS Sempra Commodities intends to distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership. In limited cases, the partnership may retain earnings allocable to the partners to replenish capital depleted through losses. In the first nine months of 2010, we received cash distributions from the partnership of $1 billion, which includes our share of proceeds from the transaction with J.P. Morgan Ventures. In the first nine months of 2009, we received cash distributions from the partnership of $407 million. Based on the joint venture’s results through the third quarter of 2010, we currently do not expect distributions for 2010 results to be material.

We provide additional information about RBS Sempra Commodities and the sales transactions in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 6 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Sempra Generation's long-term power sale contracts may contain collateral requirements, although the DWR contract does not contain such requirements. The collateral arrangements require Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies if Sempra Generation fails to deliver the contracted amounts. Sempra Generation had no outstanding collateral requirements under such contracts at September 30, 2010.

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

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2010	2010 Change		2009
Sempra Energy Consolidated	$1,602	$(282)	(15)%	$1,884
SDG&E	416	(203)	(33)	619
PE	562	17	3	545
SoCalGas	569	20	4	549

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2010 primarily due to $209 million lower distributions received from RBS Sempra Commodities.

SDG&E

Cash provided by operating activities at SDG&E decreased in 2010 primarily due to $117 million of settlement payments in 2010, net of cash received from liability insurance, compared to $36 million of cash received from liability insurance in 2009, net of settlement payments, related to the 2007 wildfire litigation.

PE and SoCalGas

Cash provided by operating activities at PE and SoCalGas increased in 2010 primarily due to:

▪$60 million higher net income, net of noncash adjustments, at SoCalGas; and

▪a $71 million accounts payable decrease in 2010 compared to a $185 million decrease in 2009, primarily due to higher natural gas prices in 2010 compared to 2009; offset by

▪a $66 million decrease in regulatory balancing accounts in 2010 compared to a $52 million increase in 2009. Over- and undercollected regulatory balancing accounts reflect the difference between billings and recorded or CPUC-authorized costs. These differences are required to be balanced over time; and

▪a $272 million accounts receivable decrease in 2010 compared to a $306 million decrease in 2009, primarily due to higher natural gas volumes and cost of natural gas in 2010 compared to 2009.

The table below shows the contributions to pension and other postretirement benefit plans for the nine months ended September 30, 2010.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$91	$39
SDG&E	35	12
PE/SoCalGas	37	26

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2010	2010 Change		2009
Sempra Energy Consolidated	$(633)	$(1,337)	(68)%	$(1,970)
SDG&E	(813)	233	40	(580)
PE	(435)	106	32	(329)
SoCalGas	(445)	109	32	(336)

SempraEnergy Consolidated

Cash used in investing activities at Sempra Energy decreased in 2010 primarily due to:

▪$849 million of distributions from RBS Sempra Commodities LLP at Sempra Commodities in 2010 related to the sale of businesses within the joint venture, as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein;

▪$180 million of distributions from Fowler Ridge II Wind Farm (Fowler Ridge) at Sempra Generation in 2010;

▪a $182 million investment in Fowler Ridge by Sempra Generation in 2009; and

▪$462 million lower contributions to Rockies Express.  The $65 million contribution in the first quarter of 2010 was the last required for the construction phase of the project; offset by

▪$176 million proceeds from remarketing of industrial development bonds in 2009; and

▪Sempra Pipelines & Storage’s $292 million acquisition (net of cash acquired) resulting in the purchase of Mexican pipeline and natural gas infrastructure assets.

SDG&E

The increase in cash used in investing activities at SDG&E in 2010 was due to:

▪a $189 million net increase in capital expenditures (a $265 million increase at SDG&E, offset by a decrease of $76 million at Otay Mesa VIE);

▪net proceeds of $24 million related to industrial development bonds in 2009; and

▪$20 million lower decrease in loans to affiliates.

PE and SoCalGas

Cash used in investing activities at PE and SoCalGas increased in 2010 primarily due to a $108 million increase in advances from SoCalGas to Sempra Energy in 2010.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2010, we expect to make capital expenditures and investments of $3 billion, including:

▪$1.9 billion at the Sempra Utilities (excluding Otay Mesa VIE) for capital projects and plant improvements ($1.4 billion at SDG&E and $500 million at SoCalGas)

▪$1.1 billion at our other subsidiaries for the development of natural gas storage facilities and pipelines, and renewable generation projects

The Sempra Utilities expect the capital expenditures to include:

▪$780 million for additions to SDG&E’s natural gas and electric distribution systems, advanced metering infrastructure, and electric generation plant and equipment

▪$500 million at SoCalGas for improvements to distribution and transmission systems, and for advanced metering infrastructure

▪$400 million at SDG&E for the Sunrise Powerlink transmission line

▪$190 million for improvements to SDG&E’s electric transmission infrastructure

The Sempra Utilities expect to finance these expenditures and investments with cash flows from operations, cash on hand and debt issuances.

The expected capital expenditures of $1.1 billion at our other subsidiaries include:

▪approximately $150 million to $250 million for Copper Mountain Solar (a 48-megawatt (MW) solar generation facility under construction by Sempra Generation in Boulder City, Nevada);

▪approximately $230 million for investments in Cedar Creek II Wind Farm, a 250-MW project in northern Colorado;

▪approximately $250 million to $300 million for Sempra Pipelines & Storage’s contribution to Rockies Express and the development of natural gas storage projects at Bay Gas and Mississippi Hub; and

▪$307 million for Sempra Pipelines & Storage’s acquisition resulting in the purchase of Mexican pipeline and natural gas infrastructure assets which closed in April 2010 and that we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Our level of capital expenditures and investments in the next few years may vary substantially and will depend on the cost and availability of financing, regulatory approvals and business opportunities providing desirable rates of return. We intend to finance our capital expenditures in a manner that will maintain our strong investment-grade ratings and capital structure.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2010	2010 Change		2009
Sempra Energy Consolidated	$(532)	$(1,043)	204%	$511
SDG&E	716	483	207	233
PE	(104)	(100)	(2,500)	(4)
SoCalGas	(101)	(100)	(10,000)	(1)

Sempra Energy Consolidated

At Sempra Energy, financing activities used cash in 2010 compared to providing cash in 2009, primarily due to:

▪$502 million repurchases of common stock in 2010;

▪$410 million lower issuances of debt; and

▪$402 million higher debt payments; offset by

▪$94 million for the purchase of the remaining 40-percent ownership interest in Mississippi Hub in 2009; and

▪$184 million increase in short-term debt in 2010 compared to a $52 million decrease in 2009.

SDG&E

Cash provided by financing activities at SDG&E increased primarily due to:

▪$150 million common dividends paid to Sempra Energy in 2009; and

▪$358 million higher issuances of long-term debt.

PE and SoCalGas

Cash used in financing activities at PE and SoCalGas in 2010 increased due to $100 million common dividends paid to Sempra Energy and PE, respectively.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E, PE and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

The Sempra Utilities' operations generally provide relatively stable earnings and liquidity. However, for the next few years, SDG&E and SoCalGas intend to limit their common stock dividends to reinvest their earnings in significant capital projects.

Sempra Global's long-term contracts also generally provide relatively stable earnings and liquidity, but are subject to variability due to fluctuations in commodity prices. Also, Sempra Generation's contract with the DWR, which provides a significant portion of Sempra Generation's revenues, ends in late 2011. Because it is unable to forecast with certainty future electricity prices and the cost of natural gas, contracts it enters into to replace the DWR contract, if obtained, or merchant (daily) sales may provide substantially lower earnings. Sempra Generation is also undertaking several projects for the construction of renewable generation facilities, with planned in-service dates ranging from late 2010 to 2012.

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

In regard to the 2007 wildfire litigation, SDG&E has exceeded its $1.1 billion of liability insurance coverage in settling wildfire claims. However, it has concluded that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and any amounts recovered from other potentially responsible parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. However, SDG&E’s cash flow will be adversely affected by timing differences between the resolution of claims and recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. In addition, recovery from customers will require future regulatory actions, and a failure to obtain recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy's and SDG&E's cash flows and results of operations.

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

Both SDG&E's and SoCalGas' cost of capital decisions include provisions that can result in adjustments, upwards or downwards, to their return on capital in periods between cost of capital filings. As a result of the worldwide recession, interest rates have remained at relatively low levels for an extended period of time. If the cost of capital benchmark interest rates, for either company, recorded in the third quarter of 2010 were to continue at the same levels through the second quarter of 2011, one or both companies’ authorized return on capital could be adjusted downward effective January 1, 2012. It is estimated that if such a downward adjustment were to occur, it would result in an adverse impact to earnings in 2012 of $15 million at SDG&E and $23 million at SoCalGas. Both SDG&E and SoCalGas are planning to file a cost of capital application with the CPUC in April 2012. Once approved by the CPUC, the applications would establish return on capital and cost of debt recovery for both SDG&E and SoCalGas starting in January 2013.

In 2008, we completed the formation of a partnership, RBS Sempra Commodities, to own and operate our commodities-marketing businesses, which generally comprised our Sempra Commodities segment. In November 2009, RBS announced its intention to divest its interest in the joint venture following a directive from the European Commission to dispose of certain assets. In February 2010, Sempra Energy, RBS and the partnership entered into an agreement to sell certain businesses within the partnership, which agreement was consummated on July 1, 2010. In September 2010, the parties announced an agreement to sell the U.S. retail commodity marketing business of RBS Sempra Commodities, which closed on November 1, 2010. In October 2010, the joint venture entered into an agreement to sell most of its remaining assets to J.P. Morgan Ventures. This transaction is expected to close by year-end. Our joint venture partner, RBS, continues to be obligated to provide the partnership with all working-capital requirements and credit support.

We expect our share of the proceeds from the sales of all of the joint venture's businesses and related cash distributions to total $1.8 billion to $1.9 billion. These distributions are net of expected transition costs and are not expected to fully recover the goodwill included in the carrying value of our investment in the joint venture. Accordingly, in the third quarter of 2010, we recorded an after-tax charge of $139 million to reduce our investment in RBS Sempra Commodities.

Future earnings and distributions from the partnership will depend on the profitability achieved in the partnership's remaining businesses through their final disposition dates and the continued ability of RBS to provide capital and credit support for the partnership. Results of the joint venture in the first three quarters of 2010 were adversely impacted by the sale on July 1, 2010, of the global metals and oil businesses and the European natural gas and power business; lower volatility in the U.S. natural gas and power business; and the disruptions caused by the process to sell the partnership's businesses. We provide additional information in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 6 and 20 of the Notes to Consolidated Financial Statements in the Annual Report.

We may be further impacted by depressed and rapidly changing economic conditions. Moreover, the dollar has fluctuated significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. North American natural gas prices, which affect profitability at Sempra Generation and Sempra LNG, are currently significantly below Asian and European prices. These factors could, if they remain unchanged, adversely affect profitability.

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

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Generation in Maricopa County, Arizona. When fully developed, the project will be capable of producing approximately 400 MW to 600 MW of solar power. Mesquite Solar will connect to the 500-kilovolt Hassayampa switchyard via our existing Mesquite Power natural gas generation plant.

Construction of the first phase (Mesquite Solar I) of 150 MW is expected to begin in 2011 and be completed in 2013. In October 2010, Sempra Generation announced that PG&E has contracted, subject to CPUC approval, for 150 MW of solar power at Mesquite Solar I for 20 years.

Cedar Creek II Wind Farm

In October 2010, Sempra Generation invested $209 million for a 50 percent-ownership interest in Cedar Creek II Wind Farm LLC, a joint venture with BP Wind Energy for the development of a 250-MW wind farm in northern Colorado expected to be operational in mid-2011. Public Service Company of Colorado, an Xcel Energy company, has contracted for all of the power from the facility for 25 years.

Sempra Pipelines & Storage

Natural Gas Storage Projects

Currently, Sempra Pipelines & Storage has 23 billion cubic feet (Bcf) of operational working natural gas storage capacity, including approximately 12 Bcf which recently became operational at its Mississippi Hub and Bay Gas natural gas storage facilities. We plan to develop as much as 75 Bcf of total storage capacity by 2015.

Sempra Pipelines & Storage’s natural gas storage facilities and projects include

▪Bay Gas Storage Company, a facility located 40 miles north of Mobile, Alabama, that provides underground storage and delivery of natural gas. Sempra Pipelines & Storage owns 91 percent of the project. It is the easternmost salt dome storage facility on the gulf coast, with direct service to the Florida market and markets across the Southeast, Mid-Atlantic and Northeast regions.

▪Mississippi Hub storage facility, located in Simpson County, Mississippi, an underground salt dome natural gas storage project with access to shale basins of East Texas and Louisiana, traditional gulf supplies and LNG, with multiple interconnections to serve the Southeast and Northeast regions.

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding capital lease obligations, at September 30, 2010 and December 31, 2009:

	Sempra Energy
	Consolidated		SDG&E		PE/SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At September 30, 2010:
Utility fixed-rate	$3,817	$701	$2,704	$585	$1,113	$116
Utility variable-rate	754	44	604	44	150	-
Non-utility, fixed-rate and variable-rate	3,578	481	-	-	-	-
At December 31, 2009:
Utility fixed-rate	$3,067	$369	$1,954	$273	$1,113	$97
Utility variable-rate	848	43	698	43	150	-
Non-utility, fixed-rate and variable-rate	4,075	392	-	-	-	-
(1) After the effects of interest rate swaps.

At September 30, 2010, the net notional amount of interest rate swap transactions ranged from $215 million to $355 million at Sempra Energy (ranges relate to amortizing notional amounts).  We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. At September 30, 2010, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2009.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 21, 2010, we entered into a Collared Accelerated Share Acquisition Program with JPMorgan Chase Bank, National Association under which we prepaid $500 million to repurchase shares of our common stock, as we discuss in our Current Report on Form 8-K dated September 21, 2010 and in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

The following table sets forth information concerning purchases made by us, from the program authorized above, of our common stock during the third quarter of 2010:

Maximum
			Total Number of	Dollar Value of
	Total		Shares Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	Per Share (1)	or Programs (1)	or Programs

September 2010	5,670,006		5,670,006
	5,670,006		5,670,006	$500 million remaining (2)
(1)

All shares were purchased under the Collared Accelerated Share Acquisition Program entered into on September 21, 2010. The weighted average cost to us of shares purchased under the program will not be determinable until the completion of the program, which is expected to extend into the first quarter of 2011. Additional information regarding the program is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

(2)

Our board of directors has authorized the repurchase of shares of our common stock provided that the amounts expended for such purposes do not exceed the greater of $2 billion or amounts expended to purchase no more than 40 million shares. We prepaid $500 million under a Collared Accelerated Share Acquisition Program with JPMorgan Chase Bank, National Association on September 21, 2010 and expended an additional $1 billion pursuant to a share repurchase program completed in 2008. Therefore, approximately $500 million remains authorized by the board for the purchase of additional shares. We also may, from time to time, purchase shares of our common stock from restricted stock plan participants who elect to sell a sufficient number of vesting restricted shares to meet minimum statutory tax withholding requirements.

ITEM 6. EXHIBITS

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy
10.1	Master Confirmation for Share Purchase Agreement, dated as of September 21, 2010, between Sempra Energy and JPMorgan Chase Bank, National Association.
EXHIBIT 12 – STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Pacific Enterprises
12.3	Pacific Enterprises Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.4	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Pacific Enterprises
31.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Pacific Enterprises
32.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: November 9, 2010	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 9, 2010	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Pacific Enterprises:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

Date: November 9, 2010	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 9, 2010	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer