Form 10-K
period 2010-12-31
PACIFIC ENTERPRISES INC; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2011-02-24
CIK 75527, 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation		I.R.S. Employer Identification Nos.
1-14201	SEMPRA ENERGY	California		33-0732627
101 Ash Street
San Diego, California 92101
(619)696-2034

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California		95-1184800
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California		94-0743670
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California		95-1240705
555 West Fifth Street
Los Angeles, California 90013
(213)244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class		Name of Each Exchange on Which Registered
Sempra Energy Common Stock, without par value		NYSE
SDG&E Preference Stock (Cumulative) Without Par Value – $1.82 Series SDG&E Cumulative Preferred Stock, $20 Par Value 4.50% Series, 4.40% Series 5.00% Series		NYSE Amex NYSE Amex
Pacific Enterprises Preferred Stock: $4.75 dividend, $4.50 dividend $4.40 dividend, $4.36 dividend		NYSE Amex

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:				None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Exhibit Index on page 48. Glossary on page 57.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010:

Sempra Energy	$11.5 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$0
Pacific Enterprises	$0
Southern California Gas Company	$0

Common Stock outstanding, without par value, as of February 22, 2011:

Sempra Energy	240,505,355 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2010 Annual Report to Shareholders of Sempra Energy, San Diego Gas & Electric Company, Pacific Enterprises and Southern California Gas Company are incorporated by reference into Parts I, II and IV.

Portions of the Sempra Energy Proxy Statement prepared for the May 2011 annual meeting of shareholders are incorporated by reference into Part III.

Portions of the San Diego Gas & Electric Company, Southern California Gas Company and Pacific Enterprises Information Statement prepared for their June 2011 annual meetings of shareholders are incorporated by reference into Part III.

SEMPRA ENERGY FORM 10-K SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-K PACIFIC ENTERPRISES FORM 10-K SOUTHERN CALIFORNIA GAS COMPANY FORM 10-K TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		6

PART I
Item 1.	Business	7
	Description of Business	7
	Company Websites	7
	Government Regulation	8
	California Natural Gas Utility Operations	10
	Electric Utility Operations	11
	Rates and Regulation – Sempra Utilities	14
	Sempra Global	14
	Environmental Matters	16
	Executive Officers of the Registrants	16
	Other Matters	17
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Reserved	26

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	28
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 9A.	Controls and Procedures	29
Item 9B.	Other Information	29

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	30
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions, and Director Independence	30
Item 14.	Principal Accountant Fees and Services	30

SEMPRA ENERGY FORM 10-K SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-K PACIFIC ENTERPRISES FORM 10-K SOUTHERN CALIFORNIA GAS COMPANY FORM 10-K TABLE OF CONTENTS (CONTINUED)

This combined Form 10-K is separately filed by Sempra Energy, San Diego Gas & Electric Company, Pacific Enterprises and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Item 6 and 8 sections are provided for each reporting company, except for the Notes to Consolidated Financial Statements in Item 8. The Notes to Consolidated Financial Statements for all of the reporting companies are combined. All Items other than 6 and 8 are combined for the reporting companies.

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

In this report, when we use words such as "believes," "expects," "anticipates," "plans," "estimates," "projects," "contemplates," "intends," "depends," "should," "could," "would," "will," "may," "potential," "target," "goals," or similar expressions, or when we discuss our strategy, plans or intentions, we are making forward-looking statements.

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

▪energy markets, including the timing and extent of changes and volatility in commodity prices;

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

We provide a description of Sempra Energy and its subsidiaries in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2010 Annual Report to Shareholders (Annual Report), which is attached as Exhibit 13.1 to this report and is incorporated by reference.

This report includes information for the following separate registrants:

▪Sempra Energy and its consolidated entities

▪San Diego Gas & Electric Company (SDG&E)

▪Pacific Enterprises (PE), the holding company for Southern California Gas Company

▪Southern California Gas Company (SoCalGas)

References in this report to "we," "our," "us," and "our company" are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context.  SDG&E and SoCalGas are collectively referred to as the Sempra Utilities.

Sempra Energy has six separately managed reportable segments consisting of SDG&E, SoCalGas, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG (liquefied natural gas) and Sempra Commodities. Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and Sempra Commodities are subsidiaries of Sempra Global. Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation.

SDG&E, PE and SoCalGas are subsidiaries of Sempra Energy. Sempra Energy directly or indirectly owns all the common stock and substantially all of the voting stock of each of the three companies.

Sempra Commodities

In April 2008, Sempra Energy formed a partnership with The Royal Bank of Scotland plc (RBS) to purchase and operate our commodities-marketing businesses, which generally comprised the Sempra Commodities segment. In November 2009, RBS announced its intention to divest its interest in this joint venture, RBS Sempra Commodities LLP (RBS Sempra Commodities), following a directive from the European Commission to dispose of certain assets. In three separate transactions in 2010 and one in early 2011, we and RBS divested substantially all of the partnership’s businesses and assets.

We provide further discussion about RBS Sempra Commodities and the transactions in Notes 3, 4 and 5 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPANY WEBSITES

Company website addresses are:

Sempra Energy – http://www.sempra.com
SDG&E – http://www.sdge.com
PE/SoCalGas – http://www.socalgas.com

We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The charters of the audit, compensation and corporate governance committees of Sempra Energy’s board of directors (the board), the board's corporate governance guidelines, and Sempra Energy's code of business conduct and ethics for directors and officers are posted on Sempra Energy's website.

SDG&E and SoCalGas make available free of charge via a hyperlink on their websites their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Printed copies of all of these materials may be obtained by writing to our Corporate Secretary at Sempra Energy, 101 Ash Street, San Diego, CA 92101-3017.

The information on the websites of Sempra Energy, SDG&E and PE/SoCalGas is not part of this report or any other report that we file with or furnish to the SEC, and is not incorporated herein by reference.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is the regulation of the Sempra Utilities.

California Utility Regulation

The Sempra Utilities are regulated in California by the California Public Utilities Commission (CPUC), the California Energy Commission (CEC), and the California Air Resources Board (CARB).

The California Public Utilities Commission:

▪consists of five commissioners appointed by the Governor of California for staggered, six-year terms (only four positions are currently filled).

▪regulates SDG&E’s and SoCalGas’ rates and conditions of service, sales of securities, rates of return, capital structure, rates of depreciation, and long-term resource procurement, except as described below in "United States Utility Regulation."

▪has jurisdiction over the proposed construction of major new electric transmission, electric distribution, and natural gas storage, transmission and distribution facilities in California.

▪conducts reviews and audits of utility performance and compliance with regulatory guidelines, and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

▪regulates the interactions and transactions of the Sempra Utilities with Sempra Energy and its other affiliates.

We provide further discussion in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E is also subject to regulation by the CEC, which publishes electric demand forecasts for the state and for specific service territories.  Based upon these forecasts, the CEC:

▪determines the need for additional energy sources and conservation programs;

▪sponsors alternative-energy research and development projects;

▪promotes energy conservation programs;

▪maintains a statewide plan of action in case of energy shortages; and

▪certifies power-plant sites and related facilities within California.

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

The State of California requires certain California electric retail sellers, including SDG&E, to deliver 20 percent of their retail demand from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the CEC, are generally known as the Renewables Portfolio Standard (RPS) Program. We discuss this requirement as it applies to SDG&E in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. Certification of a generation project by the CEC as an Eligible Renewable Energy Resource (ERR) allows the purchase of output from a generation facility to be counted towards fulfillment of the RPS Program requirements. This may affect the demand for output from renewables projects developed by Sempra Generation, particularly from California utilities. Final certification as an ERR for Sempra Generation’s El Dorado Solar generation facility was approved in June 2009. Sempra Generation has filed for ERR certification of its Copper Mountain Solar facility in Nevada.

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

The Department of Transportation (DOT) has established regulations regarding engineering standards and operating procedures applicable for the Sempra Utilities’ natural gas transmission and distribution pipelines. The DOT has certified the CPUC to administer oversight and compliance with these regulations for the entities they regulate in California.

Sempra Pipelines & Storage operates Mobile Gas Service Corporation (Mobile Gas), a natural gas distribution utility serving southwest Alabama that is regulated by the Alabama Public Service Commission (APSC).

Local Regulation Within the U.S.

SoCalGas has natural gas franchises with the 12 counties and 232 cities in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchises have indefinite lives with no expiration date. Some franchises have fixed expiration dates, ranging from 2011 to 2048.

SDG&E has

▪electric franchises with the two counties and the 26 cities in its electric service territory, and

▪natural gas franchises with the one county and the 18 cities in its natural gas service territory.

These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas. Most of the franchises have indefinite lives with no expiration dates. Some natural gas franchises have fixed expiration dates, ranging from 2012 to 2035, and some electric franchises have fixed expiration dates that range from 2012 to 2018.

Sempra Generation, Sempra Pipelines & Storage and Sempra LNG have operations or development projects in Alabama, Arizona, California, Colorado, Hawaii, Indiana, Louisiana, Mississippi, Nevada, and Texas. These entities are subject to state and local laws, and to regulations in the states in which they operate.

Other Regulation

In the United States, the FERC, with ratemaking authority over wholesale sales of power and the transportation and storage of natural gas in interstate commerce, and siting and permitting authority for LNG terminals, regulates Sempra Generation’s, Sempra Pipelines & Storage’s and Sempra LNG’s operations.  Sempra Pipelines & Storage also owns an interest in the Rockies Express Pipeline, a natural gas pipeline which operates in several states in the United States and is subject to regulation by the FERC. Intrastate storage at Sempra Pipelines & Storage’s Bay Gas Storage Company (Bay Gas) is also regulated by the APSC.

The FERC may regulate rates and terms of service based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be sufficiently competitive, rates may be market-based. Our LNG terminal in the United States is subject to market-based rates and terms of service. FERC regulated rates at the following businesses are

▪Sempra Generation: market-based for wholesale electricity sales.

▪Sempra Pipelines & Storage: cost-based and market-based for the transportation and storage of natural gas, respectively.

▪Sempra LNG: Market-based for the receipt, storage and vaporization of LNG and the purchase and sale of natural gas.

Sempra Pipelines & Storage is also subject to DOT rules and regulations regarding pipeline safety.

Several of our segments operate in Mexico as follows:

▪Sempra Generation owns and operates a natural gas-fired power plant in Baja California, Mexico

▪Sempra Pipelines & Storage’s Mexican utilities build and operate natural gas distribution systems in Mexicali, Chihuahua, and the La Laguna-Durango zone in north-central Mexico

▪Sempra Pipelines & Storage transports gas between the U.S. border and Baja California, Mexico and Sonora, Mexico. Sempra Pipelines & Storage also owns a 50-percent interest in a joint venture with PEMEX (the Mexican state-owned oil company) that operates two natural gas pipelines and a propane system in northern Mexico

▪Sempra LNG owns and operates the Energía Costa Azul LNG receipt terminal located in Baja California, Mexico

These operations are subject to regulation by the Comisión Reguladora de Energía and by the labor and environmental agencies of city, state and federal governments in Mexico.

Sempra Pipelines & Storage also has investments in South America that are subject to laws and regulations in the localities and countries in which they operate.

Licenses and Permits

The Sempra Utilities obtain numerous permits, authorizations and licenses in connection with the transmission and distribution of natural gas and electricity and the operation and construction of related assets, some of which may require periodic renewal.

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

Sempra LNG obtains licenses and permits for the operation and expansion of LNG facilities, and the import and export of LNG and natural gas.

We describe other regulatory matters in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

CALIFORNIA NATURAL GAS UTILITY OPERATIONS

SoCalGas and SDG&E sell, distribute and transport natural gas. SoCalGas purchases and stores natural gas for itself and SDG&E on a combined portfolio basis and provides natural gas storage services for others. The Sempra Utilities’ resource planning, natural gas procurement, contractual commitments, and related regulatory matters are discussed below. We also provide further discussion in the Annual Report in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Notes 14 and 15 of the Notes to Consolidated Financial Statements.

Customers

For regulatory purposes, end-use customers are classified as either core or noncore customers. Core customers are primarily residential and small commercial and industrial customers. Noncore customers at SoCalGas consist primarily of electric generation, wholesale, large commercial, industrial, and enhanced oil recovery customers. Noncore customers at SDG&E consist primarily of electric generation and large commercial and industrial customers.

Most core customers purchase natural gas directly from SoCalGas or SDG&E. While core customers are permitted to purchase directly from producers, marketers or brokers, the Sempra Utilities are obligated to provide reliable supplies of natural gas to serve the requirements of their core customers. Noncore customers are responsible for the procurement of their natural gas requirements.

In 2010, SoCalGas added 24,000 new natural gas customer meters at a growth rate of 0.4 percent; in 2009, it added 27,000 new meters at a growth rate of 0.5 percent. SDG&E added 4,300 and 4,200 new natural gas customer meters in 2010 and 2009, respectively, both at a growth rate of 0.5 percent. Based on forecasts of new housing starts, SoCalGas and SDG&E each expects that its new meter growth rates in 2011 will be comparable to those in 2010.

Natural Gas Procurement and Transportation

SoCalGas purchases natural gas under short-term and long-term contracts for the Sempra Utilities’ core customers. SoCalGas purchases natural gas from Canada, the U.S. Rockies and the southwestern U.S. to meet customer requirements and maintain pipeline reliability. It also purchases some California natural gas production and additional supplies delivered directly to California for its remaining requirements. Purchases of natural gas are primarily based on published monthly bid-week indices.

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

SoCalGas has natural gas transportation contracts with various interstate pipelines. These contracts expire on various dates between 2011 and 2025.

Natural Gas Storage

SoCalGas provides natural gas storage services for core, noncore and non-end-use customers. The Sempra Utilities’ core customers are allocated a portion of SoCalGas' storage capacity. SoCalGas offers the remaining storage capacity for sale to others through an open bid process. The storage service program provides opportunities for these customers to purchase and store natural gas when natural gas costs are low, usually during the summer, thereby reducing purchases when natural gas costs are expected to be higher. This program allows customers to better manage their natural gas procurement and transportation needs.

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

The Sempra Utilities face competition in the residential and commercial customer markets based on customers' preferences for natural gas compared with other energy products. In the noncore industrial market, some customers are capable of securing alternate fuel supplies from other suppliers which can affect the demand for natural gas. The Sempra Utilities’ ability to maintain their respective industrial market shares is largely dependent on the relative spread between delivered energy prices.

Natural gas demand for electric generation within Southern California competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be affected by the growth in renewable generation, the addition of more efficient gas technologies and to the extent that regulatory changes and electric transmission infrastructure investment divert electric generation from the Sempra Utilities’ respective service areas. The demand may also fluctuate due to volatility in the demand for electricity and the availability of competing supplies of electricity such as hydro-electric generation and other renewable energy sources. We provide additional information regarding electric industry restructuring in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The natural gas distribution business is seasonal, and revenues generally are greater during the winter heating months. As is prevalent in the industry, SoCalGas injects natural gas into storage during the summer months (usually April through October) for withdrawal from storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

Customers

SDG&E’s service area covers 4,100 square miles. At December 31, 2010, SDG&E had 1.4 million customer meters consisting of:

▪1,232,000 residential

▪147,000 commercial

▪500 industrial

▪2,100 street and highway lighting

▪4,500 direct access

SDG&E added 7,000 new electric customer meters at a growth rate of 0.5 percent in both 2010 and 2009. Based on forecasts of new housing starts, SDG&E expects that its new meter growth rate in 2011 will be comparable to that in 2010.

Resource Planning and Power Procurement

SDG&E's resource planning, power procurement and related regulatory matters are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Electric Resources

The supply of electric power available to SDG&E for resale is based on CPUC-approved purchased-power contracts currently in place with its various suppliers, its Palomar and Miramar generating facilities, its 20-percent ownership interest in SONGS and purchases on a spot basis. This supply as of December 31, 2010 is as follows:

SDG&E ELECTRIC RESOURCES
Supplier	Source	Expiration date	Megawatts (MW)
PURCHASED-POWER CONTRACTS: (1)
Department of Water Resources (DWR)-
allocated contracts:
Sunrise Power Co. LLC	Natural gas	2012	570
Other (5 contracts)	Natural gas/Wind	2011 to 2013	259
Total			829
Other contracts with Qualifying Facilities (QFs)(2):
Applied Energy Inc.	Cogeneration	2019	114
Yuma Cogeneration	Cogeneration	2024	53
Goal Line Limited Partnership	Cogeneration	2025	50
Other (14 contracts)	Cogeneration	2011 and thereafter	42
Total			259
Other contracts with renewable sources:
NaturEner	Wind	2023 to 2024	210
Oasis Power Partners	Wind	2019	60
Kumeyaay	Wind	2025	50
Iberdrola Renewables	Wind	2018	25
WTE/FPL	Wind	2018	17
Covanta Delano	Biomass	2017	49
Blue Lake Power	Biomass	2020	11
Calpine Geysers	Geothermal	2014	25
Other (9 contracts)	Bio-gas/Hydro	2012 to 2022	33
Total			480
Other long-term and tolling contracts(3):
Otay Mesa Energy Center LLC	Natural gas	2019	603
Cabrillo Power I, LLC	Natural gas	2011	964
Orange Grove Energy L.P.	Natural gas	2035	100
El Cajon Energy, LLC	Natural gas	2035	49
Escondido Energy Center, LLC	Natural gas	2011	36
Portland General Electric (PGE)	Coal	2013	89
Enernoc	Demand response/
	Distributed generation	2016	25
Total			1,866
Total contracted			3,434

GENERATION:
Palomar	Natural gas		560
SONGS	Nuclear		430
Miramar	Natural gas		96
Total generation			1,086
TOTAL CONTRACTED AND GENERATION			4,520
(1)			Contracts covering 2011 - 2035.
(2)

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

Natural Gas Supply

SDG&E buys natural gas under short-term contracts for its Palomar and Miramar generating facilities and for the Cabrillo Power I, LLC, Otay Mesa Energy Center LLC, Orange Grove Energy L.P., and El Cajon Energy, LLC tolling contracts. Purchases are from various southwestern U.S. suppliers and are primarily based on published monthly bid-week indices. SDG&E's natural gas is delivered from southern California border receipt points to the SoCal CityGate pool via firm access rights which expire on September 30, 2011.  The natural gas is then delivered from the SoCal CityGate pool to the generating facilities through SoCalGas' pipelines in accordance with a transportation agreement that expires on May 31, 2011. SDG&E has also contracted with SoCalGas for natural gas storage from April 1, 2010 to March 31, 2011.

SDG&E also buys natural gas as the California DWR's limited agent for the DWR-allocated contracts. Most of the natural gas deliveries for the DWR-allocated contracts are transported through the Kern River Gas Transmission Pipeline under a long-term transportation agreement. The DWR is financially responsible for the costs of gas and transportation.

SONGS

SDG&E has a 20-percent ownership interest in SONGS, which is located south of San Clemente, California. SONGS consists of two operating nuclear generating units. The city of Riverside owns 1.79 percent and Southern California Edison (Edison), the operator of SONGS, owns the remaining interest.

The two units began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity from the two units is 430 MW.

A third unit was removed from service in November 1992. Decommissioning of that unit is largely complete, with the remaining work to be done in the future when the remaining two units are decommissioned. Its spent nuclear fuel is being stored on site in an independent spent fuel storage installation (ISFSI) licensed by the NRC.

SDG&E has fully recovered the capital invested through December 31, 2003 in SONGS and earns a return only on subsequent capital additions, including SDG&E’s share of costs associated with the steam generator replacement project, which is currently in progress.

We provide additional information concerning the SONGS units and nuclear decommissioning below in "Environmental Matters" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6, 14 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Nuclear Fuel Supply

The nuclear fuel supply cycle includes materials and services performed by others under various contracts that extend through 2020. Fuel supply contracts are index-priced and provide nuclear fuel through 2022, the expiration of SONGS’ NRC license.

Spent fuel from SONGS is being stored on site in both the ISFSI and spent fuel pools. With the completion of the current phase of decommissioning, the site has adequate space to build ISFSI storage capacity through 2022. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel from SONGS. SDG&E pays the DOE a disposal fee of $1.00 per megawatt-hour of net nuclear generation, or $3 million per year. It is uncertain when the DOE will begin accepting spent fuel from any nuclear generation facility.

We provide additional information concerning nuclear-fuel costs and the storage and movement of spent fuel in Notes 14 and 16, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.

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

Transmission Arrangements

SDG&E's 500-kilovolt (kV) Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego, California. SDG&E's share of the line is 1,162 MW, although it can be less under certain system conditions.

Mexico's Baja California system is connected to SDG&E's system via two 230-kV interconnections with firm capability of 408 MW in the north to south direction and 800 MW in the south to north direction.

SDG&E’s Sunrise Powerlink, a new 117-mile, 500-kV transmission line project that is designed to deliver up to 1,000 megawatts of energy from the Imperial Valley to the San Diego region, received approval from the CPUC in December 2008, the Bureau of Land Management in January 2009 and the U.S. Forest Service in July 2010. SDG&E commenced construction in the fall of 2010 and expects the line to be in commercial operation in the second half of 2012. We provide further discussion in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Transmission Access

The National Energy Policy Act governs procedures for requests for transmission service. The FERC approved the California investor-owned utilities' (IOUs) transfer of operation and control of their transmission facilities to the Independent System Operator (ISO) in 1998. We provide additional information regarding transmission issues in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

RATES AND REGULATION – SEMPRA UTILITIES

We provide information concerning rates and regulation applicable to the Sempra Utilities in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA GLOBAL

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global includes Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and Sempra Commodities. We provide descriptions of these business units and information concerning their operations under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 3, 4, 16, 17 and 19 of the Notes to Consolidated Financial Statements in the Annual Report.

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

When Sempra Generation sells power not subject to long-term contract commitments, it is exposed to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel, and the presence of transmission constraints. Additionally, generation from Sempra Generation’s renewable energy assets is exposed to fluctuations in naturally occurring conditions such as wind, weather and hours of sunlight. Some of Sempra Generation’s competitors, such as electric utilities and generation companies, have their own generation capacity, including natural gas, coal and nuclear generation.  These companies, generally larger than Sempra Generation, may have a lower cost of capital and may have competitive advantages as a result of their scale and the location of their generation facilities.

Sempra Generation’s competitors include

▪Calpine	▪GenOn Energy
▪Dynegy	▪NextEra Energy Resources
▪Edison Mission Energy	▪NRG Energy

Sempra Pipelines & Storage

Within its market area, Sempra Pipelines & Storage’s natural gas storage facilities and pipelines compete with other regulated and unregulated storage facilities and pipelines. It competes primarily on the basis of price (in terms of storage and transportation fees), available capacity, and connections to downstream markets.

Sempra Pipelines & Storage’s competitors include

▪Boardwalk Pipeline Partners	▪Plains All-American
▪El Paso	▪Spectra Energy
▪Energy Transfer Partners	▪TransCanada
▪Enterprise Product Partners	▪The Williams Companies
▪Iberdrola Renewables (Enstor)	▪Various independent midstream asset developers
▪Kinder Morgan

Sempra LNG

New supplies to meet North America’s natural gas demand may be developed from a combination of the following sources:

▪existing producing basins in the United States, Canada and Mexico;

▪frontier basins in Alaska, Canada, and offshore North America;

▪areas currently restricted from exploration and development due to public policies, such as areas in the Rocky Mountains and offshore Atlantic, Pacific and Gulf of Mexico coasts;

▪previously inaccessible or uneconomic natural gas reserves through hydraulic fracturing (natural gas recovery from deep shale formations) and other new exploration, drilling and production techniques; and

▪LNG imported into LNG receipt terminals in operation or under development in the United States, Canada and Mexico.

In addition, the demand for energy currently met by natural gas could be met by other energy forms such as coal, hydroelectric, oil, wind, solar, geothermal, biomass and nuclear energy. Sempra LNG will, therefore, face competition from companies who supply each of these energy sources.

Sempra LNG competes with other companies that operate LNG receiving terminals and purchase LNG. As of December 31, 2010, there were 16 existing and operating LNG receipt terminals in North America. There are two additional LNG receipt terminals currently under construction in North America. Worldwide, there are 82 existing and operating LNG receipt terminals in 21 countries. There are also other proposed LNG receipt terminals worldwide with which Sempra LNG will compete to be the most economical delivery point for LNG supply of both long-term contracted and spot volumes.

Sempra LNG’s major domestic and international competitors include the following companies and their related LNG affiliates:

▪BG	▪Excelerate Energy
▪BP	▪Gas Natural Fenosa
▪Cheniere Energy	▪GDF Suez
▪Cheniere Energy Partners	▪OAO Gazprom
▪Chevron	▪Repsol
▪ConocoPhillips	▪Royal Dutch Shell
▪Dominion Resources	▪Southern Union
▪El Paso	▪Statoil
▪Eni

Sempra Commodities

Sempra Commodities consists of our investment in RBS Sempra Commodities, a joint venture formed in April 2008. As we discuss above under “Description of Business – Sempra Commodities,” substantially all of the joint venture’s businesses and assets were divested in 2010 and early 2011.

ENVIRONMENTAL MATTERS

We discuss environmental issues affecting us in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report. You should read the following additional information in conjunction with those discussions.

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

At December 31, 2010, we had accrued estimated remaining investigation and remediation liabilities of $0.6 million at SDG&E and $20.2 million at SoCalGas, both related to hazardous waste sites for which the Hazardous Waste Collaborative mechanism authorizes us to recover 90 percent of the costs. The accruals include costs for numerous locations, most of which had been manufactured-gas plants. This estimated cost excludes remediation costs of $5.4 million associated with SDG&E's former fossil-fuel power plants and other locations for which the cleanup costs are not being recovered in rates. We believe that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the consolidated results of operations or financial condition of Sempra Energy, SDG&E or PE/SoCalGas.

We record estimated liabilities for environmental remediation when amounts are probable and estimable. In addition, we record amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism as regulatory assets.

Air and Water Quality

The electric and natural gas industries are subject to increasingly stringent air-quality and greenhouse gas standards, such as those established by the United States Environmental Protection Agency (EPA) and the CARB. We discuss these standards in "Government Regulation – California Utility Regulation" above. The Sempra Utilities generally recover in rates the costs to comply with these standards.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS have an agreement with the California Coastal Commission to mitigate environmental impacts to the marine environment attributed to the cooling-water discharge from SONGS. SDG&E's share of the mitigation costs is estimated to be $53 million, of which $36 million had been incurred through December 31, 2010, and $17 million is accrued for the remaining costs through 2050. In 2008, an artificial kelp reef project was completed. The remaining costs are to complete a wetlands project and maintain both projects through 2050.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Sempra Energy

Name

Age(1)

Position(1)

Donald E. Felsinger

63

Chairman and Chief Executive Officer

Neal E. Schmale

64

President and Chief Operating Officer

Javade Chaudhri

58

Executive Vice President and General Counsel

Debra L. Reed

54

Executive Vice President

Mark A. Snell

54

Executive Vice President and Chief Financial Officer

Joseph A. Householder

55

Senior Vice President, Controller and Chief Accounting Officer

G. Joyce Rowland

56

Senior Vice President – Human Resources, Diversity and Inclusion

(1) Ages and positions are as of February 24, 2011.

Each executive officer has been an officer of Sempra Energy or its subsidiaries for more than the last five years.

SDG&E, PE and SoCalGas

Name

Age(1)

Position(1)

San Diego Gas & Electric Company
Jessie J. Knight, Jr.

60

Chairman and Chief Executive Officer

Michael R. Niggli

61

President and Chief Operating Officer

James P. Avery

54

Senior Vice President – Power Supply

J. Chris Baker

51

Senior Vice President – Support Services and Chief Information Officer

Lee Schavrien

56

Senior Vice President – Finance, Regulatory and Legislative Affairs

W. Davis Smith

61

Senior Vice President and General Counsel

Robert M. Schlax

55

Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer

Pacific Enterprises

Michael W. Allman

50

Chairman, President and Chief Executive Officer

Anne S. Smith

57

Chief Operating Officer

Robert M. Schlax

55

Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer

Southern California Gas Company
Michael W. Allman

50

Chairman, President and Chief Executive Officer

Anne S. Smith

57

Chief Operating Officer

J. Chris Baker

51

Senior Vice President – Support Services and Chief Information Officer

Michael P. Gallagher

46

Senior Vice President – Customer Service and Operations

Erbin B. Keith

50

Senior Vice President – External Affairs and General Counsel

Lee Schavrien

56

Senior Vice President – Finance, Regulatory and Legislative Affairs

Robert M. Schlax

55

Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer

(1) Ages and positions are as of February 24, 2011.

Each executive officer of SDG&E, PE and SoCalGas has been an officer or employee of Sempra Energy or its subsidiaries for more than the last five years, except for Messrs. Knight and Gallagher. Prior to joining Sempra Energy in 2006, Mr. Knight was the President and Chief Executive Officer of the San Diego Regional Chamber of Commerce since 1999. Prior to joining Sempra Energy in 2006, from 1999 through 2006, Mr. Gallagher was a partner and director of Sterling Energy Operations, LLC, which provides management consulting services to electric/power companies.

OTHER MATTERS

Employees of Registrants

As of December 31, each company had the following number of employees:

	December 31,
	2010	2009
Sempra Energy Consolidated	13,504	13,839
SDG&E	4,970	5,067
SoCalGas	7,067	7,136

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans expires on September 30, 2011.

Field employees and some clerical and technical employees at SDG&E are represented by the International Brotherhood of Electrical Workers. The collective bargaining agreement for these employees covering wages, hours and working conditions is in effect through August 31, 2011. For these same employees, the agreement covering pension and savings plan benefits is in effect through December 4, 2012, and the agreement covering health and welfare benefits is in effect through December 31, 2011.

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

Our operations are subject to rules relating to transactions among the Sempra Utilities and other Sempra Energy operations. These rules are commonly referred to as the Affiliate Transaction Rules. These businesses could be adversely affected by changes in these rules or by additional CPUC or FERC rules that further restrict our ability to sell electricity or natural gas, or to trade with the Sempra Utilities and with each other. Affiliate Transaction Rules also could require us to obtain prior approval from the CPUC before entering into any such transactions with the Sempra Utilities. Any such restrictions or approval requirements could adversely affect the LNG receiving terminals, natural gas pipelines, electric generation facilities, or other operations of our subsidiaries.

Our businesses require numerous permits and other governmental approvals from various federal, state, local and foreign governmental agencies; any failure to obtain or maintain required permits or approvals could cause our sales to decline and/or our costs to increase.

All of our existing and planned development projects require multiple permits. The acquisition, ownership and operation of LNG receiving terminals, natural gas pipelines and storage facilities, and electric generation and transmission facilities require numerous permits, approvals and certificates from federal, state, local and foreign governmental agencies. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed in litigation. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, or we may be forced to incur additional costs.

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

The scope and effect of new environmental laws and regulations, including their effects on our current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation and regulation may have substantial effects on our operations, operating costs, and the scope and economics of proposed expansion. In particular, state-level laws and regulations, as well as proposed national and international legislation and regulation relating to the control and reduction of GHG emissions (including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride), may limit or otherwise adversely affect our operations. The implementation of recent and proposed California and federal legislation and regulation may adversely affect our unregulated businesses by imposing additional costs associated with emission limits, controls and the possible requirement of carbon taxes or the purchase of emissions credits. Similarly, the Sempra Utilities may be affected if costs are not recoverable in rates. The effects of existing and proposed greenhouse gas emission reduction standards may cause rates to increase to levels that substantially reduce customer demand and growth. In addition, SDG&E may be subject to penalties if certain mandated renewable energy goals are not met.

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

We provide further discussion of these matters in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect our business, earnings and cash flows.

Like other major industrial facilities, ours may be damaged by natural disasters, catastrophic accidents, or acts of terrorism. Such facilities include

▪generation plants	▪chartered LNG tankers
▪electric transmission and distribution	▪natural gas pipelines and storage
▪LNG receipt terminals and storage

Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have a material adverse effect on our financial condition, earnings and cash flows.

Depending on the nature and location of the facilities affected, any such incident also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or cause personal injuries or fatalities. Any of these consequences could lead to significant claims against us. Insurance coverage may significantly increase in cost or become unavailable for certain of these risks, and any insurance proceeds we receive may be insufficient to cover our losses or liabilities, which could materially adversely affect our financial condition, earnings and cash flows.

Our future results of operations, financial condition, and cash flows may be materially adversely affected by the outcome of pending litigation against us.

Sempra Energy and its subsidiaries are defendants in numerous lawsuits. We have spent, and continue to spend, substantial amounts defending these lawsuits, and in related investigations and regulatory proceedings. In particular, SDG&E is subject to numerous lawsuits arising out of San Diego County wildfires in 2007. We discuss this and other litigation in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. The uncertainties inherent in legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. In addition, California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and could materially adversely affect our business, cash flows, results of operations and financial condition.

We discuss these proceedings in Note 16 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Risks Related to the Sempra Utilities

The Sempra Utilities are subject to extensive regulation by state, federal and local legislative and regulatory authorities, which may adversely affect the operations, performance and growth of their businesses.

The CPUC regulates the Sempra Utilities' rates, except SDG&E's electric transmission rates which are regulated by the FERC. The CPUC also regulates the Sempra Utilities':

▪conditions of service	▪rates of depreciation
▪capital structure	▪long-term resource procurement
▪rates of return	▪sales of securities

The CPUC conducts various reviews and audits of utility performance, compliance with CPUC regulations and standards, affiliate relationships and other matters. These reviews and audits may result in disallowances and penalties that could adversely affect earnings and cash flows. We discuss various CPUC proceedings relating to the Sempra Utilities' rates, costs, incentive mechanisms, and performance-based regulation in Notes 14 and 15 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

The CPUC applies performance-based measures and incentive mechanisms to all California utilities. Under these, earnings potential above authorized base margins is tied to achieving or exceeding specific performance and operating goals, rather than relying solely on expanding utility plant (rate base) to increase earnings. At the Sempra Utilities, the areas that are eligible for incentives are operational activities such as employee safety, energy efficiency programs and, at SoCalGas, natural gas procurement and unbundled natural gas storage and system operator hub services. Although the Sempra Utilities have received incentive awards in the past, there can be no assurance that they will receive awards in the future, or that any future awards earned would be in amounts comparable to prior periods. Additionally, if the Sempra Utilities fail to achieve certain minimum performance levels established under such mechanisms, they may be assessed financial disallowances or penalties which could negatively affect earnings and cash flows.

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

Recovery of 2007 Wildfire Litigation Costs

SDG&E is subject to numerous lawsuits arising out of the San Diego County wildfires in 2007. It expects that substantially all reasonably incurred costs of resolving 2007 wildfire claims that exceed its liability insurance coverage and any amounts recovered from other potentially responsible parties will be recovered from utility customers. However, recovery from customers will require future regulatory actions, and a failure to obtain recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s cash flows and results of operations. In addition, SDG&E's cash flows may be adversely affected due to the timing differences between resolution of claims and the recoveries from other potentially responsible parties and utility customers, which may extend over a number of years.

SDG&E may incur substantial costs and liabilities as a result of its ownership of nuclear facilities.

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California, operated by Southern California Edison Company. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SDG&E's ownership interest in SONGS subjects it to the risks of nuclear generation, which include

▪the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

▪limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

▪uncertainties with respect to the technological and financial aspects of replacing steam generators or other equipment, and the decommissioning of nuclear plants.

Risks Related to our Generation, LNG, Pipelines & Storage and Other Businesses

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

We buy energy-related commodities from time to time, for power plants or for LNG receipt terminals to satisfy contractual obligations with customers, in regional markets and other competitive markets in which we compete. Our revenues and results of operations could be adversely affected if the prevailing market prices for electricity, natural gas, LNG or other commodities that we buy change in a direction or manner not anticipated and for which we had not provided through purchase or sale commitments or other hedging transactions.

Unanticipated changes in market prices for energy-related commodities result from multiple factors, including:

▪weather conditions

▪seasonality

▪changes in supply and demand

▪transmission or transportation constraints or inefficiencies

▪availability of competitively priced alternative energy sources

▪commodity production levels

▪actions by the Organization of the Petroleum Exporting Countries with respect to the supply of crude oil

▪federal, state and foreign energy and environmental regulation and legislation

▪natural disasters, wars, embargoes and other catastrophic events

▪expropriation of assets by foreign countries

The FERC has jurisdiction over wholesale power and transmission rates, independent system operators, and other entities that control transmission facilities or that administer wholesale power sales in some of the markets in which we operate. The FERC may impose additional price limitations, bidding rules and other mechanisms, or terminate existing price limitations from time to time. Any such action by the FERC may result in prices for electricity changing in an unanticipated direction or manner and, as a result, may have an adverse effect on our revenues and results of operations.

When our businesses enter into fixed-price long-term contracts to provide services or commodities, we are exposed to inflation and interest rate risks.

Sempra Generation, Sempra Pipelines & Storage and Sempra LNG generally endeavor to secure long-term contracts with customers for services and commodities to optimize the use of their facilities, reduce volatility in earnings, and support the construction of new infrastructure. However, if these contracts are at fixed prices, the profitability of the contract may be adversely affected by inflationary pressures, including rising operational costs, costs of labor, materials and equipment, and rising interest rates that affect financing costs. To the extent possible, we may mitigate these risks by using variable pricing tied to market indices, anticipating an escalation in costs when bidding on projects, or providing for cost escalation. However, these measures may not ensure that the increase in revenues they provide will fully offset increases in operating expenses and/or financing costs.

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

Success in developing a particular project is contingent upon, among other things:

▪negotiation of satisfactory engineering, procurement and construction agreements

▪negotiation of supply and natural gas sales agreements or firm capacity service agreements

▪receipt of required governmental permits

▪timely implementation and satisfactory completion of construction

Successful completion of a particular project may be adversely affected by:

▪unforeseen engineering problems

▪construction delays and contractor performance shortfalls

▪work stoppages

▪equipment supply

▪adverse weather conditions

▪environmental and geological conditions

▪other factors

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

We may elect not to, or may not be able to, enter into long-term supply and sales agreements or long-term firm capacity agreements for our projects, which would subject our revenues to increased volatility and our businesses to increased competition.

The electric generation and wholesale power sales industries have become highly competitive. As more plants are built and competitive pressures increase, wholesale electricity prices may become more volatile. Without the benefit of long-term power sales agreements, our revenues may be subject to increased price volatility. The 10-year power sales agreement between Sempra Generation and the DWR, which comprised 8 percent of our revenues in 2010, 9 percent in 2009 and 10 percent in 2008, expires in September 2011. As a result, we may be unable to sell the power generated by Sempra Generation's facilities or operate those facilities profitably.

Sempra LNG utilizes its receipt terminals by entering into long-term capacity agreements. Under these agreements, customers pay Sempra LNG capacity reservation and usage fees to receive, store and regasify the customer's LNG. Sempra LNG also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified at its terminals for sale to other parties. The long-term supply agreement contracts are expected to reduce our exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying LNG supply prices to prevailing natural gas market price indices. However, if Sempra LNG is unable to obtain sufficient long-term agreements or if the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail to perform or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, reduced availability of LNG to the United States and Mexico due to inadequate supplies, increased demand and higher prices in other countries, abundant domestic supplies of natural gas and/or delays in the development of new liquefaction capacity could affect the timing of expansion of our existing LNG facilities. These conditions also are likely to delay attainment of full-capacity utilization at our facilities. Our potential LNG suppliers also may be subject to international political and economic pressures and risks, which may also affect the supply of LNG.

Sempra Pipelines & Storage's natural gas pipeline operations are dependent on supplies of LNG and/or natural gas from their transportation customers, which may include Sempra LNG facilities.

We provide information about these matters in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Sempra LNG's obligations and those of its suppliers for LNG supplies are contractually subject to (1) suspension or termination for "force majeure" events beyond the control of the parties; and (2) substantial limitations of remedies for other failures to perform, including limitations on damages to amounts that could be substantially less than those necessary to provide full recovery of costs for breach of the agreements.

We rely on transportation assets and services that we do not own or control to deliver electricity and natural gas.

We depend on electric transmission lines, natural gas pipelines, and other transportation facilities owned and operated by third parties to:

▪deliver the electricity and natural gas we sell to wholesale markets,

▪supply natural gas to our electric generation facilities, and

▪provide retail energy services to customers.

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

We have interests in electricity generation and transmission, natural gas distribution and transportation, and LNG terminal projects in Mexico and electricity and natural gas distribution businesses in Argentina, Chile and Peru, and we intend to significantly increase our interests in South America, as we discuss in Note 19 of the Notes to Consolidated Financial Statements in the Annual Report. Developing infrastructure projects, owning energy assets, and operating businesses in foreign jurisdictions subject us to significant political, legal and financial risks that vary by country, including:

▪changes in foreign laws and regulations, including tax and environmental laws and regulations, and U.S. laws and regulations related to foreign operations

▪high rates of inflation

▪changes in government policies or personnel

▪trade restrictions

▪limitations on U.S. company ownership in foreign countries

▪permitting and regulatory compliance

▪changes in labor supply and labor relations

▪adverse rulings by foreign courts or tribunals, challenges to permits, difficulty in enforcing contractual rights, and unsettled property rights and titles in Mexico and other foreign jurisdictions

▪general political, economic and business conditions

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

We discuss litigation related to Sempra LNG's Energía Costa Azul LNG receipt terminal in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Risks

Sempra Energy has substantial investments and other obligations in businesses that it does not control or manage.

Sempra Energy is a partner with RBS in RBS Sempra Commodities, a commodities-marketing firm, which divested substantially all of its businesses and assets in 2010 and early 2011, as we discuss above under "Description of Business – Sempra Commodities." Our remaining investment in the partnership is $787 million at December 31, 2010. The realization of this investment, which is the undistributed portion of our share of the proceeds from the divestitures and related cash distributions, depends on the collection of accounts receivable by the partnership, as well as net margin that is expected to be collected as customers are transferred to the new owner of certain businesses sold. We have guaranteed various obligations of businesses previously owned and operated by RBS Sempra Commodities, as we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

We also own a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a joint venture which completed construction in 2009 of a 1,679-mile natural gas pipeline at an estimated cost of approximately $6.8 billion. Our investment in Rockies Express is $854 million at December 31, 2010. Rockies Express is controlled by Kinder Morgan Energy Partners, which holds a 50-percent interest. We also have smaller investments in other entities that we do not control or manage, or in which we share control, and we continue to make such investments.

We may not control and have limited influence over these businesses and their management. In addition to the other risks inherent in these businesses, if their management were to fail to perform adequately or the other investors in the businesses were unable or otherwise failed to perform their obligations to provide capital and credit support for these businesses, it could have a material adverse effect on our results of operations, financial position and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

ELECTRIC PROPERTIES – SDG&E

At December 31, 2010, SDG&E owns and operates three natural gas-fired power plants:

1. a 560-MW electric generation facility (the Palomar generation facility) in Escondido, California

2. a 47.6-MW electric generation peaking facility (the Miramar I generation facility) in San Diego, California

3. a 48.6-MW electric generation peaking facility (the Miramar II generation facility) in San Diego, California

SDG&E has exercised its option to purchase the 480-MW El Dorado natural gas-fired power plant located in Boulder City, Nevada from Sempra Generation in the second half of 2011.

SDG&E's interest in SONGS is described above in Item 1 under "Electric Utility Operations – SONGS."

At December 31, 2010, SDG&E's electric transmission and distribution facilities included substations, and overhead and underground lines. These electric facilities are located in San Diego, Imperial and Orange counties of California, and in Arizona. The facilities consist of 1,920 miles of transmission lines and 22,360 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

NATURAL GAS PROPERTIES – SEMPRA UTILITIES

At December 31, 2010, SDG&E's natural gas facilities, which are located in San Diego and Riverside counties of California, consisted of the Moreno and Rainbow compressor stations, 168 miles of transmission pipelines, 8,459 miles of distribution mains and 6,367 miles of service lines.

At December 31, 2010, SoCalGas’ natural gas facilities included 2,959 miles of transmission and storage pipelines, 49,647 miles of distribution pipelines and 47,310 miles of service pipelines. They also included 11 transmission compressor stations and 4 underground natural gas storage reservoirs with a combined working capacity of 134.1 billion cubic feet (Bcf).

ENERGY PROPERTIES – SEMPRA GLOBAL

At December 31, 2010, Sempra Generation operates or owns interests in power plants in Arizona, Nevada, Indiana, and Mexico with a total capacity of 2,513 MW. We provide additional information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Generation leases or owns property in Arizona, California, Nevada, Hawaii and Mexico for potential development of solar and wind electric generation facilities.

At December 31, 2010, Sempra Pipelines & Storage's operations in Mexico included 1,883 miles of distribution pipelines, 224 miles of transmission pipelines and 3 compressor stations.

In 2006, Sempra Pipelines & Storage and Proliance Transportation and Storage, LLC acquired three existing salt caverns representing 10 Bcf to 12 Bcf of potential natural gas storage capacity in Cameron Parish, Louisiana, with plans for development of a natural gas storage facility.

Sempra Pipelines & Storage operates Mobile Gas, a natural gas distribution utility located in Mobile and Baldwin counties in Alabama. Its property consists of distribution mains, service lines and regulating equipment.

In Washington County, Alabama, Sempra Pipelines & Storage operates a 15.5 Bcf natural gas storage facility under a land lease, with plans to expand total working capacity to 27 Bcf. Sempra Pipelines & Storage also owns land in Simpson County, Mississippi, on which it operates a 7.5 Bcf natural gas storage facility, with plans to develop natural gas storage with a working capacity of 30 Bcf. Portions of both these properties are currently under construction.

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

SoCalGas leases approximately one-fourth of a 52-story office building in downtown Los Angeles, California, pursuant to an operating lease expiring in 2026. The lease has four five-year renewal options.

SDG&E occupies a six-building office complex in San Diego pursuant to two separate operating leases, both ending in December 2017. One lease has four five-year renewal options and the other lease has three five-year renewal options.

Sempra Global leases office facilities at various locations in the U.S. and Mexico with the leases ending from 2011 to 2035.

Sempra Energy, SDG&E and SoCalGas own or lease other land, easements, rights of way, warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary to conduct their business.

ITEM 3. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters (1) described in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements, or (2) referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The common stock, related shareholder, and dividend restriction information required by Item 5 is included in "Common Stock Data" in the Annual Report.

PERFORMANCE GRAPH – COMPARATIVE TOTAL SHAREHOLDER RETURNS

The performance graph required by Item 5 is provided in "Performance Graph – Comparative Total Shareholder Returns" in the Annual Report.

SEMPRA ENERGY EQUITY COMPENSATION PLANS

Sempra Energy has long term incentive plans that permit the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2010, outstanding awards consisted of stock options, restricted stock, and restricted stock units held by 325 employees.

The following table sets forth information regarding our equity compensation plans at December 31, 2010.

Number of shares to
	be issued upon		Number of
	exercise of	Weighted-average	additional
	outstanding	exercise price of	shares remaining
	options, warrants	outstanding options,	available for future
	and rights (A)	warrants and rights	issuance
Equity compensation plans approved
by shareholders:
2008 Long Term Incentive Plan	5,613,322	$44.77	3,505,918	(B)

Equity compensation plans not approved
by shareholders:
2008 Long Term Incentive Plan for
EnergySouth, Inc. Employees and
Other Eligible Individuals (C)	17,150	$49.42	253,653	(D)
Total	5,630,472	$44.79	3,759,571
(A)		Consists solely of options to purchase shares of our common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option.
(B)

The number of shares available for future issuance is increased by the number of shares withheld to satisfy tax withholding obligations relating to stock option and other plan awards and by the number of shares subject to awards that lapse, expire or are otherwise terminated or are settled other than by the issuance of shares.

(C)

Adopted in connection with our acquisition of EnergySouth in October 2008 to utilize shares remaining available under the 2008 Incentive Plan of EnergySouth, Inc., which had been previously approved by EnergySouth shareholders.

(D)		The number of shares available for future issuance is increased by the number of shares subject to awards that terminate without the issuance of shares.

We provide additional discussion of share-based compensation in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On September 11, 2007, the Sempra Energy board of directors authorized the repurchase of Sempra Energy common stock provided that the amounts spent for such purpose do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares.

During 2008, we expended $1 billion to purchase a total of 18,416,241 shares. No shares were repurchased under this authorization during 2009.

In September 2010, we entered into a Collared Accelerated Share Acquisition Program with JPMorgan Chase Bank, National Association, under which we prepaid $500 million to repurchase shares of our common stock. We discuss this program, which is expected to be completed in the first quarter of 2011, in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth information concerning purchases made by us, from the program authorized above, of our common stock during the fourth quarter of 2010:

Maximum
			Total Number of	Dollar Value of
	Total		Shares Purchased as	Shares that may
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased(1)	Per Share(1)	or Programs(1)	or Programs
October 2010	2,407,994		$2,407,994
Total	2,407,994		$2,407,994	$500 million remaining (2)
(1)

All shares were purchased under the Collared Accelerated Share Acquisition Program entered into in September 2010. The weighted average cost to us of shares purchased under the program will not be determinable until the completion of the program, which is expected to conclude by the end of the first quarter of 2011.

(2)

Our board of directors has authorized the repurchase of shares of our common stock provided that the amounts expended for such purposes do not exceed the greater of $2 billion or amounts expended to purchase no more than 40 million shares. We prepaid $500 million under a Collared Accelerated Share Acquisition Program with JPMorgan Chase Bank, National Association in September 2010 and expended an additional $1 billion pursuant to a share repurchase program completed in 2008. Therefore, approximately $500 million remains authorized by the board for the purchase of additional shares. We also may, from time to time, purchase shares of our common stock from restricted stock plan participants who elect to sell a sufficient number of vesting restricted shares to meet minimum statutory tax withholding requirements.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in "Five-Year Summaries" in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, on pages 2 through 59.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk" in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages 74 through 205 of the Annual Report. Item 15(a)1 of Part IV of this report includes a listing of financial statements included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The information required by Item 9A is provided in "Controls and Procedures" in the Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SEMPRA ENERGY

We provide the information required by Item 10 with respect to executive officers for Sempra Energy in Part I, Item 1. Business under "Executive Officers of the Registrants – Sempra Energy." All other information required by Item 10 is incorporated by reference from "Corporate Governance" and "Share Ownership" in the Proxy Statement prepared for the May 2011 annual meeting of shareholders.

SDG&E, PE AND SOCALGAS

We provide the information required by Item 10 with respect to executive officers for SDG&E, PE and SoCalGas in Part I, Item 1. Business under "Executive Officers of the Registrants – SDG&E, PE and SoCalGas." All other information required by Item 10 is incorporated by reference from the Information Statement prepared for the June 2011 annual meetings of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Corporate Governance" and "Executive Compensation," including "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Proxy Statement prepared for the May 2011 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2011 annual meetings of shareholders for SDG&E, PE and SoCalGas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is included in Item 5.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Proxy Statement prepared for the May 2011 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2011 annual meetings of shareholders for SDG&E, PE and SoCalGas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from "Corporate Governance" in the Proxy Statement prepared for the May 2011 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2011 annual meetings of shareholders for SDG&E, PE and SoCalGas.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as required by Item 14, is incorporated by reference from "Proposals To Be Voted On - Proposal 2: Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement prepared for the May 2011 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2011 annual meetings of shareholders for SDG&E, PE and SoCalGas.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

	Page in Annual Report(1)

	Sempra Energy	San Diego Gas & Electric Company	Pacific Enterprises	Southern California Gas Company

Management's Report On Internal Control Over Financial Reporting	65	65	65	65

Reports of Independent Registered Public Accounting Firm	66	68	70	72

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	74	81	87	92

Consolidated Balance Sheets at December 31, 2010 and 2009	75	82	88	93

Statements of Consolidated Cash Flows for the years ended December 31, 2010, 2009 and 2008	77	84	90	95

Statements of Consolidated Comprehensive Income and Changes in Equity for the years ended December 31, 2010, 2009 and 2008	79	86	91	96

Notes to Consolidated Financial Statements	97	97	97	97
(1) Incorporated by reference from the indicated pages of the 2010 Annual Report to Shareholders, filed as Exhibit 13.1.

2. FINANCIAL STATEMENT SCHEDULES

Sempra Energy

Schedule I--Sempra Energy Condensed Financial Information of Parent may be found on page 36.

Pacific Enterprises

Schedule I--Pacific Enterprises Condensed Financial Information of Parent may be found on page 40.

Any other schedule for which provision is made in Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and notes thereto in the Annual Report.

3. EXHIBITS

See Exhibit Index on page 48 of this report.

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

SEMPRA ENERGY

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement No. 333-153425 on Form S-3 and 333-56161, 333-50806, 333-49732, 333-121073, 333-128441, 333-151184, 333-155191, 333-129774 and 333-157567 on Form S-8 of our reports dated February 24, 2011, relating to the consolidated financial statements of Sempra Energy and subsidiaries (the "Company"), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2010.

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
February 24, 2011

SAN DIEGO GAS & ELECTRIC COMPANY

To the Board of Directors and Shareholders of San Diego Gas & Electric Company:

We consent to the incorporation by reference in Registration Statement No. 333-133541 and 333-159046 on Form S-3 of our reports dated February 24, 2011, relating to the consolidated financial statements of San Diego Gas & Electric Company (the "Company"), and the effectiveness of the Company's internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of San Diego Gas & Electric Company for the year ended December 31, 2010.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 24, 2011

SOUTHERN CALIFORNIA GAS COMPANY

To the Board of Directors and Shareholders of Southern California Gas Company:

We consent to the incorporation by reference in Registration Statement No. 333-134289 and 333-159041 on Form S-3 of our reports dated February 24, 2011, relating to the consolidated financial statements of Southern California Gas Company and subsidiaries (the "Company"), and the effectiveness of the Company's internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2010.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PACIFIC ENTERPRISES

To the Board of Directors and Shareholders of Pacific Enterprises:

We have audited the consolidated financial statements of Pacific Enterprises and subsidiaries (the "Company") as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 24, 2011; such consolidated financial statements and reports are included in your 2010 Annual Report to Shareholders and are incorporated by reference herein. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 24, 2011

SCHEDULE I – SEMPRA ENERGY CONDENSED FINANCIAL INFORMATION OF PARENT

SEMPRA ENERGY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Years ended December 31,
	2010	2009	2008

Interest income	$146	$140	$104
Interest expense	(265)	(244)	(130)
Operation and maintenance	(59)	(81)	(64)
Other income (expense), net	65	50	(63)
Income tax benefits	79	89	93
Loss before equity in earnings of subsidiaries	(34)	(46)	(60)
Equity in earnings of subsidiaries, net of income taxes	773	1,165	1,173
Net income/earnings	$739	$1,119	$1,113

Basic earnings per common share	$3.02	$4.60	$4.50
Weighted-average number of shares outstanding (thousands)	244,736	243,339	247,387

Diluted earnings per common share	$2.98	$4.52	$4.43
Weighted-average number of shares outstanding (thousands)	247,942	247,384	251,159
See Notes to Condensed Financial Information of Parent (Sempra Energy).

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$157	$7
Due from affiliates	27	133
Income taxes receivable	190	242
Other current assets	11	18
Total current assets	385	400

Investments in subsidiaries	11,484	10,790
Due from affiliates	1,683	2,972
Other assets	793	820
Total assets	$14,345	$14,982

Liabilities and shareholders' equity:
Current portion of long-term debt	$32	$507
Due to affiliates	1,331	1,350
Other current liabilities	374	379
Total current liabilities	1,737	2,236

Long-term debt	3,140	3,196
Other long-term liabilities	441	543
Shareholders' equity	9,027	9,007
Total liabilities and shareholders' equity	$14,345	$14,982
See Notes to Condensed Financial Information of Parent (Sempra Energy).

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$218	$97	$173

Dividends received from subsidiaries	100	150	350
Expenditures for property, plant and equipment	(1)	(1)	(4)
Expenditures for short-term investments	-	-	(640)
Proceeds from sale of short-term investments	-	152	488
Purchase of trust assets	-	(30)	(17)
Proceeds from sales by trust	11	-	2
Decrease (increase) in loans to affiliates, net	1,204	(1,285)	(149)
Cash provided by (used in) investing activities	1,314	(1,014)	30

Common stock dividends paid	(364)	(341)	(339)
Issuances of common stock	40	73	18
Repurchases of common stock	(502)	(22)	(1,018)
Issuances of long-term debt	40	1,492	1,247
Payments on long-term debt	(565)	(314)	(11)
(Decrease) increase in loans from affiliates, net	(40)	4	(102)
Other	9	20	8
Cash (used in) provided by financing activities	(1,382)	912	(197)

Increase (decrease) in cash and cash equivalents	150	(5)	6
Cash and cash equivalents, January 1	7	12	6
Cash and cash equivalents, December 31	$157	$7	$12
See Notes to Condensed Financial Information of Parent (Sempra Energy).

SEMPRA ENERGY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Sempra Energy accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.

Other Income (Expense), Net, on the Condensed Statements of Operations includes $35 million of gains in 2010, $55 million of gains in 2009, and $53 million of losses in 2008 associated with investment earnings or losses on dedicated assets in support of our executive retirement and deferred compensation plans. It also includes $57 million from Mexican peso exchange losses in 2008.

Because of its nature as a holding company, Sempra Energy classifies dividends received from subsidiaries as an investing cash flow.

Note 2. Long-Term Debt

	December 31,	December 31,
(Dollars in millions)	2010	2009

6.5% Notes June 1, 2016	$750	$750
6% Notes October 15, 2039	750	750
9.8% Notes February 15, 2019	500	500
6.15% Notes June 15, 2018	500	500
6% Notes February 1, 2013	400	400
Notes at variable rates after fixed-to-floating swap March 1, 2010	-	300
8.9% Notes November 15, 2013	250	250
7.95% Notes March 1, 2010	-	200
Employee Stock Ownership Plan
Bonds at 5.781% (fixed rate to July 1, 2010) November 1, 2014	-	50
Bonds at variable rates payable on demand (0.63% at December 31, 2010)
November 1, 2014	32	7
Market value adjustments for interest rate swap, net (expired March 1, 2010)	-	7
	3,182	3,714
Current portion of long-term debt	(32)	(507)
Unamortized discount on long-term debt	(10)	(11)
Total long-term debt	$3,140	$3,196

Maturities of long-term debt are $32 million in 2011, $650 million in 2013, and $2.5 billion thereafter.

Additional information on Sempra Energy's long-term debt is provided in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

Note 3. Commitments and Contingencies

For contingencies and guarantees related to Sempra Energy, refer to Notes 5 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

SCHEDULE I – PACIFIC ENTERPRISES CONDENSED FINANCIAL INFORMATION OF PARENT

PACIFIC ENTERPRISES
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2010	2009	2008

Interest and other income	$1	$1	$11
Expenses, interest and income taxes	(2)	(9)	(7)
Income (loss) before equity in earnings of subsidiaries	(1)	(8)	4
Equity in earnings of subsidiaries	286	273	244
Net income/earnings attributable to common shares	$285	$265	$248
See Notes to Condensed Financial Information of Parent (Pacific Enterprises).

PACIFIC ENTERPRISES
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2010	2009
Assets:
Current assets	$15	$7
Investment in subsidiary	1,934	1,745
Due from affiliates, long-term	502	513
Deferred charges and other assets	31	35
Total assets	$2,482	$2,300

Liabilities and shareholders' equity:
Due to affiliates	$85	$84
Other current liabilities	1	4
Total current liabilities	86	88
Long-term liabilities	-	4

Shareholders' equity:
Preferred stock	80	80
Common equity	2,316	2,128
Total shareholders' equity	2,396	2,208
Total liabilities and shareholders' equity	$2,482	$2,300
See Notes to Condensed Financial Information of Parent (Pacific Enterprises).

PACIFIC ENTERPRISES
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2010	2009	2008

Net cash (used in) provided by operating activities	$(9)	$(7)	$5

Dividends received from subsidiaries	100	-	350
Decrease (increase) in loans to affiliates, net	14	12	(1)
Other	(1)	(1)	-
Cash provided by investing activities	113	11	349

Common stock dividends paid	(100)	-	(350)
Preferred dividends paid	(4)	(4)	(4)
Cash used in financing activities	(104)	(4)	(354)

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, January 1	-	-	-
Cash and cash equivalents, December 31	$-	$-	$-
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

Note 2. Commitments and Contingencies

For commitments and contingencies related to Pacific Enterprises, refer to Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

By: /s/ Donald E. Felsinger
Donald E. Felsinger Chairman and Chief Executive Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Donald E. Felsinger Chairman and Chief Executive Officer	/s/ Donald E. Felsinger	February 24, 2011

Principal Financial Officer: Mark A. Snell Executive Vice President and Chief Financial Officer	/s/ Mark A. Snell	February 24, 2011

Principal Accounting Officer: Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer	/s/ Joseph A. Householder	February 24, 2011

Directors:
Donald E. Felsinger, Chairman	/s/ Donald E. Felsinger	February 24, 2011

Alan L. Boeckmann, Director	/s/ Alan L. Boeckmann	February 24, 2011

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 24, 2011

Wilford D. Godbold, Jr., Director	/s/ Wilford D. Godbold, Jr.	February 24, 2011

William D. Jones, Director	/s/ William D. Jones	February 24, 2011

William G. Ouchi, Ph.D., Director	/s/ William G. Ouchi	February 24, 2011

Carlos Ruiz, Director	/s/ Carlos Ruiz	February 24, 2011

William C. Rusnack, Director	/s/ William C. Rusnack	February 24, 2011

William P. Rutledge, Director	/s/ William P. Rutledge	February 24, 2011

Lynn Schenk, Director	/s/ Lynn Schenk	February 24, 2011

Neal E. Schmale, Director	/s/ Neal E. Schmale	February 24, 2011

Luis M. Téllez, Ph.D., Director	/s/ Luis M. Téllez	February 24, 2011

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

By: /s/ Jessie J. Knight, Jr.
Jessie J. Knight, Jr. Chairman and Chief Executive Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Jessie J. Knight, Jr. Chairman and Chief Executive Officer	/s/ Jessie J. Knight, Jr.	February 24, 2011

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 24, 2011

Directors:
Jessie J. Knight, Jr., Chairman	/s/ Jessie J. Knight, Jr.	February 24, 2011

Javade Chaudhri, Director	/s/ Javade Chaudhri	February 24, 2011

Joseph A. Householder, Director	/s/ Joseph A. Householder	February 24, 2011

Mark A. Snell, Director	/s/ Mark A. Snell	February 24, 2011

Pacific Enterprises:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

By: /s/ Michael W. Allman
Michael W. Allman Chairman, President and Chief Executive Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Michael W. Allman Chairman, President and Chief Executive Officer	/s/ Michael W. Allman	February 24, 2011

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 24, 2011

Directors:
Michael W. Allman, Chairman	/s/ Michael W. Allman	February 24, 2011

Javade Chaudhri, Director	/s/ Javade Chaudhri	February 24, 2011

Joseph A. Householder, Director	/s/ Joseph A. Householder	February 24, 2011

Mark A. Snell, Director	/s/ Mark A. Snell	February 24, 2011

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

By: /s/ Michael W. Allman
Michael W. Allman Chairman, President and Chief Executive Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Michael W. Allman Chairman, President and Chief Executive Officer	/s/ Michael W. Allman	February 24, 2011

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 24, 2011

Directors:
Michael W. Allman, Chairman	/s/ Michael W. Allman	February 24, 2011

Javade Chaudhri, Director	/s/ Javade Chaudhri	February 24, 2011

Joseph A. Householder, Director	/s/ Joseph A. Householder	February 24, 2011

Mark A. Snell, Director	/s/ Mark A. Snell	February 24, 2011

EXHIBIT INDEX

The exhibits filed under the Registration Statements, Proxy Statements and Forms 8-K, 10-K and 10-Q that are incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Enterprises/Pacific Lighting Corporation), Commission File Number 1-3779 (San Diego Gas & Electric Company) and/or Commission File Number 1-1402 (Southern California Gas Company).

The following exhibits relate to each registrant as indicated.
EXHIBIT 3 – BYLAWS AND ARTICLES OF INCORPORATION
Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008 (Appendix B to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

3.2	Amended Bylaws of Sempra Energy effective December 4, 2007 (Sempra Energy Form 8-K filed on December 5, 2007, Exhibit 3(ii)).

3.3	Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 3.2).
San Diego Gas & Electric Company
3.4	Amended and Restated Bylaws of San Diego Gas & Electric effective June 15, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3).

3.5	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective November 10, 2006 (2006 SDG&E Form 10-K, Exhibit 3.02).
Pacific Enterprises / Southern California Gas Company
3.6	Amended and Restated Bylaws of Pacific Enterprises effective June 14, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3.2).

3.7	Amended and Restated Bylaws of Southern California Gas Company effective June 14, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3.1).

3.8	Restated Articles of Incorporation of Pacific Enterprises (1996 PE Form 10-K, Exhibit 3.01).

3.9	Restated Articles of Incorporation of Southern California Gas Company (1996 SoCalGas Form 10-K, Exhibit 3.01).
EXHIBIT 4 – INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
The companies agree to furnish a copy of each such instrument to the Commission upon request.
Sempra Energy
4.1	Description of rights of Sempra Energy Common Stock (Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008, Exhibit 3.1 above).
San Diego Gas & Electric Company
4.2

Description of preferences of Cumulative Preferred Stock, Preference Stock (Cumulative) and Series Preference Stock (SDG&E Amended and Restated Articles of Incorporation as of November 10, 2006, Exhibit 3.5 above).

Pacific Enterprises / Southern California Gas Company
4.3	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation, Exhibit 3.9 above).
Sempra Energy / San Diego Gas & Electric Company
4.4	Mortgage and Deed of Trust dated July 1, 1940 (SDG&E Registration Statement No. 2-49810, Exhibit 2A).

4.5	Ninth Supplemental Indenture dated as of August 1, 1968 (SDG&E Registration Statement No. 2-68420, Exhibit 2D).

4.6	Sixteenth Supplemental Indenture dated August 28, 1975 (SDG&E Registration Statement No. 2-68420, Exhibit 2E).

4.7	Thirtieth Supplemental Indenture dated September 28, 1983 (SDG&E Registration Statement No. 33-34017, Exhibit 4.3).
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

EXHIBIT 10 – MATERIAL CONTRACTS
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

10.6

Third Amendment to Indemnity Agreement, dated as of December 3, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc (2009 Sempra Energy Form 10-K, Exhibit 10.06).

Sempra Energy
10.7

Master Confirmation for Share Purchase Agreement, dated as of September 21, 2010, between Sempra Energy and JPMorgan Chase Bank, National Association. (Sempra Energy September 30, 2010 Form 10-Q, Exhibit 10.1).

10.8

First Amendment to Purchase and Sale Agreement, dated as of June 30, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy June 30, 2010 Form 10-Q, Exhibit 10.1).

10.9

Purchase and Sale Agreement, dated as of February 16, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.1)

10.10	Letter Agreement, dated as of February 16, 2010, entered into by and between Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.2)

10.11

Limited Liability Partnership Agreement, dated as of April 1, 2008, between Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings, VII B.V., RBS Sempra Commodities LLP and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.1).

10.12

First Amendment to Limited Liability Partnership Agreement, dated as of April 6, 2009 and effective as of November 14, 2008, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP. (Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.4).

10.13

Second Amendment to Limited Liability Partnership Agreement, dated as of April 6, 2009 and effective as of December 23, 2009, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP (2009 Sempra Energy Form 10-K, Exhibit 10.11).

10.14	Master Confirmation for Share Purchase Agreement, dated as of April 1, 2008, between Sempra Energy and Merrill Lynch International (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.15

First amendment to the Master Formation and Equity Interest Purchase Agreement, dated as of April 1, 2008, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.3).

10.16

Master Formation and Equity Interest Purchase Agreement, dated as of July 9, 2007, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on July 9, 2007, Exhibit 10.2).

10.17	Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed May 4, 2001 (2001 Sempra Energy Form 10-K, Exhibit 10.01).
Sempra Energy / San Diego Gas & Electric Company
10.18	Amended and Restated Operating Agreement between San Diego Gas & Electric and the California Department of Water Resources dated November 12, 2004 (2009 Sempra Energy Form 10-K, Exhibit 10.16).

10.19	Amended and Restated Servicing Agreement between San Diego Gas & Electric and the California Department of Water Resources effective March 15, 2007 (2009 Sempra Energy Form 10-K, Exhibit 10.17).
Compensation
Sempra Energy / San Diego Gas & Electric Company / Pacific Enterprises / Southern California Gas Company
10.20	Amendment to the Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan.

10.21	Amendment to the Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Donald E. Felsinger (see Exhibit 10.32 below).

10.22	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Performance-Based Restricted Stock Unit Award (Sempra Energy March 31, 2010 Form 10-Q, Exhibit 10.1).

10.23	Form of 2009 Sempra Energy Severance Pay Agreement (2009 Sempra Energy Form 10-K, Exhibit 10.18).

10.24	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Performance-Based Restricted Stock Unit Award (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.1).

10.25	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Nonqualified Stock Option Agreement (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.2).

10.26	Sempra Energy 2008 Long Term Incentive Plan (Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.27	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

10.28	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.3).

10.29	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.30	Sempra Energy Amended and Restated Executive Life Insurance Plan (2008 Sempra Energy Form 10-K, Exhibit 10.15).

10.31	Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan (2008 Sempra Energy Form 10-K, Exhibit 10.16).

10.32	Form of Amended and Restated Sempra Energy Severance Pay Agreement (2008 Sempra Energy Form 10-K, Exhibit 10.17).

10.33	Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan (2008 Sempra Energy Form 10-K, Exhibit 10.18).

10.34	Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan (2008 Sempra Energy Form 10-K, Exhibit 10.19).

10.35	Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.36	2003 Sempra Energy Executive Incentive Plan B (2003 Sempra Energy Form 10-K, Exhibit 10.10).

10.37	Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.38	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Sempra Energy Form 10-Q, Exhibit 10.3).

10.39	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective January 1, 2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

10.40	Amendment to the Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (2008 Sempra Energy Form 10-K, Exhibit 10.25).

10.41	Sempra Energy Amended and Restated Executive Medical Plan. (2008 Sempra Energy Form 10-K, Exhibit 10.26).

10.42	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (2007 Sempra Energy Form 10-K, Exhibit 10.09).

10.43	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option Agreement (2007 Sempra Energy Form 10-K, Exhibit 10.10).

10.44	Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.2).
Sempra Energy
10.45	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Restricted Stock Unit Award for Sempra Energy’s Board of Directors (Sempra Energy June 30, 2010 Form 10-Q, Exhibit 10.2).

10.46

Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other Eligible Individuals (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-155191 dated November 7, 2008, Exhibit 10.1).

10.47	Form of Sempra Energy 2008 Non-Employee Directors' Stock Plan, Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.5).

10.48	Sempra Energy Amended and Restated Sempra Energy Retirement Plan for Directors (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.7).

10.49	Form of Sempra Energy 1998 Non-Employee Directors' Stock Plan Non-Qualified Stock Option Agreement (2006 Sempra Energy Form 10-K, Exhibit 10.09).

10.50	Sempra Energy 1998 Non-Employee Directors' Stock Plan (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).

Nuclear
Sempra Energy / San Diego Gas & Electric Company
10.51	Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.52	Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.51 above)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.53

Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.51 above)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.54

Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.51 above)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.55

Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.51 above)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.56

Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.51 above)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.57

Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.51 above)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.58

Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.51 above)(2003 Sempra Energy Form 10-K, Exhibit 10.42).

10.59	Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.60

First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.59 above)(1996 SDG&E Form 10-K, Exhibit 10.62).

10.61

Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.59 above)(1996 SDG&E Form 10-K, Exhibit 10.63).

10.62

Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.59 above)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.63

Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.59 above)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.64

Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.59 above)(2003 Sempra Energy Form 10-K, Exhibit 10.48).

10.65

Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E Form 10-K, Exhibit 10.6).

10.66

U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

10.67	San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated March 23, 2000 (2009 Sempra Energy Form 10-K, Exhibit 10.62).

10.68

First Amendment to the San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated January 22, 2010 (2009 Sempra Energy Form 10-K, Exhibit 10.63).

EXHIBIT 12 – STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.
Pacific Enterprises
12.3	Pacific Enterprises Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.
Southern California Gas Company
12.4	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.
EXHIBIT 13 – ANNUAL REPORT TO SECURITY HOLDERS
Sempra Energy / San Diego Gas & Electric Company / Pacific Enterprises / Southern California Gas Company
13.1

Sempra Energy 2010 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

EXHIBIT 14 – CODE OF ETHICS
San Diego Gas & Electric Company / Southern California Gas Company
14.1

Sempra Energy Code of Business Conduct and Ethics for Board of Directors and Senior Officers (also applies to directors and officers of San Diego Gas & Electric Company and Southern California Gas Company) (2006 SDG&E and SoCalGas Forms 10-K, Exhibit 14.01).

EXHIBIT 21 -- SUBSIDIARIES
Sempra Energy
21.1	Sempra Energy Schedule of Significant Subsidiaries at December 31, 2010.
Pacific Enterprises
21.2	Pacific Enterprises Schedule of Significant Subsidiaries at December 31, 2010.
EXHIBIT 23 – CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE, PAGES 32 TO 35.
EXHIBIT 31 – SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Pacific Enterprises
31.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 – SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Pacific Enterprises
32.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY

Annual Report	2010 Annual Report to Shareholders	LNG	Liquefied natural gas
APSC	Alabama Public Service Commission	Mobile Gas	Mobile Gas Service Corporation
Bay Gas	Bay Gas Storage Company	MW	Megawatt
Bcf	Billion cubic feet (of natural gas)	Noble Group	Noble Group Ltd
CARB	California Air Resources Board	NRC	Nuclear Regulatory Commission
CEC	California Energy Commission	PE	Pacific Enterprises
CPUC	California Public Utilities Commission	PEMEX	Petroleos Mexicanos (the Mexican state-owned oil company)
DOE	Department of Energy	PGE	Portland General Electric Company
DOT	Department of Transportation	QFs	Qualifying Facilities
DWR	Department of Water Resources	RBS	The Royal Bank of Scotland plc
Edison	Southern California Edison Company	RBS Sempra Commodities	RBS Sempra Commodities LLP
EPA	Environmental Protection Agency	Rockies Express	Rockies Express Pipeline LLC
ERR	Eligible Renewable Energy Resource	RES	Renewable Energy Standard
FERC	Federal Energy Regulatory Commission	RPS	Renewables Portfolio Standard
GHG	Greenhouse Gas	SDG&E	San Diego Gas & Electric Company
IOUs	Investor-Owned Utilities	SEC	Securities and Exchange Commission
ISFSI	Independent Spent Fuel Storage Installation	Sempra Utilities	San Diego Gas & Electric Company and Southern California Gas Company
ISO	Independent System Operator	SoCalGas	Southern California Gas Company
J.P. Morgan Ventures	J.P. Morgan Ventures Energy Corporation	SONGS	San Onofre Nuclear Generating Station
kV	Kilovolt	The Board	Sempra Energy's board of directors