Form 10-Q
period 2011-03-31
PACIFIC ENTERPRISES INC; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2011-05-09
CIK 75527, 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		March 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California	94-0743670	No change
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Common stock outstanding on May 5, 2011:

Sempra Energy	239,445,387 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q PACIFIC ENTERPRISES FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	83
Item 4.	Controls and Procedures	84

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	85
Item 1A.	Risk Factors	85
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 6.	Exhibits	86

Signatures		89

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

▪
actions by the California Public Utilities Commission, California State Legislature, Federal Energy Regulatory Commission, Nuclear Regulatory Commission, California Energy Commission, California Air Resources Board, and other regulatory, governmental and environmental bodies in the United States and other countries in which we operate;

▪	capital markets conditions and inflation, interest and exchange rates;

▪	energy markets, including the timing and extent of changes and volatility in commodity prices;

▪	the availability of electric power, natural gas and liquefied natural gas;

▪	weather conditions and conservation efforts;

▪	war and terrorist attacks;

▪	business, regulatory, environmental and legal decisions and requirements;

▪	the status of deregulation of retail natural gas and electricity delivery;

▪	the timing and success of business development efforts;

▪	the resolution of litigation; and

▪	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and in our Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three months ended March 31,
	2011	2010
	(unaudited)
REVENUES
Sempra Utilities	$1,881	$1,912
Sempra Global and parent	553	622
Total revenues	2,434	2,534
EXPENSES AND OTHER INCOME
Sempra Utilities:
Cost of natural gas	(609)	(758)
Cost of electric fuel and purchased power	(171)	(148)
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	(263)	(338)
Other cost of sales	(23)	(25)
Litigation expense	(7)	(168)
Other operation and maintenance	(632)	(576)
Depreciation and amortization	(231)	(210)
Franchise fees and other taxes	(95)	(90)
Equity earnings, before income tax	1	15
Other income, net	43	8
Interest income	3	4
Interest expense	(108)	(109)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	342	139
Income tax expense	(109)	(58)
Equity earnings, net of income tax	31	19
Net income	264	100
(Earnings) losses attributable to noncontrolling interests	(4)	8
Preferred dividends of subsidiaries	(2)	(2)
Earnings	$258	$106

Basic earnings per common share	$1.07	$0.43
Weighted-average number of shares outstanding, basic (thousands)	240,128	246,083

Diluted earnings per common share	$1.07	$0.42
Weighted-average number of shares outstanding, diluted (thousands)	241,903	250,373
Dividends declared per share of common stock	$0.48	$0.39
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,219	$912
Restricted cash	318	131
Trade accounts receivable	922	891
Other accounts and notes receivable	136	141
Due from unconsolidated affiliates	17	34
Income taxes receivable	261	248
Deferred income taxes	36	75
Inventories	176	258
Regulatory assets	73	90
Fixed-price contracts and other derivatives	97	81
Settlement receivable related to wildfire litigation	―	300
Other	171	192
Total current assets	3,426	3,353

Investments and other assets:
Restricted cash	―	27
Regulatory assets arising from pension and other postretirement
benefit obligations	885	869
Regulatory assets arising from wildfire litigation costs	348	364
Other regulatory assets	932	934
Nuclear decommissioning trusts	796	769
Investment in RBS Sempra Commodities LLP	779	787
Other investments	2,163	2,164
Goodwill and other intangible assets	537	540
Sundry	630	600
Total investments and other assets	7,070	7,054

Property, plant and equipment:
Property, plant and equipment	27,556	27,087
Less accumulated depreciation and amortization	(7,356)	(7,211)
Property, plant and equipment, net ($510 and $516 at March 31, 2011 and December 31, 2010, respectively, related to VIE)	20,200	19,876
Total assets	$30,696	$30,283
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$566	$158
Accounts payable - trade	607	755
Accounts payable - other	102	109
Due to unconsolidated affiliates	37	36
Dividends and interest payable	251	188
Accrued compensation and benefits	211	311
Regulatory balancing accounts, net	379	241
Current portion of long-term debt	89	349
Fixed-price contracts and other derivatives	91	106
Customer deposits	131	129
Reserve for wildfire litigation	489	639
Other	701	765
Total current liabilities	3,654	3,786
Long-term debt ($352 and $355 at March 31, 2011 and December 31, 2010, respectively, related to VIE)	9,174	8,980

Deferred credits and other liabilities:
Customer advances for construction	132	154
Pension and other postretirement benefit obligations, net of plan assets	1,114	1,105
Deferred income taxes	1,633	1,561
Deferred investment tax credits	49	50
Regulatory liabilities arising from removal obligations	2,671	2,630
Asset retirement obligations	1,469	1,449
Other regulatory liabilities	130	138
Fixed-price contracts and other derivatives	285	290
Deferred credits and other	903	823
Total deferred credits and other liabilities	8,386	8,200
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 239 million and 240 million shares outstanding at March 31, 2011 and December 31, 2010, respectively; no par
value)	2,052	2,036
Retained earnings	7,472	7,329
Deferred compensation	(6)	(8)
Accumulated other comprehensive income (loss)	(332)	(330)
Total Sempra Energy shareholders' equity	9,186	9,027
Preferred stock of subsidiaries	100	100
Other noncontrolling interests	117	111
Total equity	9,403	9,238
Total liabilities and equity	$30,696	$30,283
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$264	$100
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	231	210
Deferred income taxes and investment tax credits	88	61
Equity earnings	(32)	(34)
Fixed-price contracts and other derivatives	(9)	―
Other	(13)	7
Net change in other working capital components	286	534
Changes in other assets	(5)	18
Changes in other liabilities	(5)	(8)
Net cash provided by operating activities	805	888

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(607)	(446)
Expenditures for investments	(4)	(74)
Distributions from investments	21	24
Purchases of nuclear decommissioning and other trust assets	(45)	(44)
Proceeds from sales by nuclear decommissioning and other trusts	46	46
Decrease in restricted cash	160	14
Increase in restricted cash	(320)	(23)
Other	(7)	7
Net cash used in investing activities	(756)	(496)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(94)	(86)
Preferred dividends paid by subsidiaries	(2)	(2)
Issuances of common stock	15	14
Repurchases of common stock	(18)	(2)
Issuances of debt (maturities greater than 90 days)	803	12
Payments on debt (maturities greater than 90 days)	(260)	(507)
(Decrease) increase in short-term debt, net	(192)	294
Other	6	(3)
Net cash provided by (used in) financing activities	258	(280)

Increase in cash and cash equivalents	307	112
Cash and cash equivalents, January 1	912	110
Cash and cash equivalents, March 31	$1,219	$222
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2011	2010
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$63	$71
Income tax payments (refunds), net	37	(73)

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$233	$191
Dividends declared but not paid	118	99
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2011	2010
	(unaudited)
Operating revenues
Electric	$665	$563
Natural gas	175	179
Total operating revenues	840	742
Operating expenses
Cost of electric fuel and purchased power	171	148
Cost of natural gas	83	89
Operation and maintenance	273	232
Depreciation and amortization	103	92
Franchise fees and other taxes	47	43
Total operating expenses	677	604
Operating income	163	138
Other income, net	16	―
Interest expense	(36)	(31)
Income before income taxes	143	107
Income tax expense	(49)	(31)
Net income	94	76
(Earnings) losses attributable to noncontrolling interests	(4)	8
Earnings	90	84
Preferred dividend requirements	(1)	(1)
Earnings attributable to common shares	$89	$83
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272	$127
Restricted cash	318	116
Accounts receivable - trade	266	248
Accounts receivable - other	34	59
Due from unconsolidated affiliates	1	12
Income taxes receivable	59	37
Deferred income taxes	113	129
Inventories	67	71
Regulatory assets arising from fixed-price contracts and other derivatives	54	66
Other regulatory assets	6	5
Fixed-price contracts and other derivatives	35	28
Settlement receivable related to wildfire litigation	―	300
Other	38	50
Total current assets	1,263	1,248

Other assets:
Deferred taxes recoverable in rates	514	502
Regulatory assets arising from fixed-price contracts and other derivatives	220	233
Regulatory assets arising from pension and other postretirement
benefit obligations	285	279
Regulatory assets arising from wildfire litigation costs	348	364
Other regulatory assets	72	73
Nuclear decommissioning trusts	796	769
Sundry	85	56
Total other assets	2,320	2,276

Property, plant and equipment:
Property, plant and equipment	11,551	11,247
Less accumulated depreciation and amortization	(2,744)	(2,694)
Property, plant and equipment, net ($510 and $516 at March 31, 2011 and December 31, 2010, respectively, related to VIE)	8,807	8,553
Total assets	$12,390	$12,077
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$269	$292
Due to unconsolidated affiliates	44	16
Accrued compensation and benefits	59	115
Regulatory balancing accounts, net	72	61
Current portion of long-term debt	19	19
Fixed-price contracts and other derivatives	50	51
Customer deposits	55	54
Reserve for wildfire litigation	489	639
Other	168	136
Total current liabilities	1,225	1,383
Long-term debt ($352 and $355 at March 31, 2011 and December 31, 2010, respectively, related to VIE)	3,474	3,479

Deferred credits and other liabilities:
Customer advances for construction	21	21
Pension and other postretirement benefit obligations, net of plan assets	315	309
Deferred income taxes	1,073	1,001
Deferred investment tax credits	24	25
Regulatory liabilities arising from removal obligations	1,443	1,409
Asset retirement obligations	628	619
Fixed-price contracts and other derivatives	236	248
Deferred credits and other	356	283
Total deferred credits and other liabilities	4,096	3,915
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,138
Retained earnings	2,069	1,980
Accumulated other comprehensive income (loss)	(10)	(10)
Total SDG&E shareholder's equity	3,397	3,108
Noncontrolling interest	119	113
Total equity	3,516	3,221
Total liabilities and equity	$12,390	$12,077
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended
	March 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$94	$76
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	103	92
Deferred income taxes and investment tax credits	75	9
Fixed price contracts and other derivatives	(4)	―
Other	(12)	―
Net change in other working capital components	241	101
Changes in other assets	7	5
Changes in other liabilities	(3)	(8)
Net cash provided by operating activities	501	275

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(348)	(290)
Purchases of nuclear decommissioning trust assets	(44)	(43)
Proceeds from sales by nuclear decommissioning trusts	42	40
Decrease in loans to affiliates, net	―	2
Decrease in restricted cash	109	14
Increase in restricted cash	(311)	(23)
Net cash used in investing activities	(552)	(300)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	200	―
Preferred dividends paid	(1)	(1)
Issuances of long-term debt	―	3
Payments on long-term debt	(3)	(3)
Increase in short-term debt, net	―	27
Net cash provided by financing activities	196	26

Increase in cash and cash equivalents	145	1
Cash and cash equivalents, January 1	127	13
Cash and cash equivalents, March 31	$272	$14

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$17	$10
Income tax payments (refunds), net	24	(26)

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$145	$80
Dividends declared but not paid	1	1
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2011	2010
	(unaudited)

Operating revenues	$1,056	$1,182
Operating expenses
Cost of natural gas	531	674
Operation and maintenance	288	261
Depreciation	81	75
Franchise fees and other taxes	37	37
Total operating expenses	937	1,047
Operating income	119	135
Other income, net	3	4
Interest expense	(17)	(17)
Income before income taxes	105	122
Income tax expense	(37)	(57)
Net income/Earnings	68	65
Preferred dividend requirements	(1)	(1)
Earnings attributable to common shares	$67	$64
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33	$417
Accounts receivable - trade	521	534
Accounts receivable - other	63	49
Due from unconsolidated affiliates	383	68
Income taxes receivable	13	36
Inventories	28	105
Regulatory assets	10	12
Other	37	39
Total current assets	1,088	1,260

Other assets:
Due from unconsolidated affiliate	505	502
Regulatory assets arising from pension and other postretirement
benefit obligations	596	586
Other regulatory assets	124	123
Sundry	49	36
Total other assets	1,274	1,247

Property, plant and equipment:
Property, plant and equipment	9,944	9,826
Less accumulated depreciation and amortization	(3,854)	(3,802)
Property, plant and equipment, net	6,090	6,024
Total assets	$8,452	$8,531
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - trade	$234	$327
Accounts payable - other	71	79
Due to unconsolidated affiliates	85	96
Deferred income taxes	27	16
Accrued compensation and benefits	76	98
Regulatory balancing accounts, net	307	180
Current portion of long-term debt	9	262
Customer deposits	73	73
Temporary LIFO liquidation	66	―
Other	187	163
Total current liabilities	1,135	1,294
Long-term debt	1,318	1,320
Deferred credits and other liabilities:
Customer advances for construction	111	133
Pension and other postretirement benefit obligations, net of plan assets	625	613
Deferred income taxes	462	416
Deferred investment tax credits	25	25
Regulatory liabilities arising from removal obligations	1,216	1,208
Asset retirement obligations	798	788
Deferred taxes refundable in rates	130	138
Deferred credits and other	199	180
Total deferred credits and other liabilities	3,566	3,501

Commitments and contingencies (Note 10)

Equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding;
no par value)	1,462	1,462
Retained earnings	893	876
Accumulated other comprehensive income (loss)	(22)	(22)
Total Pacific Enterprises shareholders' equity	2,413	2,396
Preferred stock of subsidiary	20	20
Total equity	2,433	2,416
Total liabilities and equity	$8,452	$8,531
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68	$65
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	81	75
Deferred income taxes and investment tax credits	48	16
Other	(2)	(1)
Net change in other working capital components	177	339
Changes in other assets	12	1
Changes in other liabilities	(4)	(3)
Net cash provided by operating activities	380	492

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(168)	(114)
Increase in loans to affiliates, net	(295)	(146)
Net cash used in investing activities	(463)	(260)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(50)	(100)
Preferred dividends paid	(1)	(1)
Payment of long-term debt	(250)	―
Net cash used in financing activities	(301)	(101)

(Decrease) increase in cash and cash equivalents	(384)	131
Cash and cash equivalents, January 1	417	49
Cash and cash equivalents, March 31	$33	$180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$8	$9
Income tax refunds, net	14	23

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends declared but not paid	$1	$1
Accrued capital expenditures	76	52
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2011	2010
	(unaudited)

Operating revenues	$1,056	$1,182
Operating expenses
Cost of natural gas	531	674
Operation and maintenance	288	262
Depreciation	81	75
Franchise fees and other taxes	37	37
Total operating expenses	937	1,048
Operating income	119	134
Other income, net	3	4
Interest expense	(17)	(17)
Income before income taxes	105	121
Income tax expense	(37)	(56)
Net income/Earnings attributable to common shares	$68	$65
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33	$417
Accounts receivable - trade	521	534
Accounts receivable - other	63	49
Due from unconsolidated affiliates	378	63
Income taxes receivable	9	28
Inventories	28	105
Regulatory assets	10	12
Other	36	39
Total current assets	1,078	1,247

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	596	586
Other regulatory assets	124	123
Sundry	22	8
Total other assets	742	717

Property, plant and equipment:
Property, plant and equipment	9,942	9,824
Less accumulated depreciation and amortization	(3,854)	(3,802)
Property, plant and equipment, net	6,088	6,022
Total assets	$7,908	$7,986
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$234	$327
Accounts payable - other	71	79
Due to unconsolidated affiliate	―	11
Deferred income taxes	28	17
Accrued compensation and benefits	76	98
Regulatory balancing accounts, net	307	180
Current portion of long-term debt	9	262
Customer deposits	73	73
Temporary LIFO liquidation	66	―
Other	186	163
Total current liabilities	1,050	1,210
Long-term debt	1,318	1,320
Deferred credits and other liabilities:
Customer advances for construction	111	133
Pension and other postretirement benefit obligations, net of plan assets	625	613
Deferred income taxes	464	418
Deferred investment tax credits	25	25
Regulatory liabilities arising from removal obligations	1,216	1,208
Asset retirement obligations	798	788
Deferred taxes refundable in rates	130	138
Deferred credits and other	198	178
Total deferred credits and other liabilities	3,567	3,501

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,107	1,089
Accumulated other comprehensive income (loss)	(22)	(22)
Total shareholders' equity	1,973	1,955
Total liabilities and shareholders' equity	$7,908	$7,986
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68	$65
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	81	75
Deferred income taxes and investment tax credits	48	16
Other	(2)	(1)
Net change in other working capital components	168	346
Changes in other assets	12	1
Changes in other liabilities	(4)	(1)
Net cash provided by operating activities	371	501

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(168)	(114)
Increase in loans to affiliates, net	(287)	(156)
Net cash used in investing activities	(455)	(270)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(50)	(100)
Payment of long-term debt	(250)	―
Net cash used in financing activities	(300)	(100)

(Decrease) increase in cash and cash equivalents	(384)	131
Cash and cash equivalents, January 1	417	49
Cash and cash equivalents, March 31	$33	$180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$8	$9
Income tax refunds, net	14	23

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$76	$52
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

▪	San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), which we collectively refer to as the Sempra Utilities; and

▪	Sempra Global, which is the holding company for Sempra Generation, Sempra Pipelines & Storage and Sempra LNG.

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control. We discuss our investments in unconsolidated subsidiaries in Note 4 below and Note 4 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

SDG&E

SDG&E's Condensed Consolidated Financial Statements include its accounts and the accounts of a VIE of which SDG&E is the primary beneficiary, as we discuss in Note 5 under "Variable Interest Entities." SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.

Pacific Enterprises and SoCalGas

Pacific Enterprise’s Condensed Consolidated Financial Statements include the accounts of Pacific Enterprises (PE) and its subsidiary, SoCalGas.  Sempra Energy owns all of PE’s common stock and PE owns all of SoCalGas’ common stock. SoCalGas’ Condensed Consolidated Financial Statements include its subsidiaries, which comprise less than one percent of its consolidated financial position and results of operations.

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

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after March 31, 2011 through the date the financial statements were issued, and in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

All December 31, 2010 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2010 consolidated financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of GAAP and the Securities and Exchange Commission.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the Annual Report), which is a combined report for Sempra Energy, SDG&E, PE and SoCalGas.

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes.

The Sempra Utilities and Sempra Pipelines & Storage's Mobile Gas Service Corporation and Ecogas Mexico, S de RL de CV prepare their financial statements in accordance with GAAP provisions governing regulated operations, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 2. NEW ACCOUNTING STANDARDS

There are no recent accounting pronouncements that are anticipated to have an impact on or are related to our financial condition, results of operations, or disclosures.

NOTE 3. RECENT INVESTMENT ACTIVITY

SEMPRA PIPELINES & STORAGE

In the three months ended March 31, 2010, Sempra Pipelines & Storage contributed $65 million to Rockies Express, a joint venture to own and operate the Rockies Express Pipeline. The contribution was the last required for the construction phase of the project.

On April 30, 2010, Sempra Pipelines & Storage completed the acquisition of the Mexican pipeline and natural gas infrastructure assets of El Paso Corporation for $307 million ($292 million, net of cash acquired). Proforma impacts on revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2010 were additional revenues and earnings of $2 million and $6 million, respectively, for the three months ended March 31, 2010.

We provide information about Sempra Pipelines & Storage’s recent investment activity in Chile and Peru in Note 12.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning all of our equity method investments in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

RBS SEMPRA COMMODITIES

RBS Sempra Commodities LLP (RBS Sempra Commodities) is a United Kingdom limited liability partnership that owned and operated commodities-marketing businesses. We account for our investment in RBS Sempra Commodities under the equity method, and report our share of partnership earnings in Parent and Other.

We and our partner in the joint venture, The Royal Bank of Scotland (RBS), sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We expect our share of remaining proceeds to approximate $779 million, the amount of our investment in RBS Sempra Commodities as of March 31, 2011.

On April 15, 2011, we and RBS entered into a letter agreement (Letter Agreement) which amended certain provisions of the agreements that formed RBS Sempra Commodities.  The Letter Agreement addresses the wind-down of the partnership and the distribution of the partnership’s remaining assets.  In accordance with the Letter Agreement, we received a $329 million distribution on April 15, 2011.  This distribution included sales proceeds and our portion of 2010 distributable income totaling $357 million, less amounts to settle certain liabilities that we owed to RBS of $28 million.  The Letter Agreement affirms that RBS Sempra Commodities will consider additional distributions of capital after taking into account various factors including available cash, the need for prudent reserves, potential payouts to the purchasers of the partnership’s businesses, and any accrued or projected future operating losses or other wind-down expenses of the partnership.  The availability of cash is also impacted by the transfer of trading accounts to JP Morgan, one of the buyers in the sales transactions.  These transfers and the related collection of accounts receivable and net margin continue as planned, and will be done as promptly as practicable during 2011.  Future distributions will generally be made 51 percent to RBS, and 49 percent to us. The Letter Agreement also allows RBS Sempra Commodities to make capital calls to us, subject to certain limits, if necessary to support the remaining operations, for other liabilities or for other payments owed in connection with the sales transactions (subject to additional limitations). We do not anticipate any such capital calls.

In connection with the Letter Agreement described above, we also released RBS from its indemnification obligations with respect to the items for which JP Morgan has agreed to indemnify us.

For the three months ended March 31, 2011 and 2010, we recorded a pretax equity loss of $8 million and earnings of $7 million, respectively, from RBS Sempra Commodities.

We discuss the RBS Sempra Commodities sales transactions and other matters concerning the partnership in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 5. OTHER FINANCIAL DATA

TEMPORARY LIFO LIQUIDATION

SoCalGas values natural gas inventory by the last-in first-out (LIFO) method. As inventories are sold, differences between the LIFO valuation and the estimated replacement cost are reflected in customer rates. Temporary LIFO liquidation represents the difference between the carrying value of natural gas inventory withdrawn during the period for delivery to customers and the projected cost of the replacement of that inventory during summer months.

VARIABLE INTEREST ENTITIES (VIE)

We consolidate a VIE if we are the primary beneficiary of the VIE. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess

▪	the purpose and design of the VIE;

▪	the nature of the VIE's risks and the risks we absorb;

▪	the power to direct activities that most significantly impact the economic performance of the VIE; and

▪	the obligation to absorb losses or right to receive benefits that could be significant to the VIE.

SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements).  SDG&E’s obligation to absorb natural gas costs may be a significant variable interest.  In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based upon our analysis, the ability to direct the dispatch of electricity may have the most significant impacts on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If we determine that SDG&E is the primary beneficiary, Sempra Energy and SDG&E consolidate the entity that owns the facility as a VIE, as we discuss below.

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

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Sempra Energy and SDG&E have consolidated Otay Mesa VIE since the second quarter of 2007. Otay Mesa VIE's equity of $119 million at March 31, 2011 and $113 million at December 31, 2010 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $362 million at March 31, 2011, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC's property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E's power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates these contracts to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than that relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary as of March 31, 2011. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other business units also enter into arrangements which could include variable interests.  We evaluate these contracts based upon the qualitative and quantitative analyses described above.  We have determined that these contracts are not variable interests in a VIE and therefore are not subject to the requirements of GAAP concerning the consolidation of VIEs.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
Service cost	$22	$22	$7	$7
Interest cost	43	43	17	15
Expected return on assets	(37)	(36)	(12)	(12)
Amortization of:
Prior service cost	1	1	―	―
Actuarial loss	9	8	4	2
Regulatory adjustment	(29)	(29)	2	2
Total net periodic benefit cost	$9	$9	$18	$14

NET PERIODIC BENEFIT COST -- SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
Service cost	$7	$7	$2	$2
Interest cost	13	12	2	2
Expected return on assets	(12)	(10)	(2)	(2)
Amortization of:
Prior service cost	1	1	1	1
Actuarial loss	2	3	―	―
Regulatory adjustment	(9)	(12)	1	1
Total net periodic benefit cost	$2	$1	$4	$4

NET PERIODIC BENEFIT COST -- SOCALGAS
(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	Three months ended March 31,			Three months ended March 31,
	2011		2010	2011	2010
Service cost		$12	$12	$5	$5
Interest cost		25	25	13	12
Expected return on assets		(22)	(23)	(10)	(10)
Amortization of:
Prior service cost (credit)		1	1	(1)	(1)
Actuarial loss		4	3	5	2
Regulatory adjustment		(20)	(17)	1	1
Total net periodic benefit cost	$	―	$1	$13	$9

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2011:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E		SoCalGas
Contributions through March 31, 2011:
Pension plans	$11	$	―	$1
Other postretirement benefit plans	19		4	14
Total expected contributions in 2011:
Pension plans	$266		$82	$118
Other postretirement benefit plans	76		16	55

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months ended March 31, 2011 and 2010. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2011	2010
Numerator:
Earnings/Income attributable to common shareholders	$258	$106

Denominator:
Weighted-average common shares outstanding for basic EPS	240,128	246,083
Dilutive effect of stock options, restricted stock awards and restricted stock units	1,775	4,290
Weighted-average common shares outstanding for diluted EPS	241,903	250,373

Earnings per share:
Basic	$1.07	$0.43
Diluted	$1.07	$0.42

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits and minus tax shortfalls are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period. We had 2,120,225 and 2,180,900 such stock options outstanding during the three months ended March 31, 2011 and 2010, respectively.

We had 10,800 and 9,900 stock options outstanding during the three months ended March 31, 2011 and 2010, respectively, that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Assumed proceeds equal to the unearned compensation and windfall tax benefits and minus tax shortfalls related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units. During the three months ended March 31, 2011, we had 997,609 RSUs that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method. There were no such antidilutive RSUs for the three months ended March 31, 2010 and no such antidilutive RSAs for the three months ended March 31, 2011 or 2010.

Because our RSAs and RSUs are performance based, they are included in potential dilutive shares at zero to 100 percent and zero to 150 percent, respectively, to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. For the three months ended March 31, 2011, 762,592 shares related to RSU grants were excluded from potential dilutive shares, as the performance goal had not been met for these grants. The remaining 1,597,632 shares related to RSU grants were included at 70 to 88 percent, and 26,733 shares related to the RSA grants were included at 100 percent. For the three months ended March 31, 2010, 2,353,535 shares related to RSU grants were included in potential dilutive shares at 150 percent, and 850,349 shares related to RSA grants were included at 100 percent based on the applicable performance threshold.

COMMON STOCK REPURCHASE PROGRAM

In September 2010, we entered into a share repurchase program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The program was completed in March 2011 with a total of 9,574,435 shares repurchased at an average price of $52.22 per share. Our outstanding shares used to calculate earnings per share were reduced by the number of shares repurchased when they were delivered to us, and the $500 million purchase price was recorded as a reduction in shareholders’ equity upon its prepayment. We received 5,670,006 shares during the quarter ended September 30, 2010; 2,407,994 shares on October 4, 2010 and 1,496,435 shares on March 22, 2011. We discuss the repurchase program further in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $6 million and $7 million for the three months ended March 31, 2011 and 2010, respectively. Pursuant to our share-based compensation plans, we granted 999,200 restricted stock units and 11,876 restricted stock awards during the three months ended March 31, 2011, primarily in January.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, at the Sempra Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months ended March 31, 2011 and 2010.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2011	2010
Sempra Energy Consolidated:
AFUDC related to debt	$8	$5
AFUDC related to equity	19	13
Other capitalized financing costs	6	7
Total Sempra Energy Consolidated	$33	$25
SDG&E:
AFUDC related to debt	$6	$3
AFUDC related to equity	15	9
Total SDG&E	$21	$12
SoCalGas:
AFUDC related to debt	$2	$2
AFUDC related to equity	4	4
Total SoCalGas	$6	$6

COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income.

COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2011				2010
	Share-	Non-			Share-	Non-
	holders'	controlling		Total	holders'	controlling		Total
	Equity(1)	Interests		Equity	Equity(1)	Interests		Equity
Sempra Energy Consolidated:
Net income (loss)(2)	$260		$4	$264	$108		$(8)	$100
Foreign currency translation
adjustments	(6)		―	(6)	(4)		―	(4)
Financial instruments	2		1	3	―		2	2
Net actuarial gain	2		―	2	1		―	1
Comprehensive income (loss)	$258		$5	$263	$105		$(6)	$99
SDG&E:
Net income (loss)	$90		$4	$94	$84		$(8)	$76
Financial instruments	―		1	1	―		2	2
Comprehensive income (loss)	$90		$5	$95	$84		$(6)	$78
PE:
Net income(2)	$68	$	―	$68	$65	$	―	$65
Comprehensive income	$68	$	―	$68	$65	$	―	$65
SoCalGas:
Net income	$68	$	―	$68	$65	$	―	$65
Comprehensive income	$68	$	―	$68	$65	$	―	$65
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E, PE or SoCalGas as indicated in left margin.
(2)	Before preferred dividends of subsidiaries.

The amounts for comprehensive income in the table above are net of income tax expense as follows:

INCOME TAX EXPENSE ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2011			2010
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$1	$ ―	$1	$ ―	$ ―	$ ―
Net actuarial gain	1	―	1	1	―	1

Income tax amounts associated with other comprehensive income during the three months ended March 31, 2011 and 2010 at SDG&E, PE and SoCalGas were negligible.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy and SDG&E shareholders’ equity and noncontrolling interests for the three months ended March 31, 2011 and 2010. There were no changes in the equity of PE's noncontrolling interests for the three months ended March 31, 2011 or 2010.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2010	$9,027	$211	$9,238
Comprehensive income	258	5	263
Share-based compensation expense	11	―	11
Common stock dividends declared	(115)	―	(115)
Preferred dividends of subsidiaries	(2)	―	(2)
Issuance of common stock	15	―	15
Tax benefit related to share-based compensation	2	―	2
Repurchase of common stock	(17)	―	(17)
Common stock released from ESOP	7	―	7
Equity contributed by noncontrolling interests	―	1	1
Balance at March 31, 2011	$9,186	$217	$9,403
Balance at December 31, 2009	$9,007	$244	$9,251
Comprehensive income (loss)	105	(6)	99
Share-based compensation expense	13	―	13
Common stock dividends declared	(96)	―	(96)
Preferred dividends of subsidiaries	(2)	―	(2)
Issuance of common stock	27	―	27
Tax benefit related to share-based compensation	1	―	1
Repurchase of common stock	(2)	―	(2)
Common stock released from ESOP	7	―	7
Distributions to noncontrolling interests	―	(3)	(3)
Balance at March 31, 2010	$9,060	$235	$9,295

SHAREHOLDER'S EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholder's	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2010	$3,108	$113	$3,221
Comprehensive income	90	5	95
Preferred stock dividends declared	(1)	―	(1)
Capital contribution	200	―	200
Equity contributed by noncontrolling interest	―	1	1
Balance at March 31, 2011	$3,397	$119	$3,516
Balance at December 31, 2009	$2,739	$146	$2,885
Comprehensive income (loss)	84	(6)	78
Preferred stock dividends declared	(1)	―	(1)
Distributions to noncontrolling interest	―	(2)	(2)
Balance at March 31, 2010	$2,822	$138	$2,960

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra Pipelines & Storage has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of Sempra Pipelines & Storage’s Argentine investments, which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. The loan has a $29 million balance outstanding at a variable interest rate (7.3 percent as of March 31, 2011). In May 2010, the maturity date of the loan was extended from June 2010 to June 30, 2011. The loan is fully reserved at March 31, 2011.

Investments

Sempra Pipelines & Storage has an investment in bonds issued by Chilquinta Energía S.A. that we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E, PE AND SOCALGAS
(Dollars in millions)
	March 31,		December 31,
	2011		2010
SDG&E
Current:
Due from SoCalGas	$	―	$11
Due from various affiliates		1	1
		$1	$12

Due to Sempra Energy		$23	$16
Due to SoCalGas		21	―
		$44	$16

Income taxes due from Sempra Energy(1)		$36	$25

PE
Current:
Due from Sempra Energy		$357	$60
Due from SDG&E		21	―
Due from various affiliates		5	8
		$383	$68

Due to affiliate		$85	$85
Due to SDG&E		―	11
		$85	$96

Income taxes due from Sempra Energy(1)		$1	$6

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.19% at March 31, 2011)		$505	$502

SoCalGas
Current:
Due from Sempra Energy		$357	$60
Due from SDG&E		21	―
Due from various affiliates		―	3
		$378	$63

Due to SDG&E	$	―	$11

Income taxes due to Sempra Energy(1)		$(4)	$(3)
(1)
SDG&E, PE and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies' having always filed a separate return.

Revenues from unconsolidated affiliates at the Sempra Utilities are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT THE SEMPRA UTILITIES
(Dollars in millions)
	Three months ended March 31,
	2011	2010
SDG&E	$2	$1
SoCalGas	13	11

Transactions with RBS Sempra Commodities

Several of our business units have engaged in transactions with RBS Sempra Commodities. As a result of the divestiture of substantially all of RBS Sempra Commodities’ businesses, transactions between our business units and RBS Sempra Commodities will be assigned over time to the buyers of the joint venture businesses. Amounts in our Condensed Consolidated Financial Statements related to these transactions are as follows:

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)

	Three months ended March 31,
	2011		2010
Revenues:
SoCalGas	$	―	$4
Sempra Generation(1)		9	9
Sempra LNG		36	73
Total revenues		$45	$86

Cost of natural gas:
SDG&E	$	―	$1
SoCalGas		―	12
Sempra Generation		26	16
Sempra Pipelines & Storage		7	9
Sempra LNG		28	67
Total cost of natural gas		$61	$105
(1)			Includes amounts in 2010 for Sempra Rockies Marketing, previously reported in the Sempra Commodities segment, as we discuss in Note 11.

	March 31,		December 31,
	2011		2010
Fixed-price contracts and other derivatives - Net Asset (Liability):
Sempra Generation		$19	$17
Sempra LNG		(28)	(35)
Total		$(9)	$(18)

Due to unconsolidated affiliates:
Sempra Generation		$7	$11
Sempra LNG		17	13
Parent and other		11	11
Total		$35	$35

Due from unconsolidated affiliates:
SoCalGas	$	―	$3
Sempra Generation		4	13
Sempra LNG		8	13
Parent and other		5	5
Total		$17	$34

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended March 31,
	2011	2010
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$19		$13
Investment gains(1)	8		3
Gains (losses) on interest rate and foreign exchange instruments(2)	10		(9)
Regulatory interest, net	―		(1)
Sundry, net	6		2
Total	$43		$8
SDG&E:
Allowance for equity funds used during construction	$15		$9
Losses on interest rate instruments(3)	―		(9)
Regulatory interest, net	―		(1)
Sundry, net	1		1
Total	$16	$	―
SoCalGas and PE:
Allowance for equity funds used during construction	$4		$4
Sundry, net	(1)		―
Total at SoCalGas and PE	$3		$4
(1)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2)	Sempra Energy Consolidated includes Otay Mesa VIE and additional instruments.
(3)	Related to Otay Mesa VIE.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2011		2010
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$109	32%	$58	42%
SDG&E	49	34	31	29
PE	37	35	57	47
SoCalGas	37	35	56	46

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

The decrease in the effective income tax rate for the three months ended March 31, 2011 was primarily due to:

▪
a $16 million write-down in 2010 of the deferred tax assets related to other postretirement benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy;

▪	lower tax expense in 2011 due to Mexican currency translation and inflation adjustments;

▪	higher planned investment tax credits;

▪	higher exclusions from taxable income of the equity portion of AFUDC; and

▪	higher deductions for self-developed software costs; offset by

▪	lower favorable adjustments related to prior years' income tax issues;

▪	higher pretax book income; and

▪	an increase in the amount by which book depreciation for the Sempra Utilities exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

SDG&E

The increase in SDG&E's effective income tax rate for the three months ended March 31, 2011 was primarily due to:

▪	lower favorable adjustments related to prior years’ income tax issues; and

▪	higher pretax book income; offset by

▪	a $3 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above;

▪	the impact of Otay Mesa VIE, as we discuss below; and

▪	higher exclusions from taxable income of the equity portion of AFUDC.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

PE and SoCalGas

The decrease in PE's and SoCalGas' effective income tax rates for the three months ended March 31, 2011 was primarily due to:

▪	a $13 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above; and

▪	higher deductions for self-developed software costs; offset by

▪	an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At March 31, 2011, Sempra Energy Consolidated had $3.8 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which we detail below. Available unused credit on these lines at March 31, 2011 was $2.8 billion.

Sempra Energy

Sempra Energy has a $1 billion, four-year syndicated revolving credit agreement expiring in October 2014. Citibank, N.A. serves as administrative agent for the syndicate of 23 lenders. No single lender has greater than a 7-percent share.

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

At March 31, 2011, Sempra Energy had $26 million of variable-rate demand notes outstanding supported by the facility.

Sempra Global

Sempra Global has a $2 billion, four-year syndicated revolving credit agreement expiring in October 2014. Citibank, N.A. serves as administrative agent for the syndicate of 23 lenders. No single lender has greater than a 7-percent share.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter.

At March 31, 2011, Sempra Global had $766 million of commercial paper outstanding supported by the facility. At March 31, 2011, $200 million of the commercial paper outstanding is classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt.

Sempra Utilities

SDG&E and SoCalGas have a combined $800 million, four-year syndicated revolving credit agreement expiring in October 2014. JPMorgan Chase Bank serves as administrative agent for the syndicate of 22 lenders. No single lender has greater than a 7-percent share. The agreement permits each utility to individually borrow up to $600 million, subject to a combined limit of $800 million for both utilities. It also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $200 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit.

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility's credit ratings. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At March 31, 2011, SDG&E and SoCalGas had no outstanding borrowings and SDG&E had $237 million of variable-rate demand notes outstanding supported by the facility. Available unused credit on the lines at March 31, 2011 was $363 million at SDG&E and $563 million at SoCalGas; SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

GUARANTEES

RBS Sempra Commodities

As we discuss in Note 4, in 2010 and early 2011, Sempra Energy, RBS and RBS Sempra Commodities sold substantially all of the businesses and assets within the partnership in four separate transactions. In connection with each of these transactions, the buyers are, subject to certain qualifications, obligated to replace any guarantees that we have issued in connection with the applicable businesses sold with guarantees of their own. During the process of replacing these guarantees, the buyers are obligated to indemnify us in accordance with the applicable transaction documents for any claims or losses in connection with the guarantees. With respect to the transaction with Noble Group, for those guarantees that Noble Group is not able to replace, we have agreed to allow Noble Group to continue trading under such guarantees until June 1, 2011.

We have indemnified the partnership for certain litigation and tax liabilities related to the businesses purchased by the partnership from us. We recorded these obligations at a fair value of $5 million on April 1, 2008, the date we formed the partnership. This liability was amortized over its expected life.

RBS is obligated to provide RBS Sempra Commodities with certain of its working-capital requirements. We provide back-up guarantees for a portion of RBS Sempra Commodities’ remaining trading obligations. Some of these back-up guarantees may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements, with the exception of those obligations for which JP Morgan has agreed to indemnify us. We discuss the indemnification release in Note 4.

RBS Sempra Commodities’ net trading liabilities supported by Sempra Energy’s guarantees at March 31, 2011 were $286 million, consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

Other Guarantees

Sempra Generation and BP Wind Energy currently hold 50-percent ownership interests in Fowler Ridge II. In August 2010, Fowler Ridge II obtained a $348 million term loan expiring in August 2022. The proceeds were used to return $180 million of each owner’s investment in the joint venture. The loan agreement requires Sempra Generation and BP Wind Energy to return cash to the project in the event that the project does not meet certain cash flow criteria or in the event that the project’s debt service and operation and maintenance reserve accounts are not maintained at specific thresholds. Sempra Generation recorded a liability of $9 million for the fair value of its obligation associated with the cash flow requirements, which constitutes a guarantee. This liability is being amortized over its expected life. The outstanding loan is not guaranteed by the partners.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 0.49 percent and 0.46 percent at March 31, 2011 and December 31, 2010, respectively. The weighted average interest rates at both March 31, 2011 and December 31, 2010 include commercial paper borrowings classified as long-term, as we discuss above.

LONG-TERM DEBT

In March 2011, Sempra Energy publicly offered and sold $500 million of 2-percent notes and $300 million of floating rate notes (1.069 percent as of March 31, 2011), both maturing in 2014. The floating rate notes bear interest at a rate equal to the three-month London interbank offered rate (LIBOR) plus 0.76 percent. The interest rate is reset quarterly.

INTEREST RATE SWAPS

We discuss our fair value interest rate swaps and interest rate swaps to hedge cash flows in Note 7.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures arising in the normal course of business. These exposures are commodity market risk and benchmark interest rate risk. We may also manage foreign exchange rate exposures using derivatives. Our use of derivatives for these risks is integrated into the economic management of our anticipated revenues, anticipated expenses, assets and liabilities. Derivatives may be effective in mitigating these risks that could lead to declines in anticipated revenues or increases in anticipated expenses, or that our asset values may fall or our liabilities increase. Accordingly, our derivative activity summarized below generally represents an impact that is intended to offset associated revenues, expenses, assets or liabilities that are not presented below.

We record all derivatives at fair value on the Condensed Consolidated Balance Sheets. We designate each derivative as (1) a cash flow hedge, (2) a fair value hedge, or (3) undesignated. Depending on the applicability of hedge accounting and, for the Sempra Utilities and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in other comprehensive income (cash flow hedge), on the balance sheet (fair value hedges and regulatory offsets), or recognized in earnings. We classify cash flows from the settlements of derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.

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

▪
The Sempra Utilities use natural gas energy derivatives, on their customers' behalf, with the objective of managing price risk and basis risks, and lowering natural gas costs. These derivatives include fixed price natural gas positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the CPUC. Natural gas derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

▪
SDG&E is allocated and may purchase congestion revenue rights (CRRs), which serve to reduce the regional electricity price volatility risk that may result from local transmission capacity constraints. Unrealized gains and losses do not impact earnings, as they are offset by regulatory account balances. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power, which is recoverable in rates, on the Condensed Consolidated Statements of Operations.

▪
Sempra Generation uses natural gas and electricity instruments to market energy products and optimize the earnings of its power generation fleet. Gains and losses associated with these undesignated derivatives are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪
Sempra LNG and Sempra Pipelines & Storage use natural gas derivatives to market energy products and optimize the earnings of our liquefied natural gas business and Sempra Pipelines & Storage's natural gas storage and transportation assets. Sempra Pipelines & Storage also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. Sempra Pipelines & Storage’s derivatives are either undesignated or are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. The impacts on earnings are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Sempra LNG’s derivatives are undesignated, and their impact on earnings is recorded in Sempra Global and Parent Revenues on the Condensed Consolidated Statements of Operations.

▪	From time to time, our various businesses, including the Sempra Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes as of March 31, 2011 and December 31, 2010 as follows:

Business Unit and Commodity	March 31, 2011	December 31, 2010
Sempra Utilities:
SDG&E:
Natural gas	48 million MMBtu	51 million MMBtu	(1)
Congestion revenue rights	17 million MWh	21 million MWh	(2)

Sempra Global:
Sempra Generation - electric power	1 million MWh	1 million MWh
Sempra Pipelines & Storage - natural gas	3 million MMBtu	8 million MMBtu
Sempra LNG - natural gas	6 million MMBtu	7 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

In addition to the amounts noted above, we frequently use commodity derivatives to manage risks associated with the physical locations of our customers, assets and other contractual obligations, such as natural gas purchases and sales.

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

Interest rate derivatives are utilized by the Sempra Utilities as well as by other Sempra Energy subsidiaries. Although the Sempra Utilities generally recover borrowing costs in rates over time, the use of interest rate derivatives is subject to certain regulatory constraints, and the impact of interest rate derivatives may not be recovered from customers as timely as described above with regard to natural gas derivatives. Accordingly, interest rate derivatives are generally accounted for as hedges at the Sempra Utilities, as at the rest of Sempra Energy's subsidiaries. Separately, Otay Mesa VIE has entered into interest rate swap agreements to moderate its exposure to interest rate changes.

The net notional amounts of our interest rate derivatives as of March 31, 2011 and December 31, 2010 were:

	March 31, 2011		December 31, 2010
(Dollars in millions)	Notional Debt	Maturities	Notional Debt	Maturities
Sempra Energy Consolidated(1)	$15-305	2013-2019	$215-355	2011-2019
SDG&E(1)	285-362	2019	285-365	2019
SoCalGas	―	―	150	2011
(1)	Includes Otay Mesa VIE. All of SDG&E's interest rate derivatives relate to Otay Mesa VIE.

FINANCIAL STATEMENT PRESENTATION

The following table provides the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2011
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
Derivatives designated as hedging instruments		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Interest rate instruments		$6	$	―	$	―		$(9)

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)		$9		$19		$(25)		$(49)
Commodity contracts not subject to rate recovery		54		16		(39)		(30)
Associated offsetting commodity contracts		(8)		(2)		8		2
Commodity contracts subject to rate recovery		7		2		(30)		(23)
Associated offsetting commodity contracts		(4)		(1)		4		1
Total		$58		$34		$(82)		$(99)
SDG&E:
Interest rate instruments(3)	$	―	$	―		$(17)		$(36)
Commodity contracts not subject to rate recovery		1		―		―		―
Commodity contracts subject to rate recovery		5		2		(25)		(23)
Associated offsetting commodity contracts		(2)		(1)		2		1
Total		$4		$1		$(40)		$(58)
SoCalGas:
Commodity contracts not subject to rate recovery		$2	$	―	$	―	$	―
Commodity contracts subject to rate recovery		2		―		(3)		―
Associated offsetting commodity contracts		(2)		―		2		―
Total		$2	$	―		$(1)	$	―

	December 31, 2010
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
Derivatives designated as hedging instruments		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Interest rate instruments		$3	$	―	$	―	$	―
SoCalGas:
Interest rate instrument		$3	$	―	$	―	$	―

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)		$9		$22		$(25)		$(57)
Commodity contracts not subject to rate recovery		59		20		(44)		(34)
Associated offsetting commodity contracts		(2)		(8)		2		8
Commodity contracts subject to rate recovery		5		―		(43)		(27)
Associated offsetting commodity contracts		(37)		(26)		37		26
Total		$34		$8		$(73)		$(84)
SDG&E:
Interest rate instruments(3)	$	―	$	―		$(17)		$(41)
Commodity contracts not subject to rate recovery		1		―		―		―
Commodity contracts subject to rate recovery		2		―		(35)		(27)
Associated offsetting commodity contracts		(34)		(26)		34		26
Total		$(31)		$(26)		$(18)		$(42)
SoCalGas:
Commodity contracts not subject to rate recovery		$1	$	―	$	―	$	―
Commodity contracts subject to rate recovery		3		―		(3)		―
Associated offsetting commodity contracts		(3)		―		3		―
Total		$1	$	―	$	―	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2011	2010
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$3		$2
Interest rate instruments	Other Income, Net	(5)		(2)
Total(1)		$(2)	$	―
SoCalGas:
Interest rate instrument	Interest Expense	$1		$2
Interest rate instrument	Other Income, Net	(3)		(2)
Total(1)		$(2)	$	―
(1)
There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized					Gain (loss) reclassified from AOCI
	in OCI (effective portion)					into earnings (effective portion)
	Three months ended March 31,					Three months ended March 31,
	2011		2010		Location	2011	2010
Sempra Energy Consolidated:
Interest rate instruments(1)	$	―	$	―	Interest Expense	$(2)	$(3)
Interest rate instruments		1		―	Equity Earnings, Net of Income Tax	(1)	―
Commodity contracts not subject
to rate recovery		―		1	Equity Earnings, Before Income Tax	―	2
Total		$1		$1		$(3)	$(1)
SDG&E:
Interest rate instruments(1)	$	―	$	―	Interest Expense	$(1)	$(2)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$(1)	$(1)
(1)						Amounts include Otay Mesa VIE. All of SDG&E's interest rate derivative activity relates to Otay Mesa VIE.

Sempra Energy expects that losses of $10 million, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified to earnings depend on the commodity prices and interest rates in effect when derivative contracts that are currently outstanding mature.

SDG&E and SoCalGas expect that losses of $4 million and $1 million, respectively, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2011		2010
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments(1)	Other Income, Net		$10		$(9)
Commodity contracts not subject
to rate recovery	Revenues: Sempra Global and Parent		6		15
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power		1		(6)
Commodity contracts not subject
to rate recovery	Other Operation and Maintenance		2		―
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		9		(52)
Commodity contracts subject
to rate recovery	Cost of Natural Gas		―		(2)
Commodity contracts subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power		―		(3)
Total			$28		$(57)
SDG&E:
Interest rate instruments(1)	Other Income, Net	$	―		$(9)
Commodity contracts not subject
to rate recovery	Operation and Maintenance		1		―
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		9		(52)
Total			$10		$(61)
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance		$1	$	―
Commodity contracts subject
to rate recovery	Cost of Natural Gas		―		(2)
Total			$1		$(2)
(1)	Amount for 2010 related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.

CONTINGENT FEATURES

For Sempra Energy and SDG&E, certain of our derivative instruments contain credit limits which vary depending upon our credit ratings. Generally, these provisions, if applicable, may reduce our credit limit if a specified credit rating agency reduces our ratings. In certain cases, if our credit ratings were to fall below investment grade, the counterparty to these derivative liability instruments could request immediate payment or demand immediate and ongoing full collateralization.

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at March 31, 2011 is $5 million. As of March 31, 2011, if the credit ratings of Sempra Energy were reduced below investment grade, $5 million of additional assets could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position at March 31, 2011 is $2 million. As of March 31, 2011, if the credit ratings of SDG&E were reduced below investment grade, $2 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E, PE and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at March 31, 2011 and December 31, 2010:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$26	$56	$28	$58
Total long-term debt(2)	8,868	9,320	8,330	8,883
Due to unconsolidated affiliate(3)	2	2	2	2
Preferred stock of subsidiaries	179	163	179	166
SDG&E:
Total long-term debt(4)	$3,303	$3,285	$3,305	$3,300
Contingently redeemable preferred stock	79	78	79	78
PE and SoCalGas:
Total long-term debt(5)	$1,312	$1,353	$1,566	$1,638

PE:
Preferred stock	$80	$65	$80	$68
Preferred stock of subsidiary	20	20	20	20

SoCalGas:
Preferred stock	$22	$21	$22	$21
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)
Before reductions for unamortized discount of $22 million at March 31, 2011 and December 31, 2010, and excluding capital leases of $217 million at March 31, 2011 and $221 million at December 31, 2010, and commercial paper classified as long-term debt of $200 million at March 31, 2011 and $800 million at December 31, 2010. We discuss our long-term debt in Note 6 above and Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(3)	Note payable to Chilquinta Energía S.A. due April 1, 2011 is included in Due to Unconsolidated Affiliates, Current at March 31, 2011 and December 31, 2010.
(4)
Before reductions for unamortized discount of $10 million at March 31, 2011 and $9 million at December 31, 2010, and excluding capital leases of $200 million at March 31, 2011 and $202 million at December 31, 2010.

(5)
Before reductions for unamortized discount of $2 million at March 31, 2011 and $3 million at December 31, 2010, and excluding capital leases of $17 million at March 31, 2011 and $19 million at December 31, 2010.

Sempra Energy based the fair values of investments in affordable housing partnerships on the present value of estimated future cash flows, discounted at rates available for similar investments. All entities based the fair values of long-term debt and preferred stock on their quoted market prices or quoted market prices for similar securities.

Nuclear Decommissioning Trusts

We discuss SDG&E's investments in nuclear decommissioning trust funds in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2011:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$162	$12	$(3)	$171
Municipal bonds(2)	95	2	(3)	94
Other securities(3)	36	3	―	39
Total debt securities	293	17	(6)	304
Equity securities	220	264	(1)	483
Cash and cash equivalents	9	―	―	9
Total	$522	$281	$(7)	$796
As of December 31, 2010:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$162	$14	$(2)	$174
Municipal bonds	101	2	(3)	100
Other securities	22	3	―	25
Total debt securities	285	19	(5)	299
Equity securities	219	242	(1)	460
Cash and cash equivalents	10	―	―	10
Total	$514	$261	$(6)	$769
(1)	Maturity dates are 2011-2040.
(2)	Maturity dates are 2013-2057.
(3)	Maturity dates are 2011-2049.

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended March 31,
	2011	2010
Proceeds from sales	$42	$40
Gross realized gains	1	1
Gross realized losses	(1)	(2)

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

The following table provides the amount of fair value of cash collateral receivables that were not offset in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in millions)	2011	2010
Sempra Energy Consolidated	$42	$32
SDG&E	31	25
SoCalGas	4	3

Fair Value Hierarchy

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Notes 1 and 2 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the three months ended March 31, 2011.

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. We also discuss our financial assets and liabilities recorded at fair value on a non-recurring basis. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

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

We provide detail about our financial assets and liabilities that were accounted for at fair value on a recurring basis in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

RECURRING FAIR VALUE MEASURES -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of March 31, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$483	$	―	$	―	$	―	$483
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		143		28		―		―	171
Municipal bonds		―		94		―		―	94
Other securities		―		39		―		―	39
Total debt securities		143		161		―		―	304
Total nuclear decommissioning trusts(1)		626		161		―		―	787
Interest rate instruments		―		34		―		―	34
Commodity contracts subject to rate recovery		32		1		3		―	36
Commodity contracts not subject to rate recovery		14		56		―		(9)	61
Investments		14		―		―		―	14
Total		$686		$252		$3		$(9)	$932
Liabilities:
Interest rate instruments	$	―		$83	$	―	$	―	$83
Commodity contracts subject to rate recovery		44		5		―		(44)	5
Commodity contracts not subject to rate recovery		1		58		―		(1)	58
Total		$45		$146	$	―		$(45)	$146

	At fair value as of December 31, 2010
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$460	$	―	$	―	$	―	$460
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		144		30		―		―	174
Municipal bonds		―		100		―		―	100
Other securities		―		25		―		―	25
Total debt securities		144		155		―		―	299
Total nuclear decommissioning trusts(1)		604		155		―		―	759
Interest rate instruments		―		34		―		―	34
Commodity contracts subject to rate recovery		25		1		2		―	28
Commodity contracts not subject to rate recovery		9		66		―		(22)	53
Investments		1		―		―		―	1
Total		$639		$256		$2		$(22)	$875
Liabilities:
Interest rate instruments	$	―		$82	$	―	$	―	$82
Commodity contracts subject to rate recovery		60		8		―		(60)	8
Commodity contracts not subject to rate recovery		―		67		―		―	67
Total		$60		$157	$	―		$(60)	$157
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SDG&E
(Dollars in millions)
	At fair value as of March 31, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$483	$	―	$	―	$	―	$483
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		143		28		―		―	171
Municipal bonds		―		94		―		―	94
Other securities		―		39		―		―	39
Total debt securities		143		161		―		―	304
Total nuclear decommissioning trusts(1)		626		161		―		―	787
Commodity contracts subject to rate recovery		30		1		3		―	34
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$658		$162		$3	$	―	$823

Liabilities:
Interest rate instruments	$	―		$53	$	―	$	―	$53
Commodity contracts subject to rate recovery		44		2		―		(44)	2
Total		$44		$55	$	―		$(44)	$55

	At fair value as of December 31, 2010
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$460	$	―	$	―	$	―	$460
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		144		30		―		―	174
Municipal bonds		―		100		―		―	100
Other securities		―		25		―		―	25
Total debt securities		144		155		―		―	299
Total nuclear decommissioning trusts(1)		604		155		―		―	759
Commodity contracts subject to rate recovery		24		―		2		―	26
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$630		$155		$2	$	―	$787

Liabilities:
Interest rate instruments	$	―		$58	$	―	$	―	$58
Commodity contracts subject to rate recovery		60		2		―		(60)	2
Total		$60		$60	$	―		$(60)	$60
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SOCALGAS
(Dollars in millions)
	At fair value as of March 31, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$2	$	―	$	―	$	―	$2
Commodity contracts not subject to rate recovery		4		―		―		―	4
Total		$6	$	―	$	―	$	―	$6
Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―	$1

	At fair value as of December 31, 2010
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Interest rate instruments	$	―		$3	$	―	$	―	$3
Commodity contracts subject to rate recovery		1		1		―		―	2
Commodity contracts not subject to rate recovery		3		―		―		―	3
Total		$4		$4	$	―	$	―	$8

There were no transfers into or out of Level 1 or Level 2 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of net trading and other derivatives classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

	Three months ended March 31,
(Dollars in millions)	2011		2010
Balance as of January 1		$2		$10
Realized and unrealized gains (losses)		6		(2)
Allocated transmission instruments		1		―
Settlements		(6)		1
Balance as of March 31		$3		$9
Change in unrealized gains relating to
instruments still held at March 31	$	―	$	―

There were no transfers into or out of Level 3 during the periods presented.

Level 3 recurring items are related to CRRs. These instruments are recorded at fair value based on the most current annual auction prices published by the California Independent System Operator (ISO). The earnings impact of CRRs are deferred and recorded in regulatory accounts to the extent they are recoverable or refundable through rates. Upon settlement, CRRs are included in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010.

Non-Recurring Fair Value Measures – Sempra Energy Consolidated

We discuss non-recurring fair value measures and the associated accounting impact on our investments in RBS Sempra Commodities and Argentina in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 9. SEMPRA UTILITIES' REGULATORY MATTERS

POWER PROCUREMENT AND RESOURCE PLANNING

Renewable Energy

In 2010, certain California electric retail sellers, including SDG&E, were required to deliver 20 percent of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by both the California Public Utilities Commission (CPUC) and the California Energy Commission (CEC), are known as the Renewables Portfolio Standard (RPS) Program. In April 2011, the Governor of California signed Senate Bill X1 2 (2011 RPS Program) which, when in effect, will supersede the RPS Program and require each California utility to procure 33 percent of its annual electric energy requirements from renewable energy sources by 2020, with an average of 20 percent required from January 1, 2011 to December 31, 2013; 25 percent by December 31, 2016; and 33 percent by December 31, 2020. We expect the 2011 RPS Program to become effective in the second quarter of 2011, and certain implementation details will be addressed by the CPUC.

The 2011 RPS Program contains new flexible compliance mechanisms, more restrictive than the prior mechanisms, that can be used to comply with or meet the 2011 RPS Program mandates in 2011 and beyond. The new mechanisms provide for a CPUC waiver under certain conditions, including: 1) a finding of inadequate transmission or 2) delays in the start-up of commercial operations of renewable energy projects due to permitting or interconnection.

SDG&E continues to procure renewable energy supplies to achieve the 2011 RPS Program requirements. A substantial number of these supply contracts, however, are contingent upon many factors, including:

▪	access to electric transmission infrastructure;

▪	timely regulatory approval of contracted renewable energy projects;

▪	the renewable energy project developers' ability to obtain project financing and permitting; and

▪	successful development and implementation of the renewable energy technologies.

For 2010, SDG&E satisfied its RPS procurement requirements through a combination of contracted deliveries and application of the flexible compliance mechanism, including the application of certain mechanisms that are no longer available under the 2011 RPS Program. For 2011 and beyond, SDG&E believes it will be able to comply with the 2011 RPS Program requirements based on its contracting activity and, if necessary, application of the new flexible compliance mechanisms. SDG&E's failure to comply with the RPS Program requirements could subject it to a CPUC-imposed penalty of 5 cents per kilowatt hour of renewable energy under-delivery.

GENERAL RATE CASE (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the Sempra Utilities to recover their reasonable cost of operations and to provide the opportunity to realize their authorized rates of return on their investment. In December 2010, the Sempra Utilities filed their 2012 General Rate Case (GRC) applications to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements will change on an annual basis over the subsequent three-year (2013-2015) period. The CPUC issued a ruling in March 2011 setting the proceeding scope and schedule that projected a final CPUC decision around the month of March 2012 and granted the utilities' requests to establish regulatory accounts to allow recovery of their authorized 2012 revenue requirements retroactive to January 1, 2012.

We provide further detail about the GRC applications in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Natural Gas Procurement

In June 2010, SoCalGas applied to the CPUC for approval of a Gas Cost Incentive Mechanism (GCIM) award of $6 million for natural gas procured for our core customers during the 12-month period ending March 31, 2010. SoCalGas expects a CPUC decision in the third quarter of 2011.

In the first quarter of 2010, SoCalGas recorded a GCIM award of $12 million for SoCalGas' procurement activities during the 12-month period ending March 31, 2009, approved by the CPUC in January 2010.

Energy Efficiency

The CPUC established incentive mechanisms that are based on the effectiveness of energy efficiency and demand side management programs. The Sempra Utilities plan to file requests with the CPUC in June 2011 for any incentive awards for the 2009 program year with a decision expected in 2012. The CPUC is also considering modifications to the incentive mechanism that would apply to the 2012 – 2014 program period. We expect a decision on these program modifications in 2011.

SDG&E REQUEST FOR AUTHORITY TO INVEST IN WIND FARM

In July 2010, SDG&E filed a request with the CPUC seeking authority to make a tax equity investment in the holding company of a wind farm project. In April 2011, SDG&E filed a settlement agreement with the CPUC resolving all issues with the parties in the proceeding. If the CPUC approves the settlement agreement as filed, SDG&E would make an investment, after the wind farm project has met all of the conditions precedent set forth in the definitive documents and upon the initiation of commercial operation of the project, which would be included in the utility’s rate base in an amount not to exceed 64.99 percent of the project costs or an aggregate amount of $250 million. SDG&E would also make an incremental investment, to be excluded from the utility’s rate base, of no less than 10 percent of the project costs. We expect a CPUC decision on the settlement agreement in mid-2011, and the project to be in commercial operation in the second half of 2012.

INSURANCE COST RECOVERY

SDG&E filed a request with the CPUC in August 2009 seeking authorization to recover higher liability insurance premiums (amounts in excess of those authorized to be recovered in the 2008 GRC), which SDG&E began incurring commencing July 1, 2009, and any losses realized due to higher deductibles associated with the new policies. SDG&E requested a $29 million revenue requirement for the incremental increase in its general liability and wildfire liability insurance premium costs for the 2009/2010 policy period and proposed a mechanism for recovery of future liability insurance costs incurred in the 2010/2011 policy period and the first six months of the 2011/2012 policy period. SDG&E made the filing under the CPUC’s rules allowing utilities to seek recovery of significant cost increases incurred between GRC filings resulting from unforeseen circumstances. The CPUC's rules allow a utility to seek recovery of incurred costs that meet certain criteria, subject to a $5 million deductible per event. In December 2010, the CPUC approved SDG&E’s request for the $29 million revenue requirement, which was implemented in rates effective January 1, 2011, and authorized SDG&E to request recovery of any incremental insurance premiums for future policy periods, with a $5 million deductible applied to each policy renewal period. SDG&E filed a request in April 2011 for an incremental revenue requirement of $63 million for the 2010/2011 policy period. We expect a CPUC decision on the request in the second half of 2011. SDG&E also plans to file a request in the third quarter of 2011 for any incremental insurance premiums incurred for the first six months of the 2011/2012 policy period.

EXCESS WILDFIRE CLAIMS COST RECOVERY

SDG&E and SoCalGas filed an application, along with other related filings, with the CPUC in August 2009 proposing a new mechanism for the future recovery of all wildfire-related expenses for claims, litigation expenses and insurance premiums that are in excess of amounts authorized by the CPUC for recovery in rates. This application was made jointly with Southern California Edison (SCE) and Pacific Gas & Electric (PG&E). In July 2010, the CPUC approved SDG&E's and SoCalGas' requests for separate regulatory accounts to record the subject expenses while the joint utility application is pending before the CPUC. Several parties protested the original application and, in response, the four utilities jointly submitted an amended application in August 2010. A February 2011 ruling directing the utilities to show cause why the application should not be dismissed was stayed to permit continued settlement discussions between the four utilities and the CPUC and with the other parties to the proceeding.

SDG&E will also seek the recovery of costs incurred by SDG&E for the 2007 wildfire losses that are in excess of amounts recovered from its insurance coverage and other potentially responsible third parties. SDG&E believes that the approval of a new mechanism for cost recovery for future wildfires will provide a framework for discussions on recovery of these costs.

We provide additional information about 2007 wildfire litigation costs and their recovery in Note 10.

NATURAL GAS PIPELINE OPERATIONS SAFETY ASSESSMENTS

As a result of recent natural gas pipeline explosions in the U.S., including the September 2010 rupture in San Bruno, California of a natural gas pipeline owned and operated by PG&E (the San Bruno incident), various regulatory agencies, including the CPUC, are evaluating natural gas pipeline safety regulations, practices and procedures.

In February 2011, the CPUC opened a forward-looking proceeding to examine what changes should be made to existing pipeline safety regulations for California natural gas pipelines. The Sempra Utilities are parties to this proceeding. The CPUC also appointed an independent review panel to make recommendations for possible actions by the CPUC in light of the San Bruno incident. Those recommendations may include changes to design, construction, operation and maintenance practices of natural gas facilities in California. The report of the independent review panel is expected in the second quarter of 2011.

In January 2011, the National Transportation Safety Board (NTSB) issued seven safety recommendations in connection with its investigation into the cause of the San Bruno incident. According to the NTSB, these safety recommendations “were issued to address record-keeping problems that could create conditions in which a pipeline is operated at a higher pressure than the pipe was built to withstand.” In response to a request from the CPUC, each of the Sempra Utilities reviewed its pipeline facilities located or operating in populated or high consequence areas, as defined by the NTSB, to identify those segments that have not had the maximum allowable operating pressure (MAOP) established through prior hydrostatic testing. Federal and state regulations allow natural gas pipelines installed prior to July 1, 1970 to establish MAOPs through prior operating history rather than through a strength test, but strength tests are required on natural gas pipelines installed subsequent to June 30, 1970 as an element in establishing MAOPs.

In response to the CPUC’s request, the Sempra Utilities conducted a detailed review of 1,622 miles of pipelines (1,416 miles for SoCalGas and 206 miles for SDG&E) installed in the subject class locations, and on April 15, 2011, the Sempra Utilities submitted a report to the CPUC on the results of their review and the actions they are taking in response to the NTSB recommendations.

The Sempra Utilities’ records review process did not reveal any significant concerns with the currently established MAOP for their pipelines, and the Sempra Utilities intend to continue to operate their pipelines in a safe and prudent manner.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We accrue losses for legal proceedings when it is probable that a loss has been incurred and the amounts of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverages and could materially adversely affect our business, cash flows, results of operations, and financial condition.

At March 31, 2011, Sempra Energy’s accrued liabilities for material legal proceedings, on a consolidated basis, were $764 million, of which $48 million is for resolved matters. We provide detail regarding the resolved matters in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. At March 31, 2011, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $684 million and $25 million, respectively.

At March 31, 2011, liabilities of $683 million at Sempra Energy and SDG&E related to wildfire litigation may be paid using restricted cash of $312 million received in connection with a wildfire litigation settlement discussed below.

SDG&E

2007 Wildfire Litigation

In October 2007, San Diego County experienced several catastrophic wildfires. Reports issued by the California Department of Forestry and Fire Protection (Cal Fire) concluded that two of these fires (the Witch and Rice fires) were SDG&E "power line caused" and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications' (Cox) fiber optic cable came into contact with an SDG&E power line "causing an arc and starting the fire." Cal Fire reported that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties, and the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulting in two fatalities, approximately 40 firefighters injured and approximately 1,141 homes destroyed.

A September 2008 staff report issued by the Consumer Protection and Safety Division of the CPUC reached substantially the same conclusions as the Cal Fire reports, but also contended that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained. In April 2010, proceedings initiated by the CPUC to determine if any of its rules were violated were settled with SDG&E’s payment of $14.75 million.

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

In October 2010, the Court of Appeal affirmed the trial court's ruling that these claims must be pursued in individual lawsuits, rather than as class actions on behalf of all persons who incurred wildfire damages. In February 2011, the California Supreme Court denied a petition for review of the affirmance. The trial court has scheduled a Witch fire and Guejito fire trial to begin in February 2012.

SDG&E filed cross-complaints against Cox seeking indemnification for any liability that SDG&E might incur in connection with the Guejito fire, two SDG&E contractors seeking indemnification in connection with the Witch fire, and one SDG&E contractor seeking indemnification in connection with the Rice fire.

In December 2010, SDG&E and Cox reached an agreement settling SDG&E's claims against Cox and Cox’s insurers in the wildfire litigation (Cox Settlement). Among other things, the settlement agreement provides that SDG&E will receive approximately $444 million, which it will use for wildfire related expenditures, and SDG&E will defend and indemnify Cox against all compensatory damage claims and related costs arising out of the wildfires.

At December 31, 2010, the $300 million Settlement Receivable Related to Wildfire Litigation on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E represented cash to be received in accordance with the terms of the Cox Settlement in several payments through March 2011 and which was received. Restricted cash of $312 million at March 31, 2011 on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E represents amounts received from Cox not yet applied to wildfire related expenditures.

SDG&E has settled substantially all of the 19,000 claims of homeowner insurers relating to the three fires. Under the settlement agreements, SDG&E has paid or will pay 57.5 percent of the approximately $1.6 billion paid or reserved for payment by the insurers to their policyholders and received an assignment of the insurers’ claims against other parties potentially responsible for the fires.

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 1,190 of these plaintiffs. Approximately 1,000 of the approximately 2,000 remaining individual and business plaintiffs have submitted settlement demands and damage estimates totaling approximately $800 million and government entity claims total approximately $140 million. SDG&E expects to receive additional settlement demands and damage estimates as settlement negotiations continue. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E's settlement of claims and defense costs have exceeded its $1.1 billion of liability insurance coverage.  It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information; it is presently unable to reasonably estimate the amount or timing of recoveries from other potentially responsible parties, other than Cox.

SDG&E has concluded, however, that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and any amounts recovered from other potentially responsible parties. Accordingly, although such recovery will require future regulatory actions, as of December 31, 2010 and March 31, 2011, SDG&E recorded a regulatory asset in an amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts received or to be received from Cox. SDG&E will increase the regulatory asset as additional amounts are paid or reserves are recorded and reduce it by any amounts recovered from other potentially responsible parties.

As a consequence of the expected recovery of wildfire costs from utility customers, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. However, SDG&E’s cash flow may be adversely affected due to the timing differences between the resolution of claims and the recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. Also, recovery from customers will require future regulatory actions, and a failure to obtain recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy's and SDG&E's cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries from other potentially responsible parties and utility customers and will make appropriate adjustments to wildfire reserves and the related regulatory asset as additional information becomes available.

In 2010 and 2011, as liabilities for wildfire litigation have become reasonably estimable in the form of settlement demands, damage estimates, and other damage information, SDG&E has recorded related reserves as a liability. The impact of this liability at December 31, 2010 and March 31, 2011 is offset by (1) current receivables for amounts to be received from Cox (December 31, 2010), (2) $312 million of restricted cash received from Cox (March 31, 2011) and (3) the recognition of a regulatory asset, as discussed above, for reserves in excess of the insurance coverage and the Cox settlement. The impact of the reserves on SDG&E's and Sempra Energy's after-tax earnings for the three months ended March 31, 2011 and 2010, was $1 million and $3 million, respectively. At March 31, 2011, wildfire litigation reserves were $683 million ($489 million in current and $194 million in long-term).

Sunrise Powerlink Electric Transmission Line

SDG&E commenced construction on the Sunrise Powerlink in the fall of 2010. The Sunrise Powerlink is a new 117-mile, 500-kilovolt (kV) electric transmission line that is being built between the Imperial Valley and the San Diego region, along a route that generally runs south of the Anza-Borrego Desert State Park. The current project plan provides for the transmission line to be completed and in-service in the second half of 2012.

The Sunrise Powerlink project was originally approved by the CPUC in December 2008, including approval of the environmental impact review conducted jointly with the Bureau of Land Management (BLM). The CPUC has subsequently denied or dismissed all requests for rehearing of its approval of the project.

In February 2011, the California Supreme Court denied a petition filed jointly by the Utility Consumers' Action Network (UCAN) and the Center for Biological Diversity/Sierra Club (CBD). The petition challenged the CPUC's decision with regard to implementation of the California Environmental Quality Act (CEQA). In addition, in August 2010 the California Court of Appeal denied a petition previously filed by UCAN with the Court of Appeal challenging the CPUC decision on other legal grounds.

In January 2009, the BLM issued its decision approving the portions of the project, route and environmental review within its jurisdiction. The Interior Board of Land Appeals (IBLA) subsequently denied or dismissed all administrative appeals that were filed challenging the BLM’s approval of the project.

The CPUC and BLM jointly approved the final Project Modification Report for Sunrise Powerlink in September 2010, accepting all of the proposed modifications to the approved route and finding that no additional environmental review was required. In December 2010, the IBLA dismissed an appeal challenging the BLM’s approval of the Project Modification Report. On March 3, 2011, opponents of the Sunrise Powerlink filed a petition for writ of review or mandamus with the California Supreme Court challenging the CPUC’s acceptance of the Project Modification Report. The California Supreme Court denied the petition on April 13, 2011.

In February 2010, parties opposed to the project filed a lawsuit in Federal District Court in San Diego seeking declaratory and injunctive relief and alleging that the BLM failed to properly assess the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. The plaintiffs have filed a motion for a preliminary injunction regarding construction on BLM land and the plaintiffs, the federal government and SDG&E have each filed separate motions for summary judgment with the Court.

In July 2010, the United States Forest Service (USFS) issued its decision approving the portions of the project, route and environmental review within its jurisdiction. The USFS has subsequently denied all administrative appeals challenging its approval of the project.

In January 2011, project opponents filed a lawsuit in Federal District Court in San Diego alleging that the federal approvals for construction of the project on USFS land and BLM land violated the National Environmental Policy Act and other federal environmental laws. The lawsuit asks the Court for injunctive relief preventing the USFS and the BLM from approving any ongoing or future construction activities.

On February 7, 2011, opponents of the Sunrise Powerlink filed a lawsuit in California Superior Court in Sacramento, California against the State Water Resources Control Board and SDG&E alleging that the water quality certification issued by the Board under the Federal Clean Water Act violated CEQA. The complaint seeks to have the certification set aside and requests an injunction be issued.

We provide additional information concerning Sunrise Powerlink in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SoCalGas

SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp., and Pfizer, Inc., are defendants in two Los Angeles County Superior Court lawsuits filed in April 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs' exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability.

Sempra Pipelines & Storage

Liberty Gas Storage, LLC (Liberty) received a demand for arbitration from Williams Midstream Natural Gas Liquids, Inc. in February 2011 related to a sublease agreement. Williams alleges that Liberty was negligent in its attempt to convert certain salt caverns to natural gas storage and seeks damages of $56.7 million. Liberty filed a counterclaim alleging breach of contract in the inducement and seeks damages of more than $215 million. We discuss other matters related to these caverns in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra LNG

Sempra LNG has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul liquefied natural gas (LNG) receipt terminal near Ensenada, Mexico. The adjacent property is not required by environmental or other regulatory permits for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility. In June 2010, a Mexican federal appeals court revoked a district court order, issued at the behest of the claimant, directing Mexican regulatory authorities to provisionally suspend authorizations for the operation of the LNG terminal. In February 2011, based on a complaint by the claimant, the new Ensenada Mayor attempted to temporarily close the terminal based on claims of irregularities in municipal permits issued six years earlier. This attempt was promptly countermanded by Mexican federal and Baja California state authorities. No terminal permits or operations were affected as a result of these proceedings or events and the terminal has continued to operate normally.

Sempra LNG expects additional Mexican court proceedings and governmental actions regarding the claimant’s assertions as to whether the terminal’s permits should be modified or revoked in any manner.

The property claimant has also filed a lawsuit against Sempra Energy in Federal District Court in San Diego seeking compensatory and punitive damages and earnings from the Energía Costa Azul LNG terminal based on his allegations that he was wrongfully evicted from the adjacent property and that he has been harmed by other allegedly improper actions.

Other Litigation

In August 2007, the U.S. Court of Appeals for the Ninth Circuit issued a decision reversing and remanding certain Federal Energy Regulatory Commission (FERC) orders declining to provide refunds regarding short-term bilateral sales up to one month in the Pacific Northwest for the December 2000 to June 2001 time period. The FERC has not yet acted on the court’s order.  In December 2010, the FERC approved a comprehensive settlement previously reached by Sempra Energy and RBS Sempra Commodities with the State of California. The settlement resolves all issues with regard to sales between the California Department of Water Resources (DWR) and Sempra Commodities (see Note 11) in the Pacific Northwest, but potential claims may exist regarding sales between Sempra Commodities and other buyers in the Pacific Northwest.

Pursuant to the agreements related to the formation of RBS Sempra Commodities, we have indemnified RBS should the liability from the final resolution of these matters be greater than the reserves related to Sempra Commodities. Pursuant to our agreement with the Noble Group, we have also indemnified Noble Americas Gas & Power Corp. and its affiliates for all losses incurred by such parties resulting from these proceedings as related to Sempra Commodities.

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

CONTRACTUAL COMMITMENTS

Sempra Energy Consolidated

In the first quarter of 2011, significant increases in commitments at Sempra Energy were

▪	the issuance of $500 million of 2.0-percent notes and $300 million of floating rate notes, both maturing in 2014, at Sempra Energy;

▪	$62 million for purchased-power contracts at SDG&E;

▪	$23 million for costs related to the replacement of the steam generators and other construction projects at SONGS;

▪	$45 million for electric distribution systems, advanced metering infrastructure and electric generation plant and equipment at SDG&E;

▪	$321 million at SDG&E for engineering, material procurement and construction costs associated with the Sunrise Powerlink project; and

▪	$42 million for construction and infrastructure improvements for natural gas transmission and distribution operations and advanced metering at SoCalGas; offset by

▪	$51 million in reductions at Sempra Generation for natural gas contracts.

We expect future payments for the contractual commitments listed above to be $341 million for 2011, $85 million for 2012, $31 million for 2013, $778 million for 2014, $2 million for 2015 and $57 million thereafter. These amounts include expected interest payments on the notes using the stated interest rate for the fixed-rate notes and forward rates in effect at March 31, 2011 for the floating rate notes.

We discuss reserves for Sempra Energy and SDG&E related to wildfire litigation above in “SDG&E – 2007 Wildfire Litigation.”

We discuss changes to SoCalGas’ natural gas purchase and pipeline capacity commitments below.

At March 31, 2011, Sempra LNG has various purchase agreements with major international companies for the supply of LNG to its Energía Costa Azul and Cameron receipt terminals. We discuss these agreements further in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra LNG’s commitments under all LNG purchase agreements, reflecting the termination effective September 2011 of an LNG supply option agreement by one of the suppliers, changes in forward prices since December 31, 2010, and actual transactions for the first three months of 2011, are expected to decrease by $336 million in 2011, $366 million in 2012, and $145 million in 2013, and to increase by $50 million in 2014, $83 million in 2015 and $2.3 billion thereafter compared to December 31, 2010.

The LNG commitment amounts above are based on Sempra LNG’s commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the three months ended March 31, 2011 have been significantly lower than the maximum amounts possible.

SDG&E

In the first quarter of 2011, significant increases to contractual commitments at SDG&E were $62 million for purchased-power contracts, $23 million for costs related to the replacement of the steam generators and other construction projects at SONGS, $45 million for electric distribution systems, advanced metering infrastructure and electric generation plant and equipment and $321 million for engineering, material procurement and construction costs associated with the Sunrise Powerlink project.

The future payments for these contractual commitments are expected to be $331 million for 2011, $56 million for 2012, $3 million for 2013, $2 million for 2014, $2 million for 2015 and $57 million thereafter.

SoCalGas

In the first quarter of 2011, significant increases to contractual commitments at SoCalGas were $42 million for construction and infrastructure improvements for natural gas transmission and distribution operations and advanced metering at SoCalGas.  The future payments for these contractual commitments are expected to be $25 million for 2011, $12 million for 2012 and $5 million for 2013.

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $97 million since December 31, 2010. The decrease, primarily due to a reduction of $237 million based on actual transactions for the first quarter of 2011, is offset by new natural gas purchase and pipeline capacity contracts of $140 million. Net future payments are therefore expected to decrease by $114 million for 2011 and to increase by $16 million for 2012 and $1 million for 2014 compared to December 31, 2010.

NOTE 11. SEGMENT INFORMATION

We have five separately managed reportable segments, as follows:

1.	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

2.	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.
Sempra Generation develops, owns and operates, or holds interests in, electric power plants and energy projects in Arizona, California, Colorado, Nevada, Indiana, Hawaii and Mexico to serve wholesale electricity markets in the United States and Mexico. Sempra Generation also includes the operating results of Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

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

In April 2011, Sempra Pipelines & Storage increased its interests in Chile and Peru, as we discuss in Note 12.

5.	Sempra LNG develops, owns and operates receipt terminals for importing LNG into the U.S. and Mexico, and has supply and marketing agreements to purchase and sell LNG and natural gas.

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

Prior to 2011, our Sempra Commodities segment contained our investment in RBS Sempra Commodities LLP (RBS Sempra Commodities), which held commodities-marketing businesses previously owned by us.  Our investment in the partnership is reported on the equity method. We and RBS, our partner in the joint venture, sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We discuss these transactions and other matters concerning the partnership in Note 4 above and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The activity in the partnership no longer meets the quantitative thresholds that require Sempra Commodities to be reported as a reportable segment under applicable generally accepted accounting principles, and we do not consider the remaining wind-down activities of the partnership to be of continuing significance. As a result, effective January 1, 2011, we are reporting the former Sempra Commodities segment in "All other" in the following tables and have restated prior year information to be consistent with this treatment.

Also, in the fourth quarter of 2010, we changed the composition of our reporting segments to include Sempra Rockies Marketing, which was previously included in the Sempra Commodities segment, in the Sempra Generation segment. We have revised segment disclosures for 2010 to reflect this.

The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as "All other" in the following tables consist primarily of parent organizations and the former commodities-marketing businesses.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2011		2010
REVENUES
SDG&E	$840	35%	$742	29%
SoCalGas	1,056	43	1,182	47
Sempra Generation	269	11	318	13
Sempra Pipelines & Storage	109	4	110	4
Sempra LNG	186	8	205	8
Adjustments and eliminations	―	―	3	―
Intersegment revenues(1)	(26)	(1)	(26)	(1)
Total	$2,434	100%	$2,534	100%
INTEREST EXPENSE
SDG&E	$36		$31
SoCalGas	17		17
Sempra Generation	2		4
Sempra Pipelines & Storage	8		9
Sempra LNG	11		12
All other	67		88
Intercompany eliminations	(33)		(52)
Total	$108		$109
INTEREST INCOME
Sempra Generation	$5		$2
Sempra Pipelines & Storage	2		4
Sempra LNG	1		―
All other	28		50
Intercompany eliminations	(33)		(52)
Total	$3		$4
DEPRECIATION AND AMORTIZATION
SDG&E	$103	44%	$92	44%
SoCalGas	81	35	75	36
Sempra Generation	19	8	15	7
Sempra Pipelines & Storage	13	6	11	5
Sempra LNG	13	6	12	6
All other	2	1	5	2
Total	$231	100%	$210	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$49		$31
SoCalGas	37		56
Sempra Generation	22		(38)
Sempra Pipelines & Storage	7		6
Sempra LNG	11		12
All other	(17)		(9)
Total	$109		$58

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended March 31,
	2011		2010
EQUITY EARNINGS
Earnings recorded before tax:
Sempra Generation	$1		$	―
Sempra Pipelines & Storage	9			10
All other	(9)			5
Total	$1			$15
Earnings recorded net of tax:
Sempra Pipelines & Storage	$31			$19
EARNINGS (LOSSES)
SDG&E(2)	$89	35%		$83	78%
SoCalGas(2)	68	26		65	61
Sempra Generation	44	17		(51)	(48)
Sempra Pipelines & Storage	54	21		38	36
Sempra LNG	33	13		32	30
All other	(30)	(12)		(61)	(57)
Total	$258	100%		$106	100%
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E	$348	57%		$290	65%
SoCalGas	168	28		114	26
Sempra Generation	52	9		4	1
Sempra Pipelines & Storage	36	6		36	8
Sempra LNG	3	―		2	―
Total	$607	100%		$446	100%
	March 31, 2011		December 31, 2010
ASSETS
SDG&E	$12,390	40%		$12,077	40%
SoCalGas	7,908	26		7,986	26
Sempra Generation	1,905	6		2,401	8
Sempra Pipelines & Storage	5,722	19		5,175	17
Sempra LNG	2,403	8		2,379	8
All other	1,399	4		1,691	6
Intersegment receivables	(1,031)	(3)		(1,426)	(5)
Total	$30,696	100%		$30,283	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Generation	$185			$185
Sempra Pipelines & Storage	1,775			1,777
All other	794			803
Total	$2,754			$2,765
(1)
Revenues for reportable segments in 2011 include intersegment revenues of $2 million, $13 million and $11 million for SDG&E, SoCalGas and Sempra Pipelines & Storage, respectively. Revenues for reportable segments in 2010 include intersegment revenues of $1 million, $11 million and $14 million for SDG&E, SoCalGas and Sempra Pipelines & Storage, respectively.

(2) After preferred dividends.

NOTE 12. SUBSEQUENT EVENT

In January 2011, Sempra Pipelines & Storage agreed to acquire from AEI its interests in Chilquinta Energía S.A. (Chilquinta Energía) in Chile and Luz del Sur S.A. (Luz del Sur) in Peru. At March 31, 2011, Sempra Pipelines & Storage and AEI each owned 50 percent of Chilquinta Energía and approximately 38 percent of Luz del Sur. We completed the transaction on April 6, 2011, and Sempra Pipelines & Storage now owns 100 percent of Chilquinta Energía and approximately 76 percent of Luz del Sur, with the remaining shares of Luz del Sur held by institutional investors and the general public. The purchase price was $875 million (plus working capital adjustments of $13 million), which resulted from valuing the assets in Chile at $490 million and the assets in Peru at $385 million. As part of our acquisition of AEI’s interest in Luz del Sur, we are required to launch a tender offer to the minority shareholders of Luz del Sur to purchase their shares at a price as determined by an independent appraiser.  As part of the transaction, Sempra Pipelines & Storage also acquired AEI’s interests in two energy-services companies, Tecnored S.A. and Tecsur S.A. We provide additional information about Sempra Pipelines & Storage’s investments in Chilquinta Energía and Luz Del Sur in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Due to the limited time since the date of the acquisition, the initial accounting for this business combination is incomplete as of the date of this filing, including updated appraisal information for the acquisition. As such, it is impracticable for us to make certain business combination disclosures at this time, including:

▪	the acquisition date fair value of the equity interest we held prior to the acquisition and any estimation of any gain or loss associated with the remeasurement of these equity interests; and

▪	amounts to be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, including pre-acquisition contingencies, goodwill and other intangibles.

We will provide this information in our second quarter 2011 Form 10-Q.

Excluding the impact of purchase accounting to be determined, the incremental revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2010 were $343 million and $23 million, respectively, for the three months ended March 31, 2011, and $277 million and $19 million, respectively, for the three months ended March 31, 2010.

We expect the acquisition to be accretive to our EPS in 2011 and beyond, based on historically strong operating performance of the companies within sound regulatory environments and stable and growing countries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements contained in this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2010 Annual Report on Form 10-K (Annual Report), and "Risk Factors" contained in our Annual Report.

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company whose business units develop energy infrastructure, operate utilities and provide related products and services to their customers. Our operations are divided principally between the Sempra Utilities and Sempra Global. The Sempra Utilities consist of two California regulated public utility companies, (1) San Diego Gas & Electric Company (SDG&E) and (2) Southern California Gas Company (SoCalGas). Sempra Global consists of other businesses engaged in providing energy products and services.

This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	SDG&E

▪	Pacific Enterprises (PE), the holding company for SoCalGas

▪	SoCalGas

References in this report to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by its context.

PE's operations consist solely of those of SoCalGas and additional items (e.g., cash, intercompany accounts and equity) attributable to serving as a holding company for SoCalGas.

Below are summary descriptions of our operating business units, which are also our reportable segments.

SEMPRA ENERGY BUSINESS UNITS

The Sempra Utilities consist of SDG&E and SoCalGas.

SEMPRA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪ Provides electricity to 3.5 million consumers (1.4 million meters) ▪ Provides natural gas to 3.2 million consumers (850,000 meters)	Serves the county of San Diego, California and an adjacent portion of southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 20.9 million (5.8 million meters)	Southern California and portions of central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global's principal business units, which provide energy-related products and services, are

▪	Sempra Generation

▪	Sempra Pipelines & Storage

▪	Sempra LNG

SEMPRA GLOBAL
	MARKET	GEOGRAPHIC REGION
SEMPRA GENERATION Develops, owns and operates, or holds interests in, electric power plants and energy projects	▪ Wholesale electricity	▪ U.S.A. ▪ Mexico
SEMPRA PIPELINES & STORAGE Develops, owns and operates, or holds interests in, natural gas and propane pipelines, natural gas storage facilities, and natural gas and electric service providers	▪ Natural gas ▪ Electricity	▪ U.S.A. ▪ Mexico ▪ Argentina ▪ Chile ▪ Peru
SEMPRA LNG Develops, owns and operates receipt terminals for importation of liquefied natural gas (LNG) and sale of natural gas	▪ Liquefied natural gas ▪ Natural gas	▪ U.S.A. ▪ Mexico ▪ Global

Prior to 2011, our Sempra Commodities segment contained our investment in RBS Sempra Commodities LLP (RBS Sempra Commodities), which held commodities-marketing businesses previously owned by us. Our investment in the partnership is reported on the equity method. We and The Royal Bank of Scotland (RBS), our partner in the joint venture, sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We discuss these transactions and other matters concerning the partnership in Note 4 of the Notes to Condensed Consolidated Financial Statements herein and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The activity in the partnership no longer meets the quantitative thresholds that require Sempra Commodities to be reported as a reportable segment under applicable generally accepted accounting principles, and we do not consider the remaining wind-down activities of the partnership to be of continuing significance. As a result, effective January 1, 2011, we are reporting the former Sempra Commodities segment in Parent and Other, and have restated prior year information to be consistent with this treatment. Also, in the fourth quarter of 2010, we changed the composition of our reporting segments to include Sempra Rockies Marketing, which was previously included in the Sempra Commodities segment, in the Sempra Generation segment.

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪	Overall results of our operations and factors affecting those results

▪	Our business unit results

▪	Significant changes in revenues, costs and earnings between periods

In the three months ended March 31, 2011, our earnings increased by $152 million (143%) to $258 million primarily due to:

▪	litigation expense recorded in 2010 of $96 million related to an agreement to settle certain energy crisis litigation;

▪	improved operating results at Sempra Generation and Sempra Pipelines & Storage; and

▪	lower losses at Parent and Other.

Diluted earnings per share for the three-month period increased by $0.65 (155%) per share to $1.07 per share, due to higher earnings ($0.61 per share) and a decrease in the number of shares primarily as a result of our share repurchase program initiated in 2010 ($0.04 per share).

The following table shows our earnings (losses) by business unit, which we discuss below in "Business Unit Results."

SEMPRA ENERGY EARNINGS (LOSSES) BY BUSINESS UNIT
(Dollars in millions)
	Three months ended March 31,
	2011		2010
Sempra Utilities:
SDG&E(1)	$89	35%	$83	78%
SoCalGas(1)	68	26	65	61
Sempra Global:
Sempra Generation	44	17	(51)	(48)
Sempra Pipelines & Storage	54	21	38	36
Sempra LNG	33	13	32	30
Parent and other(2)	(30)	(12)	(61)	(57)
Earnings	$258	100%	$106	100%
(1)		After preferred dividends.
(2)
Includes after-tax interest expense ($34 million and $38 million for the three months ended March 31, 2011 and 2010, respectively), results from our former Sempra Commodities segment (losses of $5 million and $7 million for the three months ended March 31, 2011 and 2010, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

BUSINESS UNIT RESULTS

The following section is a discussion of earnings (losses) by business unit, as it appears in the table above.

EARNINGS BY BUSINESS UNIT -- SEMPRA UTILITIES
(Dollars in millions)

SDG&E

SDG&E business unit earnings were

▪	$89 million in the first three months of 2011 ($90 million before preferred dividends)

▪	$83 million in the first three months of 2010 ($84 million before preferred dividends)

The increase of $6 million (7%) was due to:

▪
$5 million higher authorized margin for California Public Utilities Commission (CPUC)-regulated operations and lower operation and maintenance expenses (excluding insurance premiums for wildfire coverage and litigation-related expenses);

▪	$3 million due to the write-down of deferred tax assets as a result of a change in U.S. tax law regarding the Medicare Part D subsidy in 2010;

▪	$2 million lower litigation reserves; and

▪	$2 million higher electric transmission margin; offset by

▪	$5 million higher liability insurance premiums for wildfire coverage.

SoCalGas

SoCalGas business unit earnings were

▪	$68 million in the first three months of 2011 (both before and after preferred dividends)

▪	$65 million in the first three months of 2010 (both before and after preferred dividends)

The increase of $3 million (5%) was primarily due to:

▪	$13 million due to the write-down of deferred tax assets as a result of the change in U.S. tax law regarding the Medicare Part D subsidy in 2010; offset by

▪	$7 million lower regulatory awards.

EARNINGS (LOSSES) BY BUSINESS UNIT – SEMPRA GLOBAL
(Dollars in millions)

Sempra Generation

Sempra Generation recorded business unit earnings (losses) of:

▪	$44 million in the first three months of 2011

▪	$(51) million in the first three months of 2010

The increase in earnings of $95 million was due to:

▪
$83 million decreased litigation expense primarily related to a 2010 agreement to settle energy crisis litigation, as we discuss in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report; and

▪	$11 million lower operation and maintenance costs primarily as a result of 2010 scheduled plant maintenance.

Sempra Pipelines & Storage

Sempra Pipelines & Storage recorded business unit earnings of:

▪	$54 million in the first three months of 2011

▪	$38 million in the first three months of 2010

The increase of $16 million (42%) was due to:

▪	$8 million higher earnings related to a Mexican pipeline acquisition in April 2010;

▪	$6 million higher operating results from its investments in Chile and Peru; and

▪	$2 million higher earnings primarily related to natural gas storage placed into service in the second half of 2010.

Sempra LNG

Sempra LNG recorded earnings of:

▪	$33 million in the first three months of 2011

▪	$32 million in the first three months of 2010

Earnings for the first quarter of 2011 were consistent with the first quarter of the prior year. Both years included $11 million of earnings related to contractual counterparty obligations for non-delivery of cargoes.

Parent and Other

Losses for Parent and Other were

▪	$30 million in the first three months of 2011

▪	$61 million in the first three months of 2010

The decrease in losses of $31 million (51%) included:

▪	$19 million lower income tax expense;

▪	$12 million energy crisis litigation expense recorded in 2010 related to our former commodities-marketing businesses; and

▪	$5 million Mexican peso exchange gain; offset by

▪	$5 million equity losses from our former commodities-marketing businesses in 2011 compared to $8 million equity earnings in 2010.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E, PE and SoCalGas.

Sempra Utilities Revenues

Sempra Utilities revenues are comprised of natural gas revenues at SDG&E and SoCalGas, and electric revenues at SDG&E. Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.

The current regulatory framework permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed on to customers substantially as incurred. However, SoCalGas' Gas Cost Incentive Mechanism provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

The regulatory framework also permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered in the next year through rates.

Sempra Utilities: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for Sempra Energy, SDG&E and SoCalGas for the three-month periods ended March 31, 2011 and 2010. The Sempra Energy Consolidated amounts reflect SDG&E and SoCalGas revenues, net of intercompany transactions. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA ENERGY CONSOLIDATED — SEMPRA UTILITIES:
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2011:
Residential	104	$958	1	$1	105	$959
Commercial and industrial	34	257	68	65	102	322
Electric generation plants	―	―	45	13	45	13
Wholesale	―	―	9	2	9	2
	138	$1,215	123	$81	261	1,296
Other revenues						23
Balancing accounts						(101)
Total						$1,218
2010:
Residential	97	$980	1	$1	98	$981
Commercial and industrial	35	289	68	62	103	351
Electric generation plants	―	―	41	11	41	11
Wholesale	―	―	7	1	7	1
	132	$1,269	117	$75	249	1,344
Other revenues						25
Balancing accounts						(19)
Total						$1,350

During the three months ended March 31, 2011, our natural gas revenues decreased by $132 million (10%) to $1.2 billion, and the cost of natural gas decreased by $149 million (20%) to $609 million, due primarily to lower natural gas prices in 2011. We discuss the changes in the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
2011:
Residential	12	$133	―	$	―	12	$133
Commercial and industrial	5	33	2		3	7	36
Electric generation plants	―	―	5		2	5	2
	17	$166	7		$5	24	171
Other revenues							10
Balancing accounts							(6)
Total							$175
2010:
Residential	12	$135	―	$	―	12	$135
Commercial and industrial	4	36	2		3	6	39
Electric generation plants	―	―	6		2	6	2
	16	$171	8		$5	24	176
Other revenues							9
Balancing accounts							(6)
Total							$179

During the three months ended March 31, 2011, SDG&E's natural gas revenues decreased by $4 million (2%) to $175 million, while the cost of natural gas decreased by $6 million (7%) to $83 million compared with the corresponding period in 2010. The average cost of natural gas for the three months ended March 31, 2011 was $4.83 per thousand cubic feet (Mcf) compared to $5.50 per Mcf for the corresponding period in 2010, a 12-percent decrease or $0.67 per Mcf, resulting in lower revenues and cost of $12 million. The decrease due to the lower average cost of natural gas delivered was partially offset by higher demand for natural gas, which resulted in higher revenues and cost of $6 million in 2011.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2011:
Residential	92	$825	1	$1	93	$826
Commercial and industrial	29	224	66	62	95	286
Electric generation plants	―	―	40	11	40	11
Wholesale	―	―	43	6	43	6
	121	$1,049	150	$80	271	1,129
Other revenues						22
Balancing accounts						(95)
Total(1)						$1,056
2010:
Residential	85	$845	1	$1	86	$846
Commercial and industrial	31	253	66	59	97	312
Electric generation plants	―	―	35	9	35	9
Wholesale	―	―	44	4	44	4
	116	$1,098	146	$73	262	1,171
Other revenues						24
Balancing accounts						(13)
Total(1)						$1,182
(1) Includes sales to affiliates of $13 million in 2011 and $11 million in 2010.

During the three months ended March 31, 2011, SoCalGas' natural gas revenues decreased by $126 million (11%) to $1.1 billion, and the cost of natural gas decreased by $143 million (21%) to $531 million. The decrease in revenues was primarily due to:

▪	the decrease in cost of natural gas, which was caused primarily by lower natural gas prices, as we discuss below; and

▪	$12 million lower regulatory awards; offset by

▪	$19 million higher recovery of CPUC-authorized costs, which revenues are fully offset in operation and maintenance expenses; and

▪	$13 million higher authorized base margin.

The average cost of natural gas for the three months ended March 31, 2011 was $4.36 per Mcf compared to $5.81 per Mcf for the corresponding period in 2010, a 25-percent decrease or $1.45 per Mcf, resulting in lower revenues and cost of $176 million. The decrease due to the lower average cost of natural gas delivered was partially offset by higher demand for natural gas, which resulted in higher revenues and cost of $33 million in 2011.

Sempra Energy and SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for Sempra Energy and SDG&E for the three-month periods ended March 31, 2011 and 2010. Sempra Energy Consolidated amounts are net of intercompany transactions. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	2011		2010
Customer class	Volumes	Revenue	Volumes	Revenue
Sempra Energy Consolidated:
Residential	1,959	$314	1,913	$276
Commercial	1,669	231	1,595	200
Industrial	490	57	524	56
Direct access	786	36	720	25
Street and highway lighting	27	4	23	3
	4,931	642	4,775	560
Other revenues		25		29
Balancing accounts		(4)		(27)
Total		$663		$562
SDG&E:
Residential	1,959	$314	1,913	$276
Commercial	1,669	231	1,595	200
Industrial	493	58	527	56
Direct access	786	36	720	25
Street and highway lighting	27	4	23	3
	4,934	643	4,778	560
Other revenues		26		30
Balancing accounts		(4)		(27)
Total(1)		$665		$563
(1) Includes sales to affiliates of $2 million in 2011 and $1 million in 2010.

During the three months ended March 31, 2011, electric revenues increased by $101 million (18%) to $663 million at Sempra Energy and by $102 million (18%) to $665 million at SDG&E, primarily due to:

▪	$42 million higher recoverable expenses that are fully offset in operation and maintenance expenses;

▪	$32 million increase in the cost of electric fuel and purchased power excluding Otay Mesa VIE;

▪	$15 million higher authorized base margin on electric generation and distribution; and

▪	$5 million higher authorized transmission margin; offset by

▪	$11 million decrease due to tolling payments and natural gas supply costs in 2011 associated with the power generated by Otay Mesa.

At both Sempra Energy and SDG&E, the cost of electric fuel and purchased power increased by $23 million (16%) to $171 million in the three months ended March 31, 2011 primarily due to a $32 million increase in fuel and purchased-power costs (excluding Otay Mesa VIE), offset by a $9 million decrease in the cost of power purchased from Otay Mesa VIE.

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

Sempra Global and Parent Revenues and Cost of Sales

During the three months ended March 31, 2011, our Sempra Global and Parent revenues decreased by $69 million (11%) to $553 million. The decrease was primarily due to:

▪	$49 million lower revenues at Sempra Generation due to decreased power sales; and

▪	$19 million lower revenues at Sempra LNG primarily due to decreased natural gas sales and lower natural gas prices in 2011.

During the three months ended March 31, 2011, our cost of natural gas, electric fuel and purchased power decreased to $263 million. The $75 million (22%) decrease included $51 million at Sempra Generation and $13 million at Sempra LNG, primarily associated with their lower revenues.

Litigation Expense

Sempra Energy Consolidated

In the three months ended March 31, 2010, we recorded litigation expense of $168 million, which included $159 million related to the agreement to settle certain energy crisis litigation.

Other Operation and Maintenance

Sempra Energy Consolidated

For the three months ended March 31, 2011, our other operation and maintenance expenses increased by $56 million (10%) to $632 million. The increase included higher operation and maintenance expenses at SDG&E (discussed below) of $45 million (which excludes the $4 million of lower litigation expense separately reported as Litigation Expense on the Sempra Energy Condensed Consolidated Statements of Operations), and $26 million at SoCalGas, including $19 million higher recoverable expenses.

Operation and Maintenance

SDG&E

For the three months ended March 31, 2011, SDG&E's operation and maintenance expenses increased by $41 million (18%) to $273 million. The increase was primarily due to:

▪	$43 million higher recoverable expenses; and

▪	$8 million of higher liability insurance premiums for wildfire coverage; offset by

▪	$4 million lower litigation reserves.

Other Income, Net

Sempra Energy Consolidated

In the three months ended March 31, 2011, other income, net, increased by $35 million to $43 million primarily due to:

▪	$10 million of gains on interest rate and foreign exchange instruments in the first three months of 2011 compared to $9 million losses, all related to Otay Mesa VIE, in the first three months of 2010;

▪	$6 million higher allowance for equity funds used during construction attributable to SDG&E; and

▪	$5 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E, PE and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2011		2010
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$109	32%	$58	42%
SDG&E	49	34	31	29
PE	37	35	57	47
SoCalGas	37	35	56	46

Sempra Energy Consolidated

The increase in income tax expense in the three months ended March 31, 2011 was due to higher pretax income, offset by a lower effective income tax rate primarily resulting from:

▪
a $16 million write-down in 2010 of the deferred tax assets related to other postretirement benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy;

▪	lower tax expense in 2011 due to Mexican currency translation and inflation adjustments;

▪	higher planned investment tax credits;

▪	higher exclusions from taxable income of the equity portion of allowance for funds used during construction (AFUDC); and

▪	higher deductions for self-developed software costs; offset by

▪	lower favorable adjustments related to prior years' income tax issues; and

▪	an increase in the amount by which book depreciation for the Sempra Utilities exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

SDG&E

SDG&E's income tax expense increased in the three months ended March 31, 2011 primarily due to higher pretax income and a higher effective income tax rate primarily resulting from:

▪	lower favorable adjustments related to prior years’ income tax issues; offset by

▪	a $3 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above;

▪	the impact of Otay Mesa VIE, as we discuss below; and

▪	higher exclusions from taxable income of the equity portion of AFUDC.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

PE and SoCalGas

Income tax expense decreased at PE and SoCalGas primarily due to lower pretax income, as well as lower effective income tax rates primarily due to:

▪	a $13 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above; and

▪	higher deductions for self-developed software costs; offset by

▪	an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Tax Act) was signed into law.  The 2010 Tax Act included the extension of bonus depreciation for U.S. federal income tax purposes for years 2010 through 2012 and an increase in the rate of bonus depreciation from 50 percent to 100 percent. This increased rate only applies to certain investments made after September 8, 2010 through December 31, 2012.

Additionally, the 2010 Tax Act extended for years 2010 and 2011 the U.S. federal income tax law known as the look-through rule. This rule allows, under certain situations, for certain non-operating activity (e.g., dividend income, royalty income, interest income, rental income, etc.) of a greater than 50-percent owned non-U.S. subsidiary, to not be taxed under U.S. federal income tax law. If this rule is not extended beyond 2011, Sempra Energy’s effective income tax rate could potentially increase in subsequent years.

We provide further discussion regarding the 2010 Tax Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Equity Earnings, Net of Income Tax

Equity earnings, net of income tax, consisting of earnings from Sempra Pipelines & Storage’s equity method investments, were $31 million in the three months ended March 31, 2011 compared to $19 million for the corresponding period in 2010. The increase in 2011 was primarily due to:

▪	$7 million in earnings related to the joint-venture interest acquired from El Paso Corporation in April 2010; and

▪	$5 million higher earnings from investments in Chile and Peru.

(Earnings) Losses Attributable to Noncontrolling Interests

Sempra Energy Consolidated and SDG&E

Earnings attributable to noncontrolling interests, all related to Otay Mesa VIE, were $4 million in the first quarter of 2011 compared to losses of $8 million in the first quarter of 2010, primarily due to $9 million of losses on interest rate instruments in 2010.

Earnings

We discuss variations in Sempra Energy's earnings (losses) by business unit above in "Business Unit Results."

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends.  In addition, we may meet our cash requirements through the issuance of short-term and long-term debt and the expected distributions from RBS Sempra Commodities related to proceeds from the transactions to sell certain businesses within the joint venture, as we discuss below.

Our committed lines of credit provide liquidity and support commercial paper.  As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global and the Sempra Utilities each have four-year revolving credit facilities, expiring in 2014. At Sempra Energy and Sempra Global, the agreements are syndicated broadly among 23 different lenders and at the Sempra Utilities, among 22 different lenders.  No single lender has greater than a 7-percent share in any facility.

The table below shows the amount of available funds at March 31, 2011:

AVAILABLE FUNDS AT MARCH 31, 2011
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	PE/SoCalGas
Unrestricted cash and cash equivalents	$1,219	$272	$33
Available unused credit(1)	2,771	363	563
(1)
Borrowings on the shared line of credit at SDG&E and SoCalGas are limited to $600 million for each utility and $800 million in total. SDG&E's available funds reflect variable-rate demand notes outstanding of $237 million supported by the line. SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund shareholder dividends

▪	fund new business acquisitions or start-ups

In March 2011, Sempra Energy publicly offered and sold $500 million of 2-percent notes and $300 million of floating rate notes, both maturing in 2014. SDG&E and SoCalGas issued long-term debt in 2010 in the aggregate principal amounts of $750 million and $300 million, respectively. Changing economic conditions could affect the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or we were to be unable to borrow under acceptable terms, we would reduce or postpone discretionary capital expenditures and investments in new businesses. If these measures were necessary, they would primarily impact our Sempra Global businesses, as credit availability for the Sempra Utilities has not been significantly impacted by the credit crisis. Discretionary expenditures at Sempra Global include projects that we have not yet made firm commitments to build, primarily renewable generation facilities. We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

In three separate transactions during 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our joint-venture partnership that comprised our commodities-marketing businesses. As we conclude the transactions to divest the businesses, we expect to recover our remaining $779 million investment in the partnership throughout 2011, including $329 million received in April 2011. We are providing transitional back-up guarantees, some of which may continue for a prolonged period of time. RBS or JP Morgan, one of the buyers in the sales transactions, have fully indemnified us for any claims or losses in connection with the related transactions.

We provide additional information about RBS Sempra Commodities and the sales transactions and guarantees in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 5 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. The value of the trust funds’ investments declined in 2008 and the first quarter of 2009 due to a decrease in the equity market and volatility in the fixed income market. Values increased from favorable market activity later in 2009 and in 2010. However, these markets continue to be volatile. The changes in asset values have not affected the trust funds’ abilities to make required payments, but may impact funding requirements for pension and other postretirement benefit plans. At the Sempra Utilities, funding requirements are generally recoverable in rates.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Utilities

SoCalGas expects that cash flows from operations and debt issuances will continue to be adequate to meet its capital expenditure requirements. In March 2011, Sempra Energy made a $200 million capital contribution to SDG&E, and SDG&E expects its cash flows from operations and debt issuances will be adequate to meet its future capital expenditure requirements.

SoCalGas declared and paid a $50 million common dividend to PE in 2011 and a $100 million common dividend in 2010. PE paid corresponding dividends to Sempra Energy in both years. In 2009, SDG&E declared and paid a $150 million common dividend to Sempra Energy.

However, the level of future common dividends from SDG&E and SoCalGas may be reduced or eliminated during periods of increased capital expenditures. The level of future common dividends from PE is dependent upon common dividends paid by SoCalGas. Sempra Energy may from time to time make additional equity contributions to SDG&E and SoCalGas to support the Sempra Utilities’ capital expenditure programs.

Sempra Generation

We expect Sempra Generation to require funds for the development of electric generation facilities, primarily renewable energy projects. Projects at Sempra Generation may be financed through a combination of operating cash flow, project financing, funds from the parent, external borrowings, partnering in joint ventures and the sale of its El Dorado natural gas power plant to SDG&E on October 1, 2011. Cash flows from operations at Sempra Generation are expected to decrease upon the expiration of its contract with the DWR in September 2011, due to less favorable pricing on replacement contracts, and the sale of El Dorado. Also, Sempra Generation may not be able to replace all of the lost revenue.

Some of Sempra Generation's long-term power sale contracts contain collateral requirements, although the DWR contracts do not contain such requirements. The collateral arrangements require Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies if Sempra Generation fails to deliver the contracted amounts. Sempra Generation had no outstanding collateral requirements under such contracts at March 31, 2011.

Sempra Pipelines & Storage

Sempra Pipelines & Storage is expected to require funding from the parent or from external sources to fund projects and investments, including development and expansion of its natural gas storage projects.

In April 2011, Sempra Pipelines & Storage acquired AEI’s interests in Chilquinta Energía S.A. (Chilquinta Energía) and Luz del Sur S.A. (Luz del Sur) for $875 million plus working capital adjustments of $13 million. This transaction was funded with excess funds from foreign operations, proceeds from divestitures and short-term debt.

We provide additional information about Sempra Pipelines & Storage’s investments in Chilquinta Energía and Luz del Sur in Note 12 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4 and 19 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra LNG

We expect Sempra LNG to provide operating cash flow for further development within Sempra Global from the operations of its two LNG receipt terminals, Energía Costa Azul and Cameron.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2011	2011 Change		2010
Sempra Energy Consolidated	$805	$(83)	(9)%	$888
SDG&E	501	226	82	275
PE	380	(112)	(23)	492
SoCalGas	371	(130)	(26)	501

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2011 primarily due to:

▪	a $161 million decrease in accounts receivable in 2010, primarily at SoCalGas; and

▪	$37 million of income tax payments in 2011 compared to $73 million of income tax refunds in 2010; offset by

▪	$185 million higher net income, adjusted for noncash items, in 2011 compared to 2010.

Other working capital changes in 2011 compared to 2010 reflect $300 million of funds received from a wildfire litigation settlement, offset by a $229 million reduction in accrued liabilities for the payment in 2011 of wildfire settlement claims ($99 million) and the settlement paid related to energy crisis litigation ($130 million), as well as the accrual of the latter in the first quarter of 2010.

SDG&E

Cash provided by operating activities at SDG&E increased in 2011 primarily due to:

▪	$300 million of funds received from a wildfire litigation settlement, which is offset by an increase in restricted cash in cash flows from investing activities; and

▪	$79 million higher net income, adjusted for noncash items, in 2011 compared to 2010; offset by

▪
$99 million in settlement payments of accrued liabilities for the 2007 wildfires from our restricted funds in 2011, compared to $9 million net receipts from our liability insurance carriers in 2010 related to the 2007 wildfire litigation.

PE and SoCalGas

Cash provided by operating activities at PE and SoCalGas decreased in 2011 primarily due to:

▪	an $89 million decrease in accounts receivable in 2010, primarily due to lower volumes and cost of natural gas billed; and

▪	a $75 million decrease in accounts payable in 2011, primarily due to lower volumes and prices of natural gas purchased; offset by

▪	$40 million higher net income, adjusted for noncash items, in 2011 compared to 2010.

The table below shows the contributions to pension and other postretirement benefit plans for the three months ended March 31, 2011.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$11	$19
SDG&E	―	4
PE/SoCalGas	1	14

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2011	2011 Change		2010
Sempra Energy Consolidated	$(756)	$260	52%	$(496)
SDG&E	(552)	252	84	(300)
PE	(463)	203	78	(260)
SoCalGas	(455)	185	69	(270)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy increased in 2011 primarily due to:

▪	a $300 million increase in restricted cash due to funds received from a wildfire litigation settlement; and

▪	a $161 million increase in capital expenditures; offset by

▪	$99 million in payments for claims related to wildfire litigation using restricted funds received from a wildfire litigation settlement; and

▪	lower contributions to Rockies Express. The $65 million contribution in the first quarter of 2010 was the last required for the construction phase of the project.

SDG&E

Cash used in investing activities at SDG&E increased in 2011 primarily due to:

▪	a $300 million increase in restricted cash due to funds received from a wildfire litigation settlement; and

▪	a $58 million increase in capital expenditures; offset by

▪	$99 million in payments for claims related to wildfire litigation using restricted funds received from a wildfire litigation settlement.

PE and SoCalGas

Cash used in investing activities at PE and SoCalGas increased in 2011 primarily due to $131 million higher increase in advances from SoCalGas to Sempra Energy.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2011, we expect to make capital expenditures and investments of approximately $3.8 billion, net of transferring Sempra Generation’s El Dorado facility to SDG&E. These expenditures include:

▪	$2.6 billion at the Sempra Utilities for capital projects and plant improvements ($1.9 billion at SDG&E and $720 million at SoCalGas)

▪	$1.4 billion at our other subsidiaries for the acquisition of AEI’s interests in Chile and Peru, development of natural gas storage facilities and pipelines, and renewable generation projects

The Sempra Utilities expect the $2.6 billion of capital expenditures to include:

▪	$780 million for additions to SDG&E’s natural gas and electric distribution systems, advanced metering infrastructure, and electric generation plant and equipment

▪	$680 million at SDG&E for the Sunrise Powerlink transmission line

▪	$220 million for improvements to SDG&E’s electric transmission infrastructure

▪	$200 million for the transfer of Sempra Generation’s El Dorado facility to SDG&E

▪	$720 million at SoCalGas for improvements to distribution and transmission systems, and for advanced metering infrastructure

The Sempra Utilities expect to finance these expenditures and investments with cash flows from operations, cash on hand, debt issuances and at SDG&E, capital contributed by Sempra Energy.

The expected capital expenditures of $1.4 billion at our other subsidiaries include

Sempra Pipelines & Storage

▪	approximately $875 million to acquire AEI’s interests in Chile and Peru

▪	approximately $100 million to $150 million for capital projects in South America in the second half of 2011

▪	approximately $100 million to $150 million for development of natural gas storage projects at Bay Gas and Mississippi Hub

Sempra Generation

▪	approximately $100 million for investment in the first phase (150 megawatts (MW)) of Mesquite Solar, a solar project at our Mesquite Power plant near Arlington, Arizona

Our level of capital expenditures and investments in the next few years may vary substantially and will depend on the cost and availability of financing, regulatory approvals and business opportunities providing desirable rates of return. We intend to finance our capital expenditures in a manner that will maintain our strong investment-grade ratings and capital structure.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2011	2011 Change		2010
Sempra Energy Consolidated	$258	$538	192%	$(280)
SDG&E	196	170	654	26
PE	(301)	(200)	(198)	(101)
SoCalGas	(300)	(200)	(200)	(100)

Sempra Energy Consolidated

Cash provided by financing activities at Sempra Energy increased in 2011 primarily due to:

▪	$791 million higher issuances of long-term debt; and

▪	$247 million lower debt payments; offset by

▪	a $192 million decrease in short-term debt in 2011 compared to a $294 million increase in 2010.

SDG&E

Cash provided by financing activities at SDG&E increased in 2011 primarily due to a $200 million capital contribution from Sempra Energy in 2011; offset by a $27 million increase in short-term debt in 2010.

PE and SoCalGas

Cash used in financing activities at PE and SoCalGas increased in 2011 primarily due to:

▪	a $250 million long-term debt payment at SoCalGas in 2011; and

▪	$50 million in common dividends paid in 2011; offset by

▪	$100 million in common dividends paid in 2010.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E, PE and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy and its principal subsidiaries remained at investment grade levels during the first quarter of 2011.

We provide additional information about our credit ratings at Sempra Energy, SDG&E, PE and SoCalGas in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

The Sempra Utilities' operations generally provide relatively stable earnings and liquidity. However, for the next few years, SDG&E and SoCalGas intend to limit their common stock dividends to reinvest their earnings in significant capital projects.

Long-term contracts at Sempra Global's businesses generally provide relatively stable earnings and liquidity, but are subject to variability due to fluctuations in commodity prices. Also, Sempra Generation's contract with the DWR, which provides a significant portion of Sempra Generation's revenues, ends in September 2011, and Sempra Generation will sell its El Dorado natural gas generation plant to SDG&E on October 1, 2011. Based on current market prices for electricity, contracts it enters into to replace the DWR contract, if obtained, or merchant (daily) sales will provide substantially lower earnings. Sempra Generation is also undertaking and investing in several projects for the construction of renewable generation facilities, with planned in-service dates ranging from mid-2011 to 2013.

On April 6, 2011, Sempra Pipelines & Storage increased its investment in two utilities in South America. We expect the acquisition to be accretive to our earnings per share. We discuss the acquisition in Note 12 of the Notes to Condensed Consolidated Financial Statements herein. Sempra Pipelines & Storage is also expected to provide earnings from construction projects when completed and other investments, but will require substantial funding for these investments.

At Sempra LNG, until there are firm LNG supply or capacity services contracts from third parties that would subscribe to 100 percent of the capacity of Sempra LNG's Cameron receipt terminal, Sempra LNG will seek to purchase short-term LNG supplies and sell short-term capacity, which may result in greater variability in revenues and earnings.

The Sempra Utilities' performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature to address the state budget crisis and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report. In the third quarter of 2009, SDG&E's liability insurance premiums increased significantly, by approximately $40 million (pretax) annually, due to the increased costs of wildfire liability coverage as compared to the previous policy year. In the third quarter of 2010, SDG&E secured additional insurance coverage of approximately $560 million, providing SDG&E with maximum loss recovery due to a wildfire incident from insurance carriers of approximately $960 million, with the remainder of Sempra Energy's business units' maximum coverage for a wildfire incident remaining at $400 million, the same as in the previous policy year. As a result of the increase in SDG&E's wildfire liability insurance coverage in the third quarter of 2010, SDG&E's insurance premiums increased by approximately $30 million (pretax) annually for the increased coverage.

In regard to the 2007 wildfire litigation, SDG&E's settlement of claims and the estimate of outstanding claims and legal fees is approximately $1.9 billion, which is in excess of the $1.1 billion of liability insurance coverage and the $444 million of proceeds received as a result of the settlement with Cox Communications. However, SDG&E has concluded that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from other potentially responsible parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. However, SDG&E’s cash flow may be adversely affected by timing differences between the resolution of claims and recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. In addition, recovery from customers will require future regulatory actions, and a failure to obtain recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy's and SDG&E's cash flows and results of operations.

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

In light of the aftermath and the significant safety events at the Fukushima Daiichi nuclear plant in Japan resulting from the recent earthquake and tsunami, the NRC plans to perform additional operation and safety reviews of nuclear facilities in the United States. The lessons learned from the events in Japan and the results of the NRC reviews may impact future operations and capital requirements at nuclear facilities in the United States, including the operations and capital requirements at SONGS. We provide more information about SONGS in Note 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 6, 14 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the Sempra Utilities, may incur incremental expense and capital investment associated with its natural gas pipeline operations and investments. If incremental expense and capital investment is required by either SDG&E or SoCalGas, we would expect to file a request with the CPUC to recover any incremental expenses incurred from our customers in rates and to request any capital investment required above what is approved and authorized in our 2012 GRC application as incremental rate base. We provide more information in “Natural Gas Pipeline Operations Safety Assessments” in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

Both SDG&E and SoCalGas have filed their 2012 GRC applications with the CPUC to establish their authorized revenue requirements for the 2012 Test Year and the ratemaking mechanisms to update the authorized revenue on an annual basis over the subsequent three-year (2013-2015) period. Since these applications were filed, Congress passed the 2010 Tax Act which, among other things, included provisions for companies to elect bonus depreciation on certain investments made after September 8, 2010 through December 31, 2012 for federal income tax purposes. The use of bonus depreciation, while reducing cash tax obligations in the near term, results in incremental deferred tax liabilities which reduce both SDG&E's and SoCalGas' rate base upon which authorized revenue requirements are determined. In March 2011, the Internal Revenue Service issued technical guidance on the application of the bonus depreciation provisions of the 2010 Tax Act. SDG&E and SoCalGas are currently analyzing how this guidance will impact the federal income tax depreciation deductions the companies expect to claim for 2011, as well as quantifying the incremental deferred federal income tax liabilities generated. After applying the incremental deferred tax liabilities to each company’s rate base, assuming all other factors in the 2012 GRC application remain the same, it will result in revenue requirements that are less than what the companies have requested in their 2012 GRC applications.

The scoping memo issued by the CPUC in March 2011 set a final decision on the GRC to be issued around the month of March 2012, with retroactive application to allow recovery of SDG&E's and SoCalGas' authorized 2012 revenue requirements to January 1, 2012. If the CPUC's final decision grants a significantly lower authorized revenue requirement, it could result in an adverse effect to the Sempra Utilities' cash flows and results of operations starting in 2012. We provide more information about the GRC in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E's next CPUC cost of capital proceeding is scheduled to be filed in April 2012 for a 2013 test year. SoCalGas has also requested to file its next CPUC cost of capital proceeding on the same schedule as SDG&E. A cost of capital proceeding determines the authorized capital structure, authorized rate of return and authorized rate for recovery of debt service costs on SDG&E's electric distribution and generation assets and on both companies' natural gas transmission and distribution assets. SDG&E's and SoCalGas' current CPUC authorized return on equity (ROE) is 11.10 percent and 10.82 percent, respectively, with authorized common equity capital structures of 49.00 percent and 48.00 percent, respectively. If the proceedings result in either a reduction in the authorized ROE or in the authorized common equity capital structure, it would have an adverse effect on the respective company's cash flows and results of operations starting in 2013. Also, to the extent that either company's authorized rate for recovery of debt service costs is higher than their actual rate of debt service costs at the time of the cost of capital proceeding, the authorized rate for recovery of debt service costs will be reduced to the actual rate of debt service costs, which would adversely affect the respective company's cash flows and results of operations starting in 2013. We provide more information about the cost of capital proceedings in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

The current FERC formulaic rate methodology for SDG&E's electric transmission assets will be up for review in 2013, with the new rates effective in September 2013. This proceeding will assess the rate-making methodology to be employed for SDG&E's FERC-regulated operations, including a determination of SDG&E's FERC-authorized ROE and recovery of operations and maintenance expenses. If this proceeding results in a reduction from SDG&E's current authorized ROE of 11.35 percent or in an adverse determination for the recovery of operations and maintenance expenses, it would adversely affect SDG&E's cash flows and results of operations.

We discuss additional potential and expected impacts of the 2010 Tax Act on our income tax expense, earnings and cash flows in "Results of Operations  – Changes in Revenues, Costs and Earnings  – Income Taxes" above.

In three separate transactions in 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our commodities-marketing partnership. We expect our share of the remaining proceeds from the sales of all of the joint venture's businesses and related cash distributions to approximate $779 million, of which $329 million was received in April 2011. We provide additional information in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein.

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

FINANCIAL DERIVATIVES REFORMS

In July 2010, federal legislation to reform financial markets was enacted that significantly alters how over-the-counter (OTC) derivatives are regulated, which may impact all of our businesses. The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the U.S. Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits. The law gives the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to us and other end users. These requirements could cause our OTC transactions to be more costly and have an adverse effect on our liquidity due to additional capital requirements. In addition, as these reforms aim to standardize OTC products, they could limit the effectiveness of our hedging programs, because we would have less ability to tailor OTC derivatives to match the precise risk we are seeking to mitigate.

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

Sempra Generation

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Generation in Maricopa County, Arizona. When fully developed, the project will be capable of producing approximately 400 MW to 700 MW of solar power. Mesquite Solar will connect to the 500-kilovolt Hassayampa switchyard via our existing Mesquite Power natural gas generation plant.

Construction of the first phase (Mesquite Solar 1) of 150 MW is expected to begin in June 2011 and be completed in early 2013. PG&E has contracted for all of the solar power at Mesquite Solar 1 for 20 years, which contract was approved by the CPUC in April 2011.

Auwahi Wind

In April 2011, Sempra Generation entered into a 20-year contract with Maui Electric Company to provide 21 MW of wind energy from the Auwahi Wind project in the southeastern region of Maui. The contract is subject to approval by the Hawaii Public Utilities Commission. We expect construction on the project to begin in early 2012, and the project to be fully operational in late 2012.

Energía Sierra Juárez

In April 2011, San Diego Gas & Electric entered into a 20-year contract for renewable power supplied from the 156-MW first phase of Sempra Generation’s Energía Sierra Juárez wind project in Baja California, Mexico. The contract is subject to approval by the CPUC and FERC. We expect construction on the project to begin in 2012, and the project to be fully operational in 2013.

Sempra Generation intends to develop the project within the framework of a joint venture, and is working on a joint development agreement for the sale of a 50-percent partnership interest in the current phase of the project to BP Wind Energy.

Sempra Pipelines & Storage

Natural Gas Storage Projects

Currently, Sempra Pipelines & Storage has 23 billion cubic feet (Bcf) of operational working natural gas storage capacity. We plan to develop as much as 75 Bcf of total storage capacity by 2015.

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

▪
Mississippi Hub storage facility, located 45 miles southeast of Jackson, Mississippi, an underground salt dome natural gas storage project with access to shale basins of East Texas and Louisiana, traditional gulf supplies and LNG, with multiple interconnections to serve the Southeast and Northeast regions.

▪
Liberty Gas Storage Expansion, a salt cavern development project in Cameron Parish, Louisiana. Sempra Pipelines & Storage owns 75 percent of the project and ProLiance Transportation LLC owns the remaining 25 percent. The project’s location provides access to several LNG facilities in the area.

South American Utilities

We discuss the increase in Sempra Pipelines & Storage’s investments in Chile and Peru in April 2011 in Note 12 of the Notes to Condensed Consolidated Financial Statements herein.

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper classified as long-term debt and capital lease obligations, at March 31, 2011 and December 31, 2010:

	Sempra Energy
	Consolidated		SDG&E		PE/SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At March 31, 2011:
Utility fixed-rate	$4,017	$478	$2,705	$358	$1,312	$120
Utility variable-rate	598	34	598	34	―	―
Non-utility, fixed-rate and variable-rate	4,255	304	―	―	―	―
At December 31, 2010:
Utility fixed-rate	$4,117	$787	$2,704	$587	$1,413	$200
Utility variable-rate	751	59	601	59	150	―
Non-utility, fixed-rate and variable-rate	3,459	509	―	―	―	―
(1) After the effects of interest rate swaps.

At March 31, 2011, the net notional amount of interest rate swap transactions ranged from $15 million to $305 million at Sempra Energy (ranges relate to amortizing notional amounts).  We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. At March 31, 2011, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2010.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the companies' internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies' internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report, or 2) referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in the Annual Report.

ITEM 1A. RISK FACTORS

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On September 21, 2010, we entered into a Collared Accelerated Share Acquisition Program with JPMorgan Chase Bank, National Association under which we prepaid $500 million to repurchase shares of our common stock, as we discuss in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report and in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

The following table sets forth information concerning purchases made by us, from the program authorized above, of our common stock during the first quarter of 2011:

Maximum
			Total Number of	Dollar Value of
	Total		Shares Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	Per Share (1)	or Programs (1)	or Programs

March 2011	1,496,435	$52.22	1,496,435
	1,496,435		1,496,435	$500 million remaining (2)
(1)
Our publicly announced Collared Accelerated Share Acquisition Program, which began in September 2010, was completed in March 2011. A total of 9,574,435 shares were purchased at a weighted average price of $52.22 per share under this program, including 1,496,435 shares received in March 2011. Additional information regarding the program is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

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

ITEM 6. EXHIBITS

The exhibits filed under Forms 8-K that are incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy).

The following exhibits relate to each registrant as indicated.

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy
10.1
Letter Agreement, dated as of April 15, 2011, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc. and Sempra Energy Holdings VII B.V. (Sempra Energy Form 8-K/A filed on April 15, 2011, Exhibit 10.1).

10.2	Form of Sempra Energy 2008 Long Term Incentive Plan, 2011 Performance-Based Restricted Stock Unit Award.
Sempra Energy / Pacific Enterprises
10.3
Fourth Amendment to Indemnity Agreement, dated as of April 15, 2011, by and among The Royal Bank of Scotland plc, Sempra Energy, Pacific Enterprises and Enova Corporation (Sempra Energy Form 8-K filed on April 15, 2011, Exhibit 10.2).

Sempra Energy / San Diego Gas & Electric Company
10.4	Amended and Restated Operating Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.

10.5	Amended and Restated Servicing Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.
EXHIBIT 12 – STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Pacific Enterprises
12.3	Pacific Enterprises Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.4	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Pacific Enterprises
31.5	Statement of Pacific Enterprises’ Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Pacific Enterprises’ Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Pacific Enterprises
32.5	Statement of Pacific Enterprise's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Pacific Enterprise's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.7	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.8	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: May 9, 2011	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 9, 2011	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Pacific Enterprises:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

Date: May 9, 2011	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 9, 2011	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer